Form 10-Q
period 1995-03-31
COMPUMED INC
filed 1995-05-15
CIK 700998

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1995

                                    or

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                    to
                                ------------------    -------------------

                     Commission File Number:  0-14210

                              COMPUMED, INC.
         (Exact name of registrant as specified in its charter)

             Delaware                               95-2860434
- - --------------------------------        ------------------------------------
State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

        1230 Rosecrans Avenue, Suite 1000, Manhattan Beach, CA  90266
- - ----------------------------------------------------------------------------
   (Address of principal executive officers)                  (Zip Code)

                              (310) 643-5106
- - ----------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                              Not applicable
- - ----------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if change since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X       No
                      --------      -------

     The registrant had 6,263,270 shares of common stock ($.01 par value) issued and outstanding and to be issued as of May 8, 1995.

     Total sequentially number pages in this document:  11

                                  INDEX

                      COMPUMED, INC. AND SUBSIDIARY


PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

          Consolidated condensed balance sheets - March 31, 1995 and September 30, 1994.

          Consolidated condensed statement of operations - three and six months ended March 31, 1995 and 1994.

          Consolidated condensed statements of changes of cash flows - six months ended March 31, 1995 and 1994.

          Notes to interim unaudited consolidated condensed financial statements.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Item 4. Submission of Matters to a Vote of Security Holders


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K.

SIGNATURES

CONSOLIDATED CONDENSED BALANCE SHEETS
COMPUMED, INC. AND SUBSIDIARIES

                                                     March 31,    September 30,
                                                       1995           1994
                                                    -----------    ----------
                                                    (Unaudited)

  ASSETS

CURRENT ASSETS
  Cash                                              $   334,000    $  16,000
  Interest receivable                                                  7,000
  Accounts receivable, less allowance of
       $210,000 March (1995) and
       $178,000 September (1994)                        437,000      424,000
  Other receivables                                      21,000       55,000
  Inventories                                           258,000      247,000
  Prepaid expenses and other current assets               9,000       12,000
                                                      ---------    ---------
                    TOTAL CURRENT ASSETS              1,059,000      761,000


PROPERTY AND EQUIPMENT
  Land                                                1,380,000    1,380,000
  Buildings                                           3,820,000    3,820,000
  Machinery and equipment                             3,260,000    2,964,000
  Furniture, fixtures and leasehold
       improvements                                     198,000      198,000
  Equipment under capital leases                        537,000      537,000
                                                      ---------    ---------
                                                      9,195,000    8,899,000
  Less allowance for depreciation and
       amortization                                   3,562,000    3,351,000
                                                      ---------    ---------
                                                      5,633,000    5,548,000

OTHER ASSETS
  Reacquired franchises, net of accumulated
       amortization of $93,000 (March 1995)
       and $70,000 (September 1994)                     233,000      256,000
  Other assets                                          404,000      301,000
                                                      ---------    ---------
                                                     $7,329,000   $6,866,000
                                                     ==========   ==========

See notes to consolidated financial statements

CONSOLIDATED CONDENSED BALANCE SHEETS
COMPUMED, INC. AND SUBSIDIARIES

                                                     March 31,    September 30,
                                                       1995           1994
                                                    -----------    ----------
                                                    (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Notes payable                                   $    9,000    $     21,000
  Accounts payable                                   398,000         269,000
  Deferred revenue                                   377,000         240,000
  Other accrued liabilities                          429,000         388,000
  Current portion of long term debt                  199,000         232,000
  Current portion of capital lease obligations        22,000          22,000
                                                  ----------     -----------
            TOTAL CURRENT LIABILITIES              1,434,000       1,172,000

TRUST DEED NOTES PAYABLE, less current portion     3,426,000       3,466,000

CAPITAL LEASE OBLIGATIONS, less current portion       52,000          62,000

OTHER LIABILITIES                                    313,000         253,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value--authorized
    1,000,000 shares
      Class A $3.50 cumulative convertible voting
      preferred stock, issued and outstanding --
      8,400 shares (March 1995) and
      (September 1994)                                1,000            1,000
      Class B $3.50 convertible voting preferred
      stock, issued and outstanding - 52,333
      (March 1995) and (September 1994)               5,000            5,000

  Common stock, $.01 par value--authorized
    60,000,000 shares, issued and outstanding--
    6,113,920 shares (March 1995) and
    4,642,493 shares (September 1994)                61,000           46,000

  Additional paid in capital                     18,951,000       17,988,000

  Retained deficit                              (16,914,000)    (16,127,000)
                                                -----------      -----------
                STOCKHOLDERS' EQUITY              2,104,000        1,913,000
                                                -----------      -----------
                                                $ 7,329,000      $ 6,866,000
                                                ===========      ===========

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
COMPUMED, INC. AND SUBSIDIARY

                                           Three Months Ended           Six Months Ended
                                                March 31,                   March 31,
                                        ------------------------    -----------------------
                                           1995         1994           1995        1994
                                        ----------    ----------    ----------   ----------
REVENUES FROM OPERATIONS
  ECG service                           $  409,000    $  370,000    $  810,000   $  700,000
  Osteo services, net                       95,000       101,000       269,000      259,000
  Product sales                             65,000        59,000       120,000      127,000
  Rental property                          106,000                     238,000
  Other income                               2,000         1,000         3,000        2,000
                                        ----------    ----------    ----------   ----------
                                           677,000       531,000     1,440,000    1,088,000

COSTS AND EXPENSES
  Cost of services                         349,000       369,000       664,000      689,000
  Cost of sales                             36,000        39,000        65,000       76,000
  Cost of property operations               78,000                     147,000
  Selling expenses                         128,000       142,000       205,000      257,000
  Research and Development                  58,000       326,000       105,000      364,000
  General and administrative expenses      389,000       536,000       838,000      845,000
  Acquisition of Detoxahol rights                      1,569,000                  1,569,000
  Interest expense                          94,000        62,000       200,000      139,000
                                        ----------    ----------    ----------   ----------
                                         1,132,000     3,043,000     2,224,000    3,939,000

NET LOSS                                $ (455,000)  $(2,512,000)    $(784,000) $(2,851,000)
                                        ==========   ===========     =========  ============
NET LOSS PER SHARE:                     $     (.08)  $      (.60)    $    (.15)  $     (.76)
                                        ==========   ===========     =========  ============

Weighted average number
  of common shares outstanding           5,599,600     4,188,300      5,204,400    3,736,500
                                        ==========   ===========     =========  ============


See notes to interim consolidated condensed financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
COMPUMED, INC. AND SUBSIDIARIES

                                                       Six Months Ended
                                                 --------------------------
                                                  March 31,       March 31,
                                                    1995            1994
                                                 ----------     -----------
OPERATING ACTIVITIES:
 Net Loss                                        $ (784,000)    $(2,851,000)
  Adjustment to reconcile loss to net
    cash used in operating activities:
       Depreciation and amortization                258,000         138,000

  Cost of Detoxahol Rights                                        1,569,000
  Changes in operating assets and liabilities:
    Interest receivable                               7,000          12,000
    Notes receivable                                                230,000
    Accounts receivable                             (13,000)        (29,000)
    Other receivables                                34,000          66,000
    Inventories and prepaid expenses                 (8,000)         24,000
    Accounts payable and other liabilities          367,000         129,000
                                                 ----------     -----------
  NET CASH USED IN OPERATING ACTIVITIES            (139,000)       (712,000)

  INVESTING ACTIVITIES:
    Purchases of property, plant, and equipment    (176,000)        (10,000)
    Increase in other assets                        (19,000)        (66,000)
                                                 ----------     -----------
  NET CASH USED IN INVESTING ACTIVITIES            (195,000)        (76,000)

  FINANCING ACTIVITIES:
    Net proceeds from sale of stock                 750,000       1,232,000
    Dividends on Class A preferred stock            ( 3,000)         (3,000)
    Proceeds from short term borrowings             175,000        (401,000)
    Payments on short-term borrowings              (175,000)
    Principal payments on capital lease
     obligations                                    (10,000)         (8,000)
    Principal payments on trust deeds payable       (73,000)
    Principal payments on notes payable             (12,000)         (4,000)
    Exercise of stock options and warrants                          119,000
                                                 ----------     -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES         652,000         935,000
                                                 ----------     -----------
  INCREASE IN CASH                                  318,000         147,000

Cash at beginning of period                          16,000          20,000
                                                 ----------     -----------
CASH AT END OF PERIOD                            $  334,000     $   167,000
                                                 ==========     ===========
Cash paid for interest:                          $  115,000     $   139,000
                                                 ==========     ===========

See notes to consolidated condensed financial statements

NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

COMPUMED, INC. AND SUBSIDIARIES


NOTE A--BASIS OF PREPARATION

The balance sheet at September 30, 1994 has been abstracted from the Company's year-end audited financial statements.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. For further information, refer to the consolidated financial statements for the year ended September 30, 1994 and the notes thereto included in the Annual Report on Form 10-KSB.


NOTE B--PER SHARE DATA

Net loss income per share is calculated using the net loss less preferred stock dividends, divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations because the effect would be antidilutive.


NOTE C--ACQUISITION OF DISTRIBUTION AND SOFTWARE RIGHTS FOR CARDIAC
        MONITORING PRODUCTS

In February 1995, the Company acquired the rights to market ambulatory cardiac monitoring products and use certain software to establish a telemetry center in the U.S. through the end of 1999, provided that yearly sales increase by 20% a year. The Company issued 400,000 shares of common stock to Jacob Meller from whom the distribution rights were purchased. The value of the shares issued was $228,000 of which a majority was allocated to software acquired. The distribution agreement is with Aerotel Ltd. a medical device and telecommunications company based in Holon, Israel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Net revenues for the second quarter and six months ended March 31, 1995, increased by 27% and 31% respectively, as compared to the same periods last year, primarily because of the rental property income resulting from the acquisition of Irsco Development Company, Inc. Previous declines in the ECG revenues have been halted and management believes there is a future in this market.

Net loss for operations for the second quarter and six months ended March 31, 1995, decreased 52% and 39% respectively, as compared to the same periods last year. This comparison does not include $1,569,000 of expenses in this quarter of 1994 that resulted from the acquisition and immediate write-off of the rights to Detoxahol. The Company had a decrease in expenses of $365,000 in Detoxahol this year as compared to last year, which made up most of the loss reduction.

FINANCIAL CONDITION AND LIQUIDITY

The Company's ratio of current assets to current liabilities was 0.7 to 1.0 as compared to 0.6 to 1.0 at September 30, 1994. While the increase in current ratio remained nearly the same the cash balance increased by $318,000 from the same quarter last year from the $750,000 received upon the sale of 1,316,465 shares of common stock in a Regulation "S" agreement. Current liabilities increased $137,000 in deferred revenues and the accrual of $126,000 in attorney fees for the law suit relating to Detoxahol. Equipment purchases of $102,000 were made in conjunction with the start-up of TeleCor in March.

A short-term borrowing facility was established in December 1992, that allows borrowings up to $500,000 on accounts receivable at an interest rate of 4.5% to 6.0% a month. At March 31, 1995, nothing is borrowed against this line.

Management believes that the cash received from collections of accounts receivable generated operations and ability to use its short-term borrowing facility will be sufficient to fund existing operating requirements. The Company's primary capital resource commitments at March 31, 1995 consist of remaining lease commitments, primarily for computer and office equipment and the commitments with regards to liabilities assumed pursuant to the rental property (Irsco) acquired. The Company currently does not have, and does not anticipate significant commitments for capital expenditures.

The Company's ongoing research and development activities associated with Detoxahol, its current manufacture of its ECG terminals and the marketing of its OsteoGram are all subject to federal, state, local, and in some instances, foreign authorities. The regulatory approval process for Detoxahol can take years and require expenditure of substantial resources. The Company intends to file patent applications on Detoxahol in 1995. Subject to this filing, the Company would then seek strategic partners to help fund the research and development at the University of Georgia.

Management is continuing to seek additional funding through capital raises, principally through placements of securities. There is no assurance that such placements will be consummated, and if so whether the terms will be diluting to current shareholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on March 24, 1995. The following seven directors, consisting of all the directors of the Company, were elected to serve until the next Annual Meeting of Shareholders and thereafter, until their successors are elected and qualified.


                 Name              Votes "FOR"       Votes "WITHHELD"
          ------------------       -----------       ----------------
          Robert Funari             3,416,864            308,095
          Robert Goldberg           3,414,776            310,183
          Howard Mark,M.D.          3,065,948            659,011
          John Minnick              3,415,394            309,565
          Winston Millet            3,679,276             45,683
          Robert Stuckelman         3,324,202            400,757
          Russell Walker            3,682,266             42,693


The shareholders also approved an amendment to the Company's 1992 Stock Option Plan increasing the number of shares available for option from 360,000 shares to 480,000 shares by the following vote:

                        FOR         :          3,098,829
                        AGAINST     :            213,919
                        ABSTAIN     :            412,211

The shareholders also ratified the appointment of Ernst & Young as the Company's independent accountants for the 1995 fiscal year by the following vote:

                        FOR         :          3,679,919
                        AGAINST     :             29,106
                        ABSTAIN     :             16,422

                    PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

        None

  (b)  Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMPUMED, INC.

                        BY         /s/ Rod N. Raynovich
                                   Rod N. Raynovich, President and
                                   Chief Executive Officer
                                   May 15, 1995


                        BY         /s/ DeVere B. Pollom
                                   DeVere B. Pollom, Chief Financial Officer
                                   May 15, 1995