Form 10-Q
period 1995-06-30
COMPUMED INC
filed 1995-08-14
CIK 700998

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1995

                                          or

     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                   to
                                          -----------------    -----------

                           Commission File Number:  0-14210

                                    COMPUMED, INC.
     --------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                  Delaware                              95-2860434
     --------------------------                   --------------------

     State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification No.)

            1230 Rosecrans Avenue, Suite 1000, Manhattan Beach, CA  90266
     --------------------------------------------------------------------------
     (Address of principal executive officers)             (Zip Code)

                                    (310) 643-5106
     --------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not applicable
     --------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if change since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes    X       No
                    -----    -----

          The registrant had 6,886,556 shares of common stock ($.01 par value) issued and outstanding and to be issued as of August 9, 1995.


          Total sequentially number pages in this document:  10



                                        INDEX

                            COMPUMED, INC. AND SUBSIDIARY



     PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements (unaudited)

               Consolidated condensed balance sheets - June 30, 1995 and September 30, 1994.

               Consolidated condensed statement of operations - three and nine months ended June 30, 1995 and 1994.

               Consolidated condensed statements of changes of cash flows - nine months ended June 30, 1995 and 1994.

               Notes to interim unaudited consolidated condensed financial statements.

     Item 2.
               Management's Discussion and Analysis of Financial Condition and Results of Operations.


     PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K.


     SIGNATURES



     CONSOLIDATED CONDENSED BALANCE SHEETS
     COMPUMED, INC. AND SUBSIDIARIES

                                             June 30,            September 30,
                                               1995                 1994
                                             ---------           -------------
                                             (Unaudited)

     ASSETS

     CURRENT ASSETS
     Cash                                    $      256,000      $  16,000
      Interest receivable                                            7,000
      Accounts receivable, less allowance of
           $210,000 June (1995) and
           $178,000 September (1994)                454,000        424,000
      Other receivables                              25,000         55,000
      Inventories                                   228,000        247,000
      Prepaid expenses and other current assets      34,000         12,000
                                                    -------        -------

            TOTAL CURRENT ASSETS                    997,000        761,000


     PROPERTY AND EQUIPMENT
       Land                                       1,380,000      1,380,000
       Buildings                                  3,820,000      3,820,000
       Machinery and equipment                    3,274,000      2,964,000
       Furniture, fixtures and leasehold
         improvements                               198,000        198,000
       Equipment under capital leases               537,000        537,000
                                                  ---------      ---------
                                                  9,209,000      8,899,000
       Less allowance for depreciation and
        amortization                              3,676,000      3,351,000
                                                  ---------      ---------
                                                  5,533,000      5,548,000

     OTHER ASSETS
       Reacquired franchises, net of accumulated
         amortization of $105,000 (June 1995)
         and $70,000 (September 1994)               221,000        256,000
     Other assets                                   387,000        301,000
                                                  ---------       --------
                                                 $7,138,000     $6,866,000
                                                  ---------      ---------
                                                  ---------      ---------

     See notes to consolidated financial statements


     CONSOLIDATED CONDENSED BALANCE SHEETS
     COMPUMED, INC. AND SUBSIDIARIES
                                             June 30,            September 30,
                                               1995                    1994
                                             --------            -------------
     LIABILITIES AND STOCKHOLDERS' EQUITY    (Unaudited)
     CURRENT LIABILITIES
       Notes payable                         $     7,000           $  21,000
       Accounts payable                          493,000             269,000
       Deferred revenue                          167,000             240,000
       Other accrued liabilities                 368,000             388,000
       Current portion of long term debt         188,000             232,000
       Current portion of capital
         lease obligations                        21,000              22,000
                                              ----------           ---------

     TOTAL CURRENT LIABILITIES                 1,244,000           1,172,000

     TRUST DEED NOTES PAYABLE, less
      current portion                          3,414,000           3,466,000

     CAPITAL LEASE OBLIGATIONS, less
      current portion                             47,000              62,000

     OTHER LIABILITIES                           324,000             253,000

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
       Preferred stock, $.10 par value-
        authorized 1,000,000 shares
        Class A $3.50 cumulative
        convertible voting preferred
        stock, issued and outstanding --
         8,400 shares (June 1995) and
         (September 1994)                          1,000               1,000

         Class B $3.50 convertible voting
          preferred stock, issued and
          outstanding 52,333 (June 1995)
          and (September 1994)                     5,000               5,000

     Common stock, $.01 par value--
       authorized 60,000,000 shares,
       issued and outstanding--
       6,763,993 shares (June 1995) and
       4,642,493 shares (September 1994)          68,000              46,000

     Additional paid in capital               19,245,000          17,988,000

     Retained deficit                        (17,210,000)        (16,127,000)
                                             ------------        ------------

        STOCKHOLDERS' EQUITY                   2,109,000           1,913,000

                                             $ 7,138,000         $ 6,866,000
                                             -----------         -----------

     See notes to consolidated financial statements


     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     COMPUMED, INC. AND SUBSIDIARY


                                  Three Months Ended        Nine Months Ended
                                      June 30,                   June 30,
                                  ------------------        -------------------
                                  1995          1994        1995          1994
                                  ----          ----        ----          ----

     REVENUES FROM OPERATIONS
       ECG service                $435,000  $ 370,000   $1,245,000 $  1,070,000
       Osteo services, net          86,000    155,000      355,000      414,000
       Product sales               311,000     80,000      431,000      207,000
       Rental property             117,000    355,000
       Other income                 (5,000)     1,000       (2,000)       3,000
                                   944,000    606,000    2,384,000    1,694,000

     COSTS AND EXPENSES
       Cost of services            365,000    414,000    1,029,000    1,103,000
       Cost of sales               217,000     46,000      282,000      122,000
       Cost of property operations  71,000    218,000
       Selling expenses            116,000     98,000      321,000      355,000
       General and administrative
         expenses                  332,000    405,000    1,170,000    1,250,000
       Research and development     54,000    150,000      159,000      514,000
       Acquisition of detoxahol
        rights                     100,000  1,669,000
       Interest expense             85,000      2,000      285,000      141,000
                                   -------  ---------    ---------    ---------
                                 1,240,000  1,215,000    3,464,000    5,154,000

     NET LOSS                    $(296,000) $(609,000) $(1,080,000) $(3,460,000)
                                 _________  __________ ____________ ____________
                                 _________  __________ ____________ ____________

     NET LOSS PER SHARE:         $    (.05) $    (.12) $      (.19) $      (.82)
                                 __________ __________ ____________ ____________
                                 __________ __________ ____________ ____________

     Weighted average number
       of common shares
        outstanding              6,430,200  5,146,600    5,613,000    4,206,600
                                 _________  _________    _________    _________
                                 _________  _________    _________    _________

     See notes to interim consolidated condensed financial statements


     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     COMPUMED, INC. AND SUBSIDIARIES
                                                    Nine Months Ended
                                             June 30,            June 30,
                                             1995                1994
                                             -------             --------
     OPERATING ACTIVITIES:
      Net Loss                               $ (1,080,000)       $(3,460,000)
       Adjustment to reconcile loss to net
         cash used in operating activities:
            Depreciation and amortization         373,000            187,000
            Cost of detoxahol rights                               1,669,000
            Issuance of common stock for
              services                                                14,000
       Changes in operating assets and
        liabilities:
         Interest receivable                        7,000             19,000
         Notes receivable                                            345,000
         Accounts receivable                      (30,000)           (15,000)
         Other receivables                         30,000            110,000
         Inventories and prepaid expenses          (3,000)            39,000
         Accounts payable and other liabilities   202,000            129,000
                                                -----------          ---------
       NET CASH USED IN OPERATING ACTIVITIES     (501,000)          (963,000)

       INVESTING ACTIVITIES:
         Purchases of property, plant,
          and equipment                          (170,000)           (25,000)
         Increase in other assets                  (9,000)           (47,000)
                                             ------------        ------------
       NET CASH USED IN INVESTING ACTIVITIES     (179,000)           (72,000)

       FINANCING ACTIVITIES:
         Net proceeds from sale of stock          981,000          1,432,000
         Dividends on Class A preferred stock      (3,000)            (3,000)
         Proceeds from short term borrowings      175,000
         Payments on short-term borrowings       (175,000)          (401,000)
         Principal payments on capital
          lease obligations                       (36,000)           (12,000)
         Principal payments on trust
          deeds payable                           (96,000)
         Principal payments on notes payable      (14,000)           (10,000)
         Exercise of stock options and warrants    88,000            119,000
                                               ----------        -----------
       NET CASH PROVIDED BY FINANCING
         ACTIVITIES                               920,000          1,125,000
                                               ----------        -----------

       INCREASE IN CASH                           240,000            90,000

     Cash at beginning of period                   16,000            20,000
                                               ----------        ----------

     CASH AT END OF  PERIOD                   $   256,000        $  110,000
                                               ----------        ----------
                                               ----------        ----------

     Cash paid for interest:                     $285,000         $ 141,000
                                               ----------        ----------
                                               ----------        ----------

     In March 1995 the Company acquired the rights to market ambulatory cardiac monitoring products with the issuance of 400,000 shares of common stock.

     See notes to consolidated condensed financial statements

     NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED
     FINANCIAL STATEMENTS

     COMPUMED, INC. AND SUBSIDIARIES


     NOTE A--BASIS OF PREPARATION

     The balance sheet at September 30, 1994 has been abstracted from the Company's year-end audited financial statements.

     The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30 , 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1995. For further information, refer to the consolidated financial statements for the year ended September 30, 1994 and the notes thereto included in the Annual Report on Form 10-KSB.


     NOTE B--PER SHARE DATA

     Net loss income per share is calculated using the net loss less preferred stock dividends, divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and effect of the conversion of the Class A and Class
     B Preferred Stock are omitted from the computations because the effect would be antidilutive.


     Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations
     ---------------------

     Revenues from operations for third quarter and nine months ended
     June 30, 1995, increased by 56% and 41% respectively, as compared to the same periods last year, of which $117,000 was rental property income resulting from the acquisition of Irsco Development Company, Inc. in the last quarter of fiscal 1994. Product sales increased $256,000 for the nine months ended June 30, 1995, due to the sale and installation of OsteoSystem units in three international sites. ECG revenues have increased 16% in this fiscal year and management continues to believe there is a future opportunity in this market.

     Net loss from operations for the third quarter and nine months ended June 30, 1995, decreased 42% and 41% respectively as compared to the same periods last year. This comparison does not include $1,669,000 of expenses that resulted from the acquisition and immediate write-off of the rights to Detoxahol. The sales of the three OsteoSystems and the decrease in expenses of $352,000 in Detoxahol this year as compared to last year, made up most of the loss reduction for the fiscal year.

     Financial Condition and Liquidity
     ---------------------------------

     The Company's ratio of current assets to current liabilities was 0.8 to 1.0 as compared to 0.6 to 1.0 at September 30, 1994. While the increase in current ratio remained nearly the same, the cash balance increased by $240,000 from the same quarter last year as a result of the $1,000,000 received upon the sale of 1,663,607 shares of common stock in a Regulation "S" agreement. Accrued liabilities increased $162,000 for attorney fees for the law suit relating to Detoxahol. Equipment purchases of $102,000 were made in conjunction with the start-up of TeleCor in March.

     On August 11, 1995 the Company raised $5.1 million for 1.2 million shares of common stock in a private placement with certain institutional investors and their affiliates.

     Management believes that the cash received from collections of accounts receivable generated operations and from the stock placements will be sufficient to fund existing operating requirements. The Company currently does not have a borrowing line. The Company's primary capital resource commitments at June 30, 1995 consist of remaining lease commitments, primarily for computer and office equipment and the commitments with regards to liabilities assumed pursuant to the rental property (Irsco) acquired. The Company currently does not have, and does not anticipate significant commitments for capital expenditures.


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


                                             COMPUMED, INC.
                                  BY         /s/ Rod N. Raynovich
                                             Rod N. Raynovich, President and
                                              Chief Executive Officer
                                                  August 9, 1995


                                             /s/ DeVere B. Pollom
                                  BY        DeVere B. Pollom, Chief Financial
                                              Officer
                                             August 9, 1995



                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             COMPUMED, INC.
                                             -------------------------------
                                             (Registrant)


                                             /s/ Rod N. Raynovich
                                             ______________________________
                                             Rod N. Raynovich
                                             President


                                             /s/ DeVere B. Pollom
                                             ______________________________
                                             DeVere B. Pollom
                                             Chief Financial Officer



     Date:  August 9, 1995