Form 10KSB
period 1995-09-30
COMPUMED INC
filed 1995-12-29
CIK 700998

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-KSB

     (Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (FEE REQUIRED).

     For the fiscal year ended           September 30, 1995
                              __________________________________________________

     [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED).

     For the transition period from                          to
                                   _________________________   _________________
     Commission file number                                   0-14210
                                   _____________________________________________

                                    COMPUMED, INC.
                                   ---------------
                    (Name of Small Business Issuer in Its Charter)

               Delaware                                95-2860434
          ___________________                __________________________________

     (State of Incorporation or         (I.R.S. Employer Identification No.)
     Organization)

     1230 Rosecrans Avenue, Suite 1000, Manhattan Beach, California     90266
     ___________________________________________________________________________
     (Address of principal executive offices)                       (Zip Code)

                                    (310) 643-5106
     ___________________________________________________________________________

                   (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:  None

        Securities registered under Section 12(g) of the Exchange Act:

                             COMMON STOCK, $.01 PAR VALUE
                            COMMON STOCK PURCHASE WARRANTS

     ___________________________________________________________________________

                                    Title of Class

     Check whether the issuer:  (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months), and (2) has been subject to such filing requirements for the past 90 days.
                                                                [X] YES   [ ] NO

     Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     As of December 26, 1995, 8,345,668 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by nonaffiliates was approximately $36,050,000.

     Revenues for the fiscal year ended September 30, 1995 totaled $3,010,000.

     Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 1996 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before January 29, 1996.

                                        PART I


     ITEM 1.  DESCRIPTION OF BUSINESS

     GENERAL

          CompuMed, Inc. (the "Company") was incorporated in the State of Delaware on July 21, 1986. The Company is a medical systems company engaged primarily in the application of computer technology to medicine. The main aspects of the Company's business are (i) the licensing of its proprietary technology in the OsteoGramR, a bone density test that was developed by the Company as a means of aiding physicians in diagnosing and monitoring osteoporosis, (ii) the computer interpretation of electrocardiograms ("ECGs"), (iii) TeleCor Services Division ("TeleCor"), which is engaged in transtelephonic cardiac event monitoring, and (iv) the development of DetoxaholTM, a substance and delivery technology intended to facilitate the rapid lowering of blood alcohol levels of people who have been drinking alcohol. In addition, the Company owns and manages a small industrial park complex located in the Los Angeles area.

          Major business developments that have occurred over the past twelve months include the private placement of $5.1 million worth of the Company's Common Stock, $.01 par value ("Common Stock"), and the Company's OsteoGramR licensing arrangement with Merck & Co., Inc. ("Merck") pursuant to which the Company has licensed its proprietary technology in the OsteoGramR to Merck and has sold Merck certain assets used in conducting and analyzing OsteoGramsR (such assets together with the proprietary technology are hereinafter referred to as the "OsteoSystem"). The financing will enable the Company to accelerate its research and development efforts for a second generation OsteoSystem. Management expects its near-term growth to come from the licensing of the OsteoGramR and intends to solidify its position in the bone density testing field with the development of a second generation OsteoSystem.


     THE OSTEOGRAMR

          The OsteoGramR is a bone density test developed by the Company, which involves taking a standard hand X-ray with an aluminum alloy calibration wedge in the field of view utilizing existing and widely available standard X-ray equipment. Physicians utilizing the OsteoGramR X-ray the patient's hand and then the developed film is analyzed by Merck with proprietary software to accurately determine bone density, using the calibration wedge to adjust for any differences among X-ray machines, exposures, types of film and development. An OsteoGramR report is then delivered to the patient's physician.

          The scientific name for the testing technique utilized by the OsteoGramR is radiographic absorptiometry. It is capable of detecting changes in bone mineral density as small as approximately 1.5%. Since 1985, the OsteoGramR has been cleared for reimbursement by Medicare. To the best of the Company's knowledge, the OsteoGramR is the only bone density test that can be performed without any specialized medical equipment. The OsteoGramR can be taken using an OsteoGramR Starter Kit with standard X-ray equipment which could be found at any of an estimated 100,000 locations in the U.S., including hospitals, clinics and doctors' offices. The OsteoGramR Starter Kit includes a proprietary aluminum alloy calibration wedge, instructions, billing information, and pre-addressed envelopes for mailing developed X-rays of the hand to a Merck facility for scanning and computer analysis.


     MERCK LICENSE AGREEMENT

          On September 22, 1995, the Company entered into a Technology License Agreement with Merck, effective September 27, 1995 (the "Merck License Agreement"), pursuant to which Merck has been granted a perpetual, exclusive license of the OsteoSystem. The Company understands that Merck will offer the OsteoGramR and related services to physicians on a per-test basis. The Company will receive a royalty payment from Merck for each OsteoGramR test sold by Merck to a physician during the years 1996 through 2000 at which time royalties shall cease. The royalties will escalate from $2 to $4 per test over that period. The royalty payments are not capped for years 1996 through 1998, but they are subject to a cap in 1999 equal to the lesser of ten percent of Merck's total collected revenues for that year or $3 million and a cap in year 2000 equal to the lesser of ten percent of Merck's total collected revenues for that year or $4 million. The Company is not entitled to a minimum royalty payment. Since the Merck License Agreement provides Merck with full control over the operation of, marketing and sales for, the OsteoSystem, the Company does not have a basis to adequately estimate the amount of revenues that it will receive as royalties over the term of the Merck License Agreement. Merck has the right to terminate the Merck License Agreement at any time without cause.

              The Company received a $250,000 payment upon entering into the Merck License Agreement as a one-time fee plus an amount equal to the book value of certain OsteoSystem-related equipment sold to Merck, including computer equipment, office equipment and high-tech imaging equipment, subject to a $175,000 limit. Merck is required to spend $750,000 (including expenditures made by Merck prior to entering into the Merck License Agreement) over the first three years of the Merck License Agreement for product development, regulatory compliance and clinical studies in connection with the OsteoSystem; provided, however, that none of such expenditures need be made with the Company and the Company is required to pay Merck the sum of $250,000 for the first year of the Merck License Agreement as a contribution toward Merck's costs and expenses incurred in marketing and marketing support for the OsteoSystem.

          The Company has retained the right to perform developmental work on the proprietary technology licensed to Merck and thereby form a second generation OsteoSystem. The Company has begun to research and develop a second generation OsteoSystem and has been involved in negotiations with other parties with respect to the development of a specialized X-ray device and the use of new technology for the second generation OsteoSystem. The Company intends to license any second generation OsteoSystem developed by it. The Company's right to license a second generation OsteoSystem is subject to a right of first refusal held by Merck, which requires the Company to notify Merck of (i) any second generation prototypes that are in the developmental stage and (ii) any completed second generation products and gives Merck the right to negotiate with the Company on an exclusive basis over a period of sixty days (A) the terms under which Merck would fund the development stage prototype or (B) the terms under which Merck would acquire an exclusive license to the completed second generation product.

          In connection with entering into the Merck License Agreement, the Company paid $100,000 and issued five year warrants for the purchase of 83,000 shares of the Company's Common Stock at an exercise price of $2.50 per share to Skeletal Assessment Services Co. ("SASCO") and forgave $30,000 of indebtedness owed to it by SASCO as a modification of payments due to SASCO for assets the Company purchased from SASCO in 1991 in connection with the development of the OsteoSystem. In addition, the Company agreed to pay SASCO, as additional consideration for such modification, eight percent (8%) of all royalties paid by Merck to the Company under the Merck License Agreement and extended by five years the term of warrants to purchase 64,000 shares of the Company's Common Stock at an exercise price of $2.50 issued to SASCO under the Company's original agreement with SASCO.


     INTERNATIONAL OSTEOSYSTEM SALES

          Product sales increased in 1995 as the result of the sale of OsteoSystem processing units to companies in Mexico, Switzerland and the Netherlands. The Company's rights under agreements with such companies have been assigned to Merck in connection with the Merck License Agreement. The Company will benefit from any additional foreign sales indirectly in the form of royalties that may be receivable from Merck pursuant to the Merck License Agreement.


     OTHER OSTEOPOROSIS DETECTION AIDS

          The only present methods used to assist physicians in detecting osteoporosis are bone mineral density measurement and bone biopsy. Because of patient risk, pain and cost, the latter method is rarely used. Bone mineral density is measured by passing nuclear radiation or X-ray beams through bone and determining how much energy is absorbed by the bone. In classical techniques a carefully calibrated source enables determination of how much energy is absorbed by the bone before reaching the detector. The use of a calibrated source necessitates the purchase of costly special equipment for bone density measurement.


     TREATING OSTEOPOROSIS

          Osteoporosis treatment alternatives include estrogen replacement therapy, calcitonin, bisphosphonates, diet, calcium supplements, weight-bearing exercises. In addition, many new medication alternatives such as Merck's FosamaxTM are being offered as alternative treatments for osteoporosis.

          Pharmaceutical companies have estimated that only about 5% of patients requiring medical treatment for osteoporosis receive prescriptions today. They ascribe this low treatment level to a lack of knowledge about osteoporosis by the primary care physician and the patient, limited availability of convenient affordable tests for osteoporosis, limited amount of FDA approved medications and poor patient compliance when medication is prescribed. The OsteoGramR introduces a convenient affordable test for osteoporosis.

          Current FDA approved medications for osteoporosis include the female hormone estrogen, in pill and patch forms, and the bone metabolism hormone, calcitonin, administered by injection or through a nasal spray. The estrogen pill market is dominated by Premarin (American Home Products) and also includes Estrace (Bristol Myers Squibb Company), Ogen (The Upjohn Company) and Ortho-EST (Johnson & Johnson). The estrogen transdermal patch is produced by Estaderm (CIBA-Geigy Limited Group). Approved calcitonin medications are Calcimar (Rhone Poulenc Rorer Pharmaceuticals, Inc.) and Miacalcin (Sandoz Pharmaceutical Corporation). Estrogen medication is also approved for problems associated with menopause, such as hot flashes.


     COMPETITION

          The OsteoGramR competes with specialized capital equipment used for bone density measurement such as single photon absorptiometry nuclear scanners (SPA), dual photon absorptiometry nuclear scanners (DPA), quantitative computed tomography scanners (QCT) and dual energy X-ray absorptiometry scanners (DXA). Of these techniques, only the OsteoGramR and SPA are currently approved for Medicare reimbursement. There are several manufacturers of bone density testing equipment. The most popular of these technologies is DXA, which is manufactured principally by Hologic, Inc., Lunar Corp., and Ostech, Inc.

          Management believes that the OsteoGramR has several competitive advantages over other existing bone density tests, including that the OsteoGramR is the only test for the measurement of bone density that can be administered using standard X-ray equipment. This factor alone makes the OsteoGramR available to large segments of the population who cannot, or will not, go to hospitals or radiology centers that have specialized capital equipment to measure bone density. The OsteoGramR also provides an easy "low cost" way for primary care physicians, who have patients at risk for osteoporosis, to initiate the first steps for testing and treating the disease. The per test cost of the OsteoGramR is approximately one-third that of the DXA scanners, which also require capital investments of up to approximately $100,000 or a long-term leasing arrangement and have no function other than testing bone density.

          Many radiology centers (in hospitals and free standing) may consider their services to be in competition with the OsteoGramR because of their capital investment in expensive bone scanning equipment. However, management believes that because the OsteoGramR is more widely available as a result of the accessibility of standard X-ray devices and is relatively lower in cost, it should appeal to a larger market. In addition, some radiology centers offer the OsteoGramR as a complement to other bone density scanning tests.

          There is no assurance that other companies, some of which are better known and financed than the Company, will not develop tests similar to the OsteoGramR which also use X-ray devices or some other widely-available devices or equipment to test bone density.


     ECG SERVICES

     GENERAL

          Through its ECG computer diagnostic services, the Company currently serves approximately 1,600 health care providers nationwide. The Company provides primary care physicians, clinics, institutions, small hospitals and industrial health care facilities with a line of fully-automated, solid-state microprocessor terminals, which access the Company's five host computers and custom software to provide medical users with on-line ECG's and computer interpretations, in less than three minutes. The Company's ECG terminal products are connected by phone to its ECG analysis computer center. Physicians, nurses or technicians can apply ECG electrodes on a patient at their office, transmit the ECG by phone to the Company, and receive a printed computer interpretation within three minutes. The principal ECG terminal models are the System 107 and System 307, both designed and manufactured by the Company. System 107 uses with single-channel trace printout for low to moderate volume applications. System 307 adds a thermal graphics printer to generate an 8.5 x 11-inch unit record for high volume accounts. Both units are available for either rental or sale. System 307 offers a Pulmonary Function Analysis option for performing pulmonary tests as well as ECGs.

          The Company provides physicians with what it believes to be the most up-to-date electrocardiography interpretation software programs available. The software is customized and periodically updated by the Company, with the advice of its Cardiology Advisory Board. The Company has no formal agreements with the members of its Cardiology Advisory Board and such members are not contractually obligated to spend any time on the affairs of the Company.

          ECG analysis services are available to users by telephone 24 hours a day, seven days a week. The computer center located on site at the Company, which is staffed at all times, currently includes five on-line computers, with a sixth used for backup and off-line research and development. The Company has also contracted with Sisters of Providence Medical Center of Seattle, Washington, to provide processing and to interpret ECG's for certain ECG accounts. Pursuant to the agreement with Sisters of Providence Medical Center, the medical center provides computerized ECG analysis to subscribers on a continuous twenty-four hour per day basis at a specified rate and emergency overread and routine overread services to subscribers at rates published by the Company. In addition to basic ECG analysis, the Company offers its customers a range of optional services, including ECG overreads (reviews by a cardiologist), network transmission (to a local cardiologist with a special remote printer), FAA transmission (for FAA examiners performing pilot physicals), and long-term storage of ECGs on laser optical disk.

          Upon the request of a physician, the Company provides the services of a cardiologist to assist the attending or examining physician in overreading the ECG interpretation for a fee, which is billed by the Company directly to the physician. The Company periodically retains cardiologists from Harbor-UCLA Medical Center and Sisters of Providence Medical Center for advice regarding its ECG interpretation software programs and to perform overreads of certain ECG readings. Presently, two cardiologists from such medical centers are parties to consulting agreements with the Company. Michael Laks, M.D. is the Chairman of the Company's Cardiology Advisory Board, a director of the Heart Station of Harbor-UCLA Medical Center, Professor of Medicine at UCLA Medical School and President of the International Society for Computerized Electrocardiography. James Clifton, M.D. is a Director of Non-Invasive Cardiology at Sisters of Providence Medical Center.

          The Company's current liability insurance policy does not cover losses due to erroneous overreads. Medical professional liability claims which may be brought against the Company for erroneous overreads, which are not covered by or exceed the coverage amount of a medical professional liability insurance policy held by the physician performing the overread, could have a material adverse effect on the Company's business, financial condition or operating results. Since commencing ECG services, no medical professional liability claims have been made against either physicians who perform overreads for the Company or the Company with respect to erroneous overreads.

          The Company offers physicians a full range of disposable cardiopulmonary supplies including electrodes, ECG recording paper, gel, and patient cables.


     MARKETING

          The Company's sales efforts for its ECG products and services are aimed principally at primary care physicians, clinics, institutions, small hospitals and industrial health care facilities.

          The Company's revenues are generated mostly by the Company's direct sales efforts. Approximately 5% of the Company's revenues result from non-exclusive commissioned dealers who are independent contractors and receive commissions ranging from twenty to thirty-five percent of the sales generated by such persons. The Company markets products to the health care facilities of large national companies such as Ingersoll-Rand Corporation, Ethyl Corporation, General Motors Corporation, and other multi-installation users such as major governmental institutions and agencies, including prisons. The Company attends national and regional medical conventions to generate leads for its services, equipment and supplies.

          System 107 and System 307 are sold directly to the Company's clients at a cost of approximately $3,500 or 5,000, respectively, or leased on a fee-for-use basis to medical users. A user who leases, commits to a minimum monthly payment of $100 or $200 for the System 107 and System 307, respectively, for a minimum period of one year. The Company does not require the payment of a security deposit upon leasing a System 107 and System 307. Maintenance of the leased ECG system is provided by the Company at no additional cost as part of the leasing arrangement. The charge for ECGs in excess of those included in the monthly fee varies with the volume of usage.


     COMPETITION

          The computer interpreted ECG business has attracted a number of companies, domestic and foreign. A number of medical equipment manufacturers are presently offering ECG terminals and systems, some of which perform computer-assisted ECG analysis. Some of these competitors market their products primarily to hospitals, whereas the Company markets primarily to physicians' offices and government and industrial health care facilities. The Company estimates that its form of business, computerized ECG analyses via a service bureau, constitutes only 1.5% of the total number of ECGs taken each year in the United States. As of 1994, the Company had approximately 30% of this service bureau market. Its major competitor, Merx Diagnostics, Inc. has about 40% and a number of smaller companies share the balance of the market. The principal methods under which the Company competes are service, product and software performance, and price.


     ASSEMBLY, REPAIR AND CUSTOMER SERVICE

          Assembly operations conducted by the Company are typical of the electronics industry and require no extraordinary methods, procedures or equipment. The Company's systems consist primarily of a number of electronic component parts assembled on Company-designed printed circuit boards, as well as printer and recorder components. The bare circuit boards, which are modified by the Company prior to use, are manufactured for the Company by different manufacturers, including Century Circuit Corp and Abaca Manufacturing Contractor. The Company has never experienced any problems with the quality of the bare circuit boards manufactured for it and the manufacturers have been able to maintain a readily available supply of bare circuit boards that meets the Company's demand for such product. The component parts, except for the finished circuit boards, sheet metal chassis and equipment cases, are standard items. After assembly, the Company's systems undergo extensive testing by personnel skilled in the electronics industry before they are sold or leased. The Company has developed several types of specialized tests to facilitate this process and does limited internal engineering for continuing support and new product development. All assembly operations are conducted at the Company's headquarters in the Los Angeles area. Quality control procedures used in testing the products have been approved by the FDA and are subject to yearly inspections by the FDA.

          The Company provides a one year warranty on its ECG systems. All of the equipment is repaired at the Company's facility. Loaner equipment is available under the Company's maintenance programs and leasing arrangements.

          The Company uses a "hot line" and customer service staff to handle most customer equipment and training problems. Initial installation and set up is handled with videotape, and in some instances with visits by customer service sales or distributor personnel. The Company's customer support services are an important aspect of the ultimate successful installation and operation of its products, which are sold with a warranty covering both parts and labor.


     TELECOR

          In February 1995, the Company entered into an Assignment of Exclusive Marketing Rights Agreement (the "Assignment") with Jacob Meller, the holder of the exclusive marketing rights in the United States for TeleCor products pursuant to a Licensing Agreement (the "TeleCor Licensing Agreement") with Aerotel Ltd, a medical device and telecommunications company based in Holon, Israel ("Aerotel"). The TeleCor Licensing Agreement will be terminated as of January 1996 because the Company failed to meet certain minimum sales amounts in 1995. Aerotel, however, has agreed to extend the license on a non-exclusive basis directly with the Company. Such arrangement is terminable at any time by Aerotel, however, other event recorder devices may be purchased in lieu of Aerotel event recorders.

          TeleCor is a division of the Company which offers physicians transtelephonic cardiac event monitoring equipment and services for their patients. The Company provides physicians with a pocket-sized cardiac event recorder, which is a device that continuously monitors the physician's patients' heart rate and rhythms to detect arrhythmias and other cardiac abnormalities, and other supplies. The physician gives the patient the cardiac event recorder and instructs the patient to either wear the cardiac event recorder continuously over an extended period of time and call in for a reading in the event of a specified cardiac event or wear the cardiac event recorder for a shorter period of time after a cardiac event has occurred so that multiple cardiac readings can be taken and compared. The Company's technicians transtelephonically monitor signals received from the cardiac event recorder.

          The telemetry technicians who monitor the results of the event recorders have all attended two-year training programs in ECG monitoring. In the event of a cardiac abnormality, the patient's attending physician will consult with the Company's TelCor Services Division physician, who may perform an overread.

          The Company's current liability insurance policy does not cover losses due to erroneous overreads. Medical professional liability claims which may be brought against the Company for erroneous overreads, which are not covered by or exceed the coverage amount of a malpractice insurance policy held by the physician performing the overread, could have a material adverse effect on the Company's business, financial condition or operating results. Since the commencement of the TeleCor Division, no medical professional liability claims have been made against physicians who perform overreads for the Company or the Company with respect to erroneous overreads.

          The Company has retained James Clifton, M.D. to provide TeleCor overreads. Dr. Clifton is a Director of Non-Invasive Cardiology at Sisters of Providence Medical Center.

          TeleCor analysis services are available to users by telephone 24 hours a day, seven days a week. The computer center used for TeleCor analysis services is the same center used for ECG services. The computer center is staffed at all times, currently includes five on-line computers, with a sixth used for backup and off-line research and development. The Company provides physicians who subscribe to TeleCor, free of charge, a full range of disposable cardiopulmonary supplies, including electrodes, and other miscellaneous supplies.


     MARKETING

          The Company's sales efforts for TeleCor are aimed principally at home health agencies and primary care physicians.

          Marketing for TeleCor is handled exclusively by the Company. As with its ECG Services, the Company attends national and regional medical conventions to generate leads for its services, equipment and supplies.

          The Company sells and leases the cardiac event monitor and related equipment required to obtain TeleCor services. As part of the leasing arrangement, the Company provides the services of a board-certified cardiologist to assist the attending or examining physician in overreading the TeleCor interpretation.


     COMPETITION

          The TeleCor business, like the ECG services, has attracted a number of companies, domestic and foreign. The Company's major competitors in the field of cardiac event monitoring include Instromedix, Inc. and Raytel Medical Corp., which have approximately 75% of the market, with approximately 20 other companies having the remaining 25% of the market.


     DETOXAHOLTM

          In March 1994, the Company acquired the rights to a potential new pharmaceutical product called DetoxaholTM through the acquisition of MB Nutraceuticals, Inc. ("MB"). In June 1995, a patent application was filed on behalf of the Company covering the technology underlying DetoxaholTM. DetoxaholTM is a substance intended to facilitate the rapid lowering of blood alcohol of people who have been drinking alcohol. DetoxaholTM is currently under development at the University of Georgia, with the Company funding the research and development. DetoxaholTM is intended to augment the liver's natural function of removing alcohol from the blood by creating an "auxiliary liver function" in the small intestine. Its efficacy would depend on the amount of DetoxaholTM taken compared to the amount of alcohol consumed; since large doses of DetoxaholTM can be taken, alcohol detoxification would occur quickly.

          There is no assurance that the Company will continue to develop DetoxaholTM technology or that if any DetoxaholTM product is ultimately developed by the Company such product will be cleared by the appropriate regulatory agencies.

          Management expects that the initial market for DetoxaholTM would be for emergency rooms and ambulances as well as niche markets in the far east. Management does not know of any other current method or existing drug or product that would rapidly remove alcohol from the blood. However, there is no assurance that other universities and/or pharmaceutical companies are not currently working on a similar drug or product. The DetoxaholTM compound is currently in the development phase with pre-clinical testing expected to begin in 1996.

          Before commencing marketing and sales efforts for DetoxaholTM or any DetoxaholTM product that is eventually developed by the Company, the Company must obtain FDA clearance of DetoxaholTM. The FDA and corresponding regulatory bodies in other countries require that the drug for which clearance is sought be shown to be safe and effective in adequately controlled clinical trials. Prior to initiation of clinical trials, extensive basic research and development information must be submitted to the FDA in an Investigational New Drug Application ("IND"). If clearance is obtained to proceed to clinical trials based on the IND, Phases 1 through 3 clinical trials are performed. If Phases 1 through 3 are successfully completed, the data from these trials is collected into a New Drug Application ("NDA"), which is filed with the FDA in an effort to obtain marketing clearance. The FDA reported industry average for intervals between filing of an IND and submission of an NDA is about five years and about two years between NDA filing and FDA clearance. If a drug is designated for fast track clearance the process can be faster. Since pre-clinical testing of DetoxaholTM has not yet commenced, it is premature to estimate when the Company will file an IND with respect to DetoxaholTM, assuming the Company decides to continue to develop DetoxaholTM.

          Pursuant to a Research Agreement with the University of Georgia, through December 31, 1995 the Company will have funded $260,000 for the research and development of DetoxaholTM, which includes expenses associated with the filing of a patent application for DetoxaholTM. The Company has agreed to fund up to an additional $740,000 over the next year of which $250,000 will be released only for FDA preclinical testing if the results of the research of the project are satisfactory to the Company and the University. Upon material breach or default of the Research Agreement by the Company, the University of Georgia has the right upon notice to terminate the Research Agreement and all of the rights and privileges of the Company thereunder, including the Company's licensing rights, unless the Company cures the breach within a specified period. Pursuant to the terms of the Research Agreement, the University of Georgia retains all right and title to any DetoxaholTM product developed by it, subject to the terms and conditions of an Exclusive License Agreement, dated as of January 3, 1994 (the "Detoxahol License Agreement"), between the parties. Pursuant to the Detoxahol License Agreement the Company has received an exclusive, perpetual, worldwide license to use, make and sell any DetoxaholTM products developed by the University of Georgia and the University of Georgia is entitled to royalty payments based on the annual net sales resulting from each sale of a licensed DetoxaholTM product of 5% of the first $1 million, 4% of the second $1 million, 3% of the third $1 million and 2% of all additional net sales up to an aggregate royalty amount of $ 1 million. Thereafter, the Company must pay the University of Georgia 2% of all net sales. In addition to the royalties payable under the Detoxahol License Agreement, the Company must also bear all expenses incidental to the filing and upkeep of a DetoxaholTM patent.


     INDUSTRIAL PROPERTY - IRSCO DEVELOPMENT COMPANY, INC.

          In August 1994, the Company acquired Irsco Development Company, Inc. ("Irsco") whose principal asset is a 6.3 acre industrial park, consisting of nine buildings comprising a total of 118,270 sq. ft. plus parking (the "Irsco Property"). The buildings have been divided into 25 separate units, ranging from 1,900 sq. ft. to 10,000 sq. ft. The property is located in Irwindale, California, approximately 18 miles from downtown Los Angeles.

          The units of the industrial park are rented to commercial tenants. Presently, approximately 80% of the units are rented at current market rates and management is making efforts to find tenants for the remaining vacant units. The total costs associated with owning and operating the Irsco Property, including debt service, were $419,000 in 1995 as compared with $50,000 in 1994 with rental proceeds of $431,000 in 1995 and $66,000 in 1994. The depreciation taken by Irsco on the Irsco Property was $197,000 in 1995 and $24,000 in 1994. The costs, rental proceeds and depreciation taken in 1994 is for the period commencing on the date the Company acquired Irsco, August 12, 1994, and ending on September 30, 1994.

          The Company acquired Irsco in exchange for 52,333 shares of the Company's $3.50 Series B Convertible Preferred Stock (the "Preferred Stock"). As a result of a one-for-ten reverse stock split, each share of Preferred Stock is convertible into ten shares of the Company's Common Stock. The Preferred Stock is presently redeemable by the Company upon thirty days notice, at a price of $3.85 per share. In addition to the Preferred Stock, the Company issued warrants to purchase 22,000 shares of Common Stock at an exercise price of $3.75 per share expiring in August 1999.

          On November 29, 1995, Irsco received two Notices of Default and Election to Sell Under Deed of Trust, dated November 16, 1995 (collectively, the "Notices of Default"). The Notices of Default involve claimed defaults by Irsco on (i) a Second Deed of Trust, dated December 16, 1986, between Irsco and Max Guefen, as substituted trustee, to secure obligations in favor of IRSC Shareholders Liquidating Trust successor in interest to Interstate Restaurant Supply Company, Inc. in the amount of $139,684 (the "Second Deed of Trust") and (ii) a Third Deed of Trust, dated August 12, 1994, between Irsco and Max Guefen, as substituted trustee, to secure obligations in favor of Eric Guefen and Winston and Roslyn Millet Family Trust in the amount of $505,485 (the "Third Deed of Trust" and together with the Second Deed of Trust, the "Deeds of Trust"). The Deeds of Trust are both secured by the Irsco Property. The Notice of Default under the Second Deed of Trust claims that Irsco breached its obligations thereunder by failing to pay the principal sum of $136,878, which came due on August 13, 1995, with accrued interest from July 13, 1995, plus related fees and costs of the trustee. The Notice of Default under the Third Deed of Trust claims that the default under the Second Deed of Trust constitutes a default under the Third Deed of Trust, and consequently Irsco is in default in the principal amount of $470,000 plus accrued interest of $35,849 and related costs of the trustee.

          Irsco has not received notice of default under the Secured Promissory Note, dated December 31, 1986 (the "Note"), by Irsco in favor of the Principal Mutual Life Insurance Company. The Note, which secures obligations in the outstanding amount of $2,971,489, gives the holder thereof a security interest in the Irsco Property, which ranks prior to the security interest created by the Deeds of Trust. Defaults under the Deeds of Trust constitute a default under the Note. Consequently, the holder of the Note has the option of accelerating amounts owed thereunder.

          Irsco and the Company have been evaluating their options in relation to the Irsco Property. Based upon the results of this evaluation Irsco and the Company will determine whether to oppose the foreclosure. Irsco has until February 14, 1996 to respond to the Notices of Default.

          At the end of fiscal year 1995, based on impairment indicators, the Company recorded a write down on the Irsco Property of $1.5 million to reduce the carrying value of such property to net realizable value.


     GOVERNMENT REGULATION

          The Health Care Finance Administration approves diagnostic tests for reimbursement by Medicare. The OsteoGramR and the Company's ECG and TeleCor Services have been approved for reimbursement by Medicare. Government regulations may change at any time and Medicare reimbursement for the OsteoGramR or the Company's ECG or TeleCor services may be withdrawn or reduced. Furthermore, other forms of testing for bone mineral density as an indicator of osteoporosis and/or services similar to the Company's TeleCor and ECG Services may be approved for reimbursement and may reduce the market share or profit margins for such services.

          Congress and President Clinton are presently at an impasse over Congress' proposed long-term budget bill. President Clinton has vetoed the measure on the grounds that, among other things, benefits like Medicare and Medicaid would be limited. The Company cannot predict the outcome of this debate or the effect that it may have, if any, on the approval for reimbursement by Medicare of the OsteoGramR or the Company's ECG or TeleCor services.

          The FDA registers medical devices used for diagnostic testing and pharmaceutical products for safety and efficacy. In December 1993, the FDA issued a "Warning Letter" to the Company relating to the OsteoGramR (the "Warning Letter"). The Warning Letter primarily concerned two areas. One concern of the FDA was labeling. The FDA has required all companies involved in the measurement of bone density to eliminate from their advertising reference that such measurements can "detect osteoporosis." In order to comply with this FDA requirement the Company has removed the reference to "detection of osteoporosis" from all of its advertising literature. The second concern of the FDA was the Company's lack of documentation relating to an exemption for the Company from the 510-K filing requirements. The OsteoGramR was in use prior to 1976 when the 510-K regulations were established concerning certain medical devices and thus the Company believes that the OsteoGramR is "grand-fathered" in without having to file under 510-K. In addition, the Company considers the OsteoGramR to be a medical service, which in the opinion of management and its consultants is not subject to the requirements of a 510-K. The Company and Merck have recently provided additional information in support of their position to the FDA, and management expects that the Company and Merck will be able to resolve the FDA concerns. There is, however, no assurance that there will not be future FDA concerns having an adverse effect on license revenues the Company would receive from Merck on OsteoGramR sales.

          The Company has no present plans for the development of specific DetoxaholTM products. The core technology behind DetoxaholTM must be further developed, however, before the specifics of any DetoxaholTM product can be more concretely defined. Prior to marketing, any DetoxaholTM products that are eventually developed, the Company must undergo an extensive regulatory clearance process conducted by the FDA and comparable agencies in other countries. This process, which generally includes a review of preclinical and clinical testing and confirmation by the FDA that Good Laboratory Practices established by the FDA and Good Clinical Practices were maintained during testing, can take many years and require the expenditure of substantial resources. The Company is dependent on the laboratory and medical institutions that will conduct its preclinical and clinical testing to maintain both Good Laboratory Practices and Good Clinical Practices. Data obtained from preclinical and clinical testing are subject to varying interpretations that can result in delays in the regulatory clearance process or limitations on, or even prevention of, regulatory clearance. In addition, delays or rejections may be encountered as a result of changes in regulatory review policies during the period of development and regulatory review of an IND. Each DetoxaholTM product that is produced by the Company must go through separate clinical trials. The clearance of any particular DetoxaholTM product by the FDA will not necessarily facilitate the clearance of other DetoxaholTM products.

          There can be no assurance that regulatory clearance will be obtained for any DetoxaholTM products developed by the Company. In the pharmaceutical industry, only a small percentage of the new products for which INDs are submitted to the FDA to commence human testing ultimately are cleared for marketing. Moreover, regulatory clearance may be conditioned upon the imposition of restrictions on the indicated uses for which a product may be marketed. Any significant delays in obtaining regulatory clearances or limitations imposed on indicated uses could result in the Company incurring substantial additional expenditures or in diminishing any competitive advantage that the Company's products might otherwise enjoy.

          Even if regulatory marketing clearance is obtained, a marketed product and its manufacturer are subject to continual review. Subsequent discovery of previously unknown problems with a product or its manufacture may result in restrictions on such product or manufacture, including withdrawal of such products from the market. Every manufacturing or labeling change by the Company of any product cleared for marketing also would be subject to regulatory review.


     PATENTS AND PROPRIETARY RIGHTS

          The Company does not have any patents for the OsteoGramR as it was determined that it would be to the Company's competitive advantage to maintain the proprietary of such information by keeping it as a trade secret. The Company does have proprietary rights to the algorithms and software which have been developed and refined over a 10 year period. Such proprietary rights are licensed to Merck under the Merck License Agreement.

     The OsteoGramR trade mark, which is also licensed to Merck, is a registered trade mark.

          The Company believes that others may attempt to develop X-ray scanning and computer analysis systems similar to the OsteoGramR. This will take time and money for development, clinical studies and government clearance. Meanwhile the Company expects to develop, patent and/or copyright a second generation OsteoSystem. The second generation OsteoSystem would incorporate new technology both in software and hardware including possible in-licensing of existing relevant patents. The Company's right to license a second generation OsteoSystem is subject to a right of first refusal held by Merck, which requires the Company to notify Merck of (i) any second generation prototypes that are in the developmental stage and (ii) any completed second generation products and gives Merck the right to negotiate with the Company on an exclusive basis over a period of sixty days (A) the terms under which Merck would fund the development stage prototype or (B) the terms under which Merck would acquire an exclusive license to the completed second generation product.

          In June 1995, a patent application was filed on behalf of the Company covering the technology underlying DetoxaholTM. There can be no assurance that such patent application will be approved, that the Company can develop or acquire DetoxaholTM products or methods of use that are patentable, or even if patents are issued that they will afford the Company's DetoxaholTM products any competitive advantage or will not be challenged by third parties, or that patents issued to others will not adversely affect the development or commercialization of the Company's products. In the event that a patent for DetoxaholTM is not granted, the proprietary information relating to DetoxaholTM could be protected to a certain extent by putting procedures into effect which are designed to maintain the key enzymes, delivery systems and manufacturing process of DetoxaholTM as a trade secret. In addition, to the extent that the Company develops uses of DetoxaholTM in combination with other products, if such products are covered by third-party patents, the Company could be required to obtain licenses from the owners of such patents in order to market such combination products. In the event that the Company does have to obtain such licenses, the overall profitability of any DetoxaholTM product that is eventually developed by the Company would be diminished by the cost of obtaining such licenses and any royalties payable by the Company in connection therewith.


     RESEARCH AND DEVELOPMENT

          The Company funded research and development of DetoxaholTM, the OsteoSystem and ECG Services in the aggregate amount of $250,000 in 1995 and $551,000 in 1994 with approximately 65%, 20% and 15% of such amounts, respectively, attributable to research and development in connection with each of the aforementioned services. None of such amount is attributable to research and development of TeleCor. Amounts to be funded on research and development in 1996 will vary depending upon the amount of working capital available to the Company in 1996.


     EMPLOYEES

          At September 30, 1995, the Company had 26 full-time and 6 part-time employees. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good. The Company also retains consultants from time to time when necessary.


     ITEM 2.  DESCRIPTION OF PROPERTY

          The Company's only facilities are located in 18,000 square feet in a modern office building located at 1230 Rosecrans Avenue, Manhattan Beach, California 90266. This facility is leased through August 1996 at a monthly rental of $25,693, plus a cost-of-living adjustment. The Company intends to renew the lease at the expiration of its term. This is a full service lease including utilities, maintenance and taxes on the property, janitorial and security service.
          The Company has allowed its month to month lease of the 1,200 square foot facility in Yellow Springs, Ohio to expire by its terms. Management has determined that it no longer requires such facility, which was used for OsteoGramR processing, because Merck became responsible for OsteoGramR processing as a result of the Merck
     License Agreement. The Company believes that the Manhattan Beach facility is sufficient for its existing activities and potential growth, and that such facility is well maintained and in good condition. See "ITEM 1. DESCRIPTION OF BUSINESS - INDUSTRIAL PROPERTY -IRSCO DEVELOPMENT COMPANY, INC."


     ITEM 3.  LEGAL PROCEEDINGS

          From October 18 through November 3, 1995, the following complaints (collectively, the "Complaints") were filed in the United States District Court for the Central District of California against the Company:

          1. Jeffrey Lynn v. Rod Raynovich and CompuMed, Inc., filed on October 18, 1995 (Civ. No. 95-7034);

          2. CPA Data Systems, Inc. v. CompuMed, Inc., Rod N. Raynovich, DeVere B. Pollom, Robert G. Funari, Howard Mark, Robert Stuckelman and Russell Walker, filed on October 18, 1995 (Civ. No. 95-7071);

          3. Dana Bruno v. CompuMed, Inc., Rod N. Raynovich, DeVere B. Pollom, Robert G. Funari, Howard L. Mark and Robert G. Stuckelman, filed on October 18, 1995 (Civ. No. 95-7051);

          4. Arthur Shinensky v. Rod Raynovich and CompuMed, Inc., filed on October 19, 1995 (Civ. No. 95-7069);

          5. JDA Systems Corp. Pension Plan Trust v. CompuMed, Inc., Rod N. Raynovich, DeVere B. Pollom, Howard Mark, M.D., Robert G. Funari, Robert Stuckelman, and Russell Walker, filed on October 20, 1995 (Civ. No. 95-7034);

          6. Ronald M. Sherin v. CompuMed, Inc and Rod N. Raynovich, filed on October 23, 1995 (Civ. No. 95-7164);

          7. Leon Berger v. CompuMed, Inc., Rod N. Raynovich, DeVere B. Pollom, Robert G. Funari, Howard L. Mark, Robert Stuckelman, Russell Walker, Robert Goldberg, Winston Millet and John Minnick, filed on October 23, 1995 (Civ. No. 95-7175);

          8. Kensington Trading-ABE II, et. al. v. CompuMed, Inc., Robert Stuckelman, Rod N. Raynovich, DeVere B. Pollom, Howard Mark and Robert G. Funari, filed on October 23, 1995 (Civ. No. 95-7171);

          9. Pano Stephens v. CompuMed, Inc., Rod N. Raynovich, DeVere B. Pollom, Robert G. Funari, Howard Mark, Robert Stuckelman and Russell Walker, filed on October 24, 1995 (Civ. No. 95-7207);

          10. Stuart Schacter, Myron Kavalgin, and Reba A Pressman v. CompuMed, Inc., Robert Stuckelman, Rod N. Raynovich, DeVere B. Pollom, Howard Mark, and Robert G. Funari filed on October 31, 1995 (Civ. No. 95-7424); and

          11. Charles Robert Farr, derivatively on Behalf of CompuMed, Inc. v Robert Stuckelman, Robert G. Funari, Howard L. Mark, Russell Walker, DeVere B. Pollom and Rod N. Raynovich and CompuMed, Inc. (as nominal defendant) filed on November 3, 1995 (Civ. No. 95-
               7538) (the "Farr Complaint").

          The Complaints were filed by the named plaintiffs on behalf of persons who purchased Common Stock during various time periods spanning from June 27, 1995 through October 20, 1995 with the exception of the Farr Complaint which is brought derivatively on behalf of the Registrant.

          The Complaints allege violations of federal securities laws by the Registrant and certain of its officers and directors. The claims made in the Complaints are alleged to arise under Sections 10, 20 and 20A of the Securities Exchange Act of 1934. The Complaints generally relate to the nature and the extent of the disclosure of certain caps on the royalties receivable by the Registrant under the terms of its License Agreement with Merck.

          The Complaints are in the process of being consolidated for pre-trial purposes before a single Federal judge. It is anticipated that consolidated and amended class action and derivative complaints will be filed and that the Company will then respond to those complaints. At the present time, discovery is proceeding and the Company is defending itself against the allegations.

          In July 1994, an alleged former associate of the principals of MB, a company acquired by the Company in March 1994, filed an action against the Company, its officers and directors and the former principals of MB. The action was filed in the Los Angeles County Superior Court, seeking unspecified damages and injunctive relief based on numerous alleged causes of action, including intentional interference with contract, intentional interference with prospective economic advantages, and aiding and abetting breach of fiduciary duties.

          The Company denies the allegations and contends that the lawsuit has no merit. In accordance with its acquisition agreement with MB (the "MB Acquisition Agreement"), the Company has demanded indemnification for any costs, expenses or awards relating to this matter. The Company has also notified its insurance carrier in regard to indemnification. The former principals of MB have settled the claims against them. Under the terms of such settlement, the former principals of MB must give the plaintiff 120,000 shares of Common Stock of the Company which they obtained in March
     1994 when the Company acquired MB.   The Company is presently engaged in
     settlement negotiations with the plaintiff. The Company is unable to determine the ultimate outcome of such negotiations.

          The Company's right to indemnification and the scope of such indemnification pursuant to the MB Acquisition Agreement are in dispute. The principals of MB, Howard Mark, M.D. and Mark C. Branigan have asserted that no indemnification obligation exists without explaining the basis for that assertion. The Company has asserted that the indemnification obligation is clear and has been insisting that the indemnification obligation be fulfilled.

          See "ITEM 1. BUSINESS -- INDUSTRIAL PROPERTY - IRSCO DEVELOPMENT COMPANY, INC." for a discussion of certain notices of default and foreclosure proceedings received by the Company relating to the Irsco Property.


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to stockholders during the fourth quarter of the fiscal year ended September 30, 1995.


                                       PART II
                                       _______


     ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS

          The Common Stock and Common Stock Purchase Warrants (the "Warrants") are listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap Market under the symbols "CMPD" and "CPMDW", respectively. The following table sets forth the range of high and low bid prices for the Common Stock and the Warrants during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions.


                                    Common Stock            Warrants
                                    ____________            ________

                                      High       Low       High    Low
                                      ____        ___       ____   ___

     Year ended September 30, 1994:
     Quarter Ended:
     _____________

     December 31, 1993             10 15/16      1 1/4    17/32   1/32
     March 31, 1994                11  7/8       3 1/8     9/16   1/8
     June 30, 1994                  5  5/16      2 3/16    3/16   1/16
     September 30, 1994             2 13/16      1 9/16    1/16   1/32

     Year ended September 30, 1995:
     Quarter Ended:
     _____________

     December 31, 1994               2 1/4      1          1/16   1/32
     March 31, 1995                  1 3/4         7/8     3/64   3/64
     June 30, 1995                   6 9/16       15/16    N/A    N/A
     September 30, 1995             13 1/8      3 15/16   15/16   1/8

          The above bid prices of the Common Stock and the Warrants are adjusted to reflect the bid prices after the one-for-ten reverse stock split of October 17, 1994.

          As of December 28, 1995, there were approximately 876 record holders of Common Stock and 38 record holders of Warrants. Such amounts do not include Common Stock or Warrants held in "nominee" or "street" name.

          The Company has not paid cash dividends on its Common Stock since its inception. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of its business.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

          This analysis should be read in conjunction with the consolidated financial statements and notes thereto. See "ITEMS 7 and 13 Financial Statements, and Exhibits and Reports on Form 8-K".


     RESULTS OF OPERATIONS


     FISCAL YEAR ENDED SEPTEMBER 30, 1995 AS COMPARED TO 1994
     ________________________________________________________

          Operating results were affected by continuing marketing efforts and developmental costs associated with the Company's OsteoSystem business and the entry by the Company into cardiac transtelephonic event monitoring services. In the fourth quarter of 1995 certain non-recurring charges of $1,500,000 relating to the impairment of the Irsco Property, and $228,000 of certain rights related to the TeleCor division were taken. The loss of $3,390,000 for fiscal year 1995 as compared to the loss of $3,864,000 for fiscal year 1994 was down 12%.

          Revenue for fiscal year 1995 increased by 27% or $647,000 primarily as a result of increased product sales of OsteoSystem processing units in the international market and a full year's rental income from Irsco. Rental revenue related to Irsco was $431,000 in 1995 as compared to $66,000 for the period commencing on August 12, 1994, the date of the acquisition of Irsco, through year end 1994. ECG services revenue increased to $1,643,000 in fiscal year 1995 from $1,446,000 in fiscal year 1994 due to a slight increase in the customer base. A decrease in Osteo Services revenue resulted from a lower test volume and certain adjustments relating to the licensing of the OsteoSystem to Merck.

          The total expenses for fiscal year 1995 were similar to those incurred in fiscal year 1994, after taking into account the 1995 non-recurring charges previously noted and the 1994 charge of $1,696,000 related to DetoxaholTM research and development expense. An increase in interest and depreciation occurred in fiscal year 1995 of $369,000 for Irsco for a full fiscal year and in the cost of sales of $128,000 related to the three international sales of the OsteoSystem processing units. The decreases in 1995 resulted primarily from $300,000 less in expenses for Detoxahol research and development.

          Further losses are anticipated from research and development in connection with second generation OsteoSystem, ECG Systems and DetoxaholTM.

     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
     ____________________________________________________

          At September 30, 1995, the ratio of current assets to current liabilities was 2.7 to 1.0 as compared to 0.6 to 1.0 at September 30, 1994.

     This increase was primarily the result of a $5.1 million private placement of August 1995 and other smaller private placements throughout 1995. These funds have and will be used primarily for research and development on the second generation OsteoSystem technology and to move the Company forward in the area of telemedicine. Additional funds will be used to support the further development of the DetoxaholTM project.

          The Company's primary capital resource commitments at September 30, 1995 consist of remaining lease commitments, primarily for computer equipment and the commitments with regards to liabilities assumed pursuant to the Irsco acquisition. See Note C to the Consolidated Financial Statements for information about the Company's obligations under such leases. On November 29, the Notices of Default were filed by the holder of the Second and Third Deeds of Trust. The Company has $641,000 in current liabilities related to the payment of these Deeds of Trust (See Note B). The Company is currently evaluating its options in relation to the Irsco Property. The Irsco Property is not essential to the Company's core business. Revenues for Irsco in fiscal year 1995 were $431,000, and costs were $419,000, excluding $197,000 of depreciation. The Company currently does not have, and does not anticipate significant commitments for capital expenditures.

          For the last few years, the Company has financed its operations primarily through private and public sales of securities, and revenues from sales of its services. Since August 1991 the Company received net proceeds of approximately $10,400,000 from the private and public sale of equity securities. The Company may raise additional capital through private placements in the future.

          The Company's ongoing research and development activities associated with DetoxaholTM and the second generation OsteoSystem technology and the current manufacture of its ECG terminals are all subject to federal, state, local and in some instances, foreign authorities. In June the Company filed patent applications on DetoxaholTM. Subject to obtaining such patents, the Company would seek strategic partners to help fund the research and development of DetoxaholTM at the University of Georgia. The regulatory approval process for DetoxaholTM can take years and require expenditure of substantial resources.


     ITEM 7.  FINANCIAL STATEMENTS

          The following financial statements are included as a separate section following the signature page to this Form 10-KSB:

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                      PAGE

     Report of Independent Auditors for the years ended
      September 30, 1995 and 1994  . . . . . . . . . . . F-2

     Consolidated Balance Sheet as of
      September 30, 1995   . . . . . . . . . . . . . . . F-3

     Consolidated Statements of Operations for the years ended
      September 30, 1995 and 1994  . . . . . . . . . . . F-5

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 1995 and 1994  . . . . . . . . F-6

     Consolidated Statements of Cash Flows for the years
      ended September 30, 1995 and 1994  . . . . . . . . F-7

     Notes to Consolidated Financial Statements  F-8 to F-16


     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                       PART III
                                       ________


          The information called for by Part III (Items 9, 10, 11 and 12) of Form 10-KSB is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by not later than January 29, 1996 in connection with the election of directors at the 1996 Annual Meeting of Stockholders of the Company.


                                       PART IV
                                       _______

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS

     EXHIBIT
     NUMBER         DESCRIPTION OF EXHIBIT
     ________       ______________________

     3.1 Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement of Form S-1 (File No. 33-46061), effective May 7, 1992]

     3.2 Certificate of Amendment of Certificate of Incorporation [Incorporated by reference to Exhibit 3.1a to Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994]

     3.3 Certificate of Amendment of Certificate of Incorporation [Incorporated by reference to Exhibit 3.1b to Amendment No. 2 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1994]

     3.4 Certificate of Correction of Certificate of Amendment [Incorporated by reference to Exhibit 3.1c to Amendment No. 2 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1995]

     3.5 By-Laws of the Company, as currently in effect [Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

     4.1 Form of Underwriter's Warrant Agreement [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), effective August 3, 1992]

     4.2 Form of Warrant Agreement and Warrant [Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-2 (File No. 33-48437), effective August 3, 1992]






     EXHIBIT        DESCRIPTION OF EXHIBIT
     NUMBER
     ________       ______________________

     4.3 Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

     4.4 Form of Preferred Stock Certificate [Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

     4.5*           Certificate of Designation of Class A Preferred Stock

     4.6*           Certificate of Designation of Class B Preferred Stock

     10.1 Lease Agreement, dated December 31, 1990, by and between the Company and Hughes Aircraft Company for the premises located at 1230 Rosecrans Avenue, Suite 1000, Manhattan Beach, California 90266 [Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

     10.2 Agreement, dated May 23, 1991 (the "SASCO Agreement"), for the purchase by the Company of substantially all of the assets of Skeletal Assessment Services Company ("SASCO") [Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

     10.3* Amendment to the SASCO Agreement, dated August 11, 1995, between the Company and SASCO

     10.4* First Amendment to Warrant to Purchase Common Stock, dated as of June 1, 1995, between the Company and SASCO

     10.5 Private Placement Memorandum, dated August 1, 1991 [Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

     10.6           1992 Stock Option Plan [Incorporated by reference to Exhibit
                    10.12 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

     10.7 Form of Non-Qualified Stock Option Agreement [Incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8 (File No. 33-63435), filed October 14, 1995]

     _______________________________
     *    Filed herewith.





     EXHIBIT
     NUMBER         DESCRIPTION OF EXHIBIT
     _______        ______________________

     10.8 Agreement and Amendment, dated October 26, 1992 and June 10, 1993, respectively, between the Company and Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") [Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994]

     10.9* Termination Agreement, dated August 16, 1995, between the Company and RPR

     10.10 Agreement, dated April 27, 1993 between the Company and OCG Technology, Inc. [Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994]

     10.11 Agreement and Plan of Reorganization and Amendment Number One and Specific Release Agreement, dated March 18, 1994 and June 15, 1994, respectively, between the Company, MB Nutraceuticals, Inc., Howard Mark and Mark Branigan [Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994]

     10.12 Research Agreement, dated January 3, 1994, between the Company and the University of Georgia Research Foundation, Inc. [Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for fiscal year 1994]

     10.13 Exclusive License Agreement, dated January 3, 1994, between the Company and the University of Georgia Research Foundation, Inc. [Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for fiscal year 1994]

     10.14 Employment Agreement, dated October 14, 1994, between the Company and Rod N. Raynovich [Incorporated by reference to
                    Exhibit 10.22 to Amendment No. 2 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1994]


     ___________________________________
     *    Filed herewith.

     EXHIBIT
     NUMBER         DESCRIPTION OF EXHIBIT
     _______        ______________________

     10.15* Agreement, dated August 12, 1994, for the acquisition of Irsco


     10.16 Technology License Agreement, dated September 22, 1995, between the Company and Merck & Co., Inc. [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K for an event of September 27, 1995]

     10.17* Assignment of Exclusive Marketing Rights, dated February 9, 1995, between the Company and Jacob Meller.

     10.18 Stock Purchase Agreement, dated as of August 9, 1995, relating to the Company's private placement of $5.1 million worth of Common Stock [Incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K for an event of August 9, 1995]

     21*            Subsidiaries of the Company

     23*            Consent of Ernst & Young LLP


     ____________________________________
     *    Filed herewith.


     B.   REPORTS ON FORM 8-K

          On August 16, 1995, the Company filed a Current Report on Form 8-K for an event of August 9, 1995, disclosing in Item 5 thereof facts relating to the Company's private placement of $5.1 million worth of Common Stock.

          On October 17, 1995, the Company filed a Current Report on Form 8-K for an event of September 27, 1995, disclosing in Item 5 thereof facts relating to the Merck License Agreement.


                                      SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               COMPUMED, INC.
               ____________________________
               Registrant

               By: /s/ ROD N. RAYNOVICH
               ____________________________
                   Rod N. Raynovich, President

               Date:  December 29, 1995
                     _____________________

     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                  Title                      Date



      /s/ ROD N. RAYNOVICH  President, Chief Executive      December 29, 1995
     ______________________ Officer and Director
        Rod N. Raynovich

      /s/ DeVERE B. POLLOM  Vice President, Chief           December 29, 1995
     ______________________ Financial Officer and
        DeVere B. Pollom    Secretary

     ______________________ Chairman of the Board           December   , 1995
        Robert G. Funari

     ______________________ Director                        December   , 1995
        Robert B. Goldberg

      /s/ HOWARD MARK, M.D. Director                        December 29, 1995
     ______________________
        Howard Mark, M.D.

      /s/ WINSTON MILLET    Director                        December 29, 1995
     ______________________
        Winston Millet

      /s/ JOHN D. MINNICK   Director                        December 29, 1995
     ______________________
        John D. Minnick

      /s/ ROBERT STUCKELMAN Director                        December 29, 1995
     ______________________
        Robert Stuckelman

      /s/ RUSSELL WALKER    Director                        December 29, 1995
     ______________________
        Russell Walker


                                    COMPUMED, INC.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ____

     Report of Independent Auditors for the years ended
      September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . F-2

     Consolidated Balance Sheet as of
      September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

     Consolidated Statements of Operations for the years ended
      September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . F-5

     Consolidated Statements of Stockholders' Equity for
      the years ended September 30, 1995 and 1994  . . . . . . . . . . . . . F-6

     Consolidated Statements of Cash Flows for the years
      ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . F-7

     Notes to Consolidated Financial Statements  . . . . . . . . . . F-8 to F-16


                            REPORT OF INDEPENDENT AUDITORS

     Board of Directors and Stockholders
     CompuMed, Inc.

     We have audited the accompanying consolidated balance sheet of CompuMed, Inc. and subsidiaries as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuMed, Inc. and subsidiaries at September 30, 1995, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note H, there is litigation pending against the Company and certain of its officers related to several different actions. The ultimate outcomes of the litigation cannot presently be determined. Accordingly, no provision for liability that may result has been made in the consolidated financial statements.

     Los Angeles, California
     November 29, 1995

                                                            /s/Ernst & Young LLP


     CONSOLIDATED BALANCE SHEET
     COMPUMED, INC. AND SUBSIDIARIES


                                                     September 30,
                                                           1995
                                                       __________
     ASSETS
     CURRENT ASSETS


       Cash                                            $  299,000
       Marketable securities                            4,723,000
       Accounts receivable, less allowance of
         $218,000                                         469,000
       Other receivables                                  433,000
       Inventory                                          123,000
       Prepaid expenses and other current assets           48,000
                                                         ________
                         TOTAL CURRENT ASSETS           6,095,000



     PROPERTY AND EQUIPMENT - Notes A and C

       Machinery and equipment                          2,944,000
       Furniture, fixtures and leasehold
         improvements                                     199,000
       Equipment under capital leases                     562,000
       Rental Property - Note F
         Land                                           1,022,000
         Building                                       2,828,000
                                                       __________
                                                        7,555,000
       Less allowance for depreciation and
         amortization                                   3,516,000
                                                        _________
                                                        4,039,000


     OTHER ASSETS
       Reacquired franchises, net of accumulated
         amortization of $117,000                         210,000
       Other assets                                       154,000
                                                         ________

                                                      $10,498,000
                                                      ===========






     See notes to consolidated financial statements


     CONSOLIDATED BALANCE SHEET
     COMPUMED, INC. AND SUBSIDIARIES
                                                      September 30,
                                                          1995
                                                       __________
     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
       Accounts payable                                 $465,000
       Deferred revenue                                   95,000
       Other accrued liabilities                         952,000
       Current portion of long term debt-Note B          704,000
       Current portion of capital lease
         obligations-Note C                               22,000
                                                         ________

                           TOTAL CURRENT LIABILITIES


     TRUST DEED NOTES PAYABLE, less current
       portion-Note B                                  2,932,000

     CAPITAL LEASE OBLIGATIONS, less current
       portion-Note C                                     69,000

     OTHER LIABILITIES                                    58,000

     COMMITMENTS AND CONTINGENCIES-Note C and Note H

     STOCKHOLDERS' EQUITY-Note E
       Preferred stock, $.10 par value--authorized
         1,000,000 shares

         Class A $3.50 cumulative convertible voting
           preferred stock, issued and outstanding --
           8,400 shares                                    1,000

         Class B $3.50 convertible voting preferred
           stock, issued and outstanding - 52,333          5,000

       Common Stock, $.01 par value--authorized
         50,000,000 shares, issued and outstanding--
         8,235,937                                        82,000

      Additional paid in capital                      24,633,000

      Retained deficit                               (19,520,000)
                                                    _____________

                       STOCKHOLDERS' EQUITY            5,201,000
                                                    _____________

                                                     $10,498,000
                                                    =============

     See notes to consolidated financial statements


     CONSOLIDATED STATEMENTS OF OPERATIONS
     COMPUMED, INC. AND SUBSIDIARIES

                                             Year Ended September 30,
                                                     1995        1994
                                                     ----        ----
     REVENUES

       ECG services                           $ 1,643,000  $ 1,446,000
       Osteo services, net                        327,000      580,000
       Product sales                              573,000      266,000
       Rental property - Note F                   431,000       66,000
       Other income                                36,000        5,000
                                                 ________     ________
                                                3,010,000    2,363,000

     COST AND EXPENSES
       Cost of services                         1,416,000    1,499,000
       Cost of sales                              284,000      156,000
       Selling expenses                           418,000      394,000
       Research and development                   250,000      551,000
       Cost of rights - Note E                    228,000    1,696,000
       General and administrative expenses      1,392,000    1,388,000
       Depreciation and amortization              538,000      359,000
       Interest expense                           374,000      184,000

       Loss on impairment of asset - Note F     1,500,000

                                               ___________    _________
                                                6,400,000    6,227,000

     NET LOSS                               $  (3,390,000)$ (3,864,000)
                                              ============ ============

     NET LOSS PER SHARE                       $      (.55) $      (.90)
                                              ============ ============

     Weighted average number of common
         shares outstanding                     6,150,500    4,315,200
                                              ============ ============









     See notes to consolidated financial statements



     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     COMPUMED, INC. AND SUBSIDIARIES
                                            Additional
                         Preferred Common   Paid       Retained
                         Stock     Stock    in Capital (Deficit)     Total
                         --------- ------   ---------- --------      ----

     Balance at
     September 30, 1993: $1,000    $33,000  $13,175,000 $(12,258,000) $951,000
      Proceeds from
      issuance of 571,289
      shares of Common
      Stock in a
      Regulation "S" offering        6,000    1,426,000              1,432,000




                                              Additional
                           Preferred Common   Paid           Retained
                           Stock     Stock    in Capital    (Deficit)    Total

                           --------- ------   ----------    --------     ----

      Issuance of 737,913
       shares of common
       stock for acquisition of
       MB Nutraceuticals, Inc.       7,000    1,689,000              1,696,000

      Proceeds from issuance
       of 20,000 shares of
       Common Stock for
       exercise of warrants                      75,000                 75,000

      Proceeds from issuance
       of 31,328 shares
       of Common Stock upon
       exercise of stock options                 44,000                 44,000

      Issuance of 3,087 shares
       of Common Stock for
       services                                  14,000                 14,000

      Issuance of 52,333 shares
       of Class B preferred
       stock for the acqui-
       sition of IRSCO
       Development
       Company, Inc.     5,000                1,565,000              1,570,000

      Dividends paid on Class A
       preferred stock                                     (5,000)      (5,000)

     Net Loss
                                                       (3,864,000)  (3,864,000)
                                   -----    ---------  ----------  -----------

     Balance at September
     30, 1994:           $6,000    $46,000 $17,988,000 $(16,127,000)$1,913,000


      Proceeds from issuance
       of 1,735,029 shares
       of Common Stock in a
       Regulation "S" offering      17,000      962,000                979,000

      Issuance of 400,000
       shares of Common Stock for
       acquisition of TeleCor
       marketing rights              4,000      224,000                228,000

      Proceeds from issuance of
       1,236,000 shares of
       Common Stock in a
       Regulation "D" offering      12,000    5,066,000              5,078,000




      Proceeds from issuance of
       66,010 shares of
       Common Stock upon
       exercise of warrants          1,000      166,000                167,000


      Proceeds from issuance
       of 156,405 of common
       stock upon exercise of
       stock options                 2,000      227,000                229,000


      Dividends paid on
       Class A preferred                               (3,000)          (3,000)
       stock

       Net Loss                                        (3,390,000)  (3,390,000)

                         --------  ------   --------   ----------    ----------
     Balance at
      September 30,
      1995:              $ 6,000   $82,000  $24,633,000 $(19,520,000) $5,201,000
                         =======   ======   ==========   ===========   =========










     See notes to consolidated financial statements.

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     COMPUMED, INC. AND SUBSIDIARIES
                                                    Year Ended September 30,

                                                       1995         1994
                                                     _______       ______
     OPERATING ACTIVITIES:
       Net  Loss                                     (3,390,000)$(3,864,000)
       Net adjustments to reconcile net loss to
         net cash used in operating activities:
           Depreciation and amortization                538,000     359,000
           Cost of rights                               228,000   1,696,000
           Loss on impairment of asset                1,500,000
           Issuance of Common Stock for services                     14,000
         Changes in operating assets and liabilities:
           Interest receivable                            7,000      25,000
           Notes receivable                                         460,000
           Accounts receivable                          (45,000)     (7,000)
           Other receivables                           (378,000)     65,000
           Inventories and prepaid expenses              88,000)     86,000
           Accounts payable and other liabilities
                                                        270,000     242,000
           Other assets                                 116,000     (59,000)
                                                       ---------    --------
     NET CASH USED IN OPERATING ACTIVITIES           (1,066,000)   (983,000)

     INVESTING ACTIVITIES:
       Purchase of marketable securities
                                                                 (4,823,000)
       Sale of marketable securities                    100,000
       Purchases of property, plant and equipment      (270,000)   (122,000)
                                                       _________   _________
     NET CASH USED IN INVESTING ACTIVITIES           (4,993,000)   (122,000)

     FINANCING ACTIVITIES:
       Net proceeds from sale of stock                6,057,000   1,432,000
       Dividends on Class A preferred stock              (3,000)     (5,000)
       Proceeds from short term borrowings              100,000      45,000
       Payments on short term borrowings               (100,000)   (446,000)
       Principal payments on capital lease obligations  (25,000)    (26,000)
       Principal payments on trust deeds payable        (62,000)     (2,000)
       Principal payments on notes payable              (21,000)    (16,000)
       Exercise of stock options and warrants           396,000     119,000
                                                       _________   ________
     NET CASH PROVIDED BY FINANCING ACTIVITIES        6,342,000   1,101,000
                                                       _________   ________
     INCREASE (DECREASE) IN CASH                        283,000      (4,000)

     Cash at beginning of year                           16,000      20,000
                                                       _________  _________

     CASH AT END OF YEAR                          $     299,000 $    16,000
                                                       =========  =========

     Cash paid for interest                      $      374,000  $  168,000
                                                       =========  =========

     During 1995 and 1994 computer and office equipment were acquired under capital lease obligation for $32,000 and $76,000, respectively.

     During 1994 Irsco Development Company, Inc. was acquired with the issuance of 50,000 shares of Class B $3.50 preferred stock for a value of $1,500,000. This included $5,200,000 in property received and the assumption of $3,700,000 in Trust Deed Notes.




     See notes to consolidated financial statements



     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMPUMED, INC. AND SUBSIDIARIES

     NOTE A-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include --------------------------- the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts have been eliminated.

     Business Segment and Credit Risk: The Company operates primarily in one -------------------------------- business segment. The Company is engaged in the assembly, sale, distribution and service of ECG computer analysis equipment, and in the distribution and processing of bone density tests. These OsteoSystems customers are the physicians who take the OsteoGramR and send it to Merck for diagnostic laboratory processing; however, payment is made in nearly all cases by the medical insurance carrier of the patient. Accounts receivable related to OsteoSystem consist of approximately sixty percent (60%) from two Medicare intermediaries and approximately forty percent (40%) from about 250 nation-wide private insurance companies. The Company's ECG customer base is comprised of a large group of single site users, none of which is individually significant. Receivables are generally not collateralized. In August of 1994 the Company acquired a business that owns a commercial rental property. Rental revenue is received on approximately 25 separate units pursuant to primarily month to month leases. (See Note F.)

     Inventories: Inventories consist of ECG terminals, component parts and ECG ----------- medical supplies. Inventories are stated at cost (weighted average or first-in first-out method) which is not in excess of market.

     Property and Equipment: Property and Equipment are stated at cost. ---------------------- Depreciation and amortization are computed based on the following useful lives:


               Buildings                      20 years
               Improvements                   10 years
               Equipment                  5 to 7 years

     Reacquired Franchises: The reacquired franchises are being amortized over --------------------- a seven year period.


     Revenue Recognition: ECG and healthcare services are recorded when billed ------------------- to the customer in conjunction with services performed.

     Product sales are recorded upon shipment of product and passage of title to the customer. OsteoSystem services are recorded when processing is completed and claims are submitted to the third party payors. Other income is recorded when accrued or received. Rental revenue is recognized on a straight-line basis pursuant to the terms of the underlying leases.

     Income Taxes: In February 1992, the Financial Accounting Standards Board - ------------ issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company adopted the provisions of the standard in fiscal year 1994. The adoption of FAS 109 did not have a material impact on the financial position or results of operations of the Company for any period.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     COMPUMED, INC. AND SUBSIDIARIES

     NOTE A-BASIS OF PRESENTATION SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     FAS 109 provides that the liability method is used in accounting for income taxes whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Securities Available-for-Sale:   Management determines the appropriate
     ----------------------------- classification of equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. There were no unrealized gains or losses on the Company's equity securities at September 30, 1995 and the Company had no equity securities at September 30, 1994. The marketable securities held for sale at September 30, 1995 are invested in a Merrill Lynch Institutional Fund which invests in short-term government and other debt securities. Interest and dividends on securities classified as available-for-sale are included in other income.

     Per Share Data: Per share data is based on the weighted average of the -------------- number of common shares outstanding during each year. Options and warrants are excluded as they are antidilutive.

     Reclassifications: Certain reclassifications have been made in the 1994 ----------------- financial statements to conform with the 1995 presentations.


     NOTE B-DEBT

     In connection with the acquisition of Irsco (see Note F), the Company assumed several notes payable, consisting of the following at September 30, 1995:

          Secured promissory note payable at 9.25% interest
             rate with payments of $26,737 a month, including
             interest                                               $2,995,000

          Second Deed of Trust note payable (former owner of Irsco)
             at 6% interest rate with variable payments of $2,000
             to $10,000 a month, including interest                    139,000

          Third Deed of Trust note payable (former owner of Irsco)
             Including accrued interest with 9% interest rate
             with principal maturing in August 1997                    502,000
                                                                     _________
                                                                     3,636,000

          Less current portion                                         704,000
                                                                     _________
                                                                    $2,932,000
                                                                    ==========

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     COMPUMED, INC. AND SUBSIDIARIES

     NOTE B-DEBT (CONTINUED)

     On November 29, 1995, holders of the Deeds of Trust filed a Notice of Default and Election to Sell under Deed of Trust. The Company has been evaluating its options in relation to the property and has not yet determined whether to oppose the foreclosure. (See Note F.)

     Maturities over the next five years on these notes, including the acceleration of the Second and Third Deeds of Trust to current pursuant to the notice of default, are as follows:

             1996                $    704,000
             1997                   2,932,000
                                  ___________
                                   $3,636,000

     Defaults under the Deeds of Trust constitute a default under the Note. Consequently, the holder of the Note has the option of accelerating amounts owed. The Note is classified as long term given the probability of cure through payment of the Second and Third Deeds of Trust or foreclosure which would satisfy the obligation with a noncurrent asset. The notes payable are secured by all of the assets of Irsco, a wholly owned subsidiary of the Company.

     NOTE C-COMMITMENTS

     Capital leases cover computer and office equipment and expire through 2000.

     The Company has a noncancelable facility lease accounted for as an operating lease expiring in August 1996 which is included in the operating lease amounts below.

     The following is a summary as of September 30, 1995 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

                                      Capital  Operating
     Year ending September 30          Leases   Leases
                                       ______  _________

          1996                        $31,000   $286,000
          1997                         27,000
          1998                         27,000
          1999                         21,000
          2000                          8,000
                                      -------   --------
     Total minimum lease payments     114,000   $286,000
                                                 =======

     Less amount representing interest 23,000
                                      -------
     Net minimum lease payments        91,000
     Less current portion              22,000
                                      -------
     Present value of net minimum
       payments, less current portion $69,000
                                      =======

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     COMPUMED, INC. AND SUBSIDIARIES

     NOTE C-COMMITMENTS (CONTINUED)

     Included in accumulated depreciation and amortization is $470,000 (1995) related to capital leases. Amortization of capital leases is included in depreciation and amortization expense. Rental expense under operating leases was $245,000 (1995) and $245,000 (1994).

     Through September 30, 1995 the Company has expensed approximately $330,000 for research and development related to DetoxaholTM rights. The Company has agreed to fund an additional $740,000 over the next year of which $250,000 will be released only for FDA preclinical testing upon meeting certain conditions to the satisfaction of the Company.


     NOTE D-INCOME TAXES

     At September 30, 1995, the Company has available for federal income tax purposes, net operating loss carryforwards of approximately $13,459,000 which expire between 1998 and 2011 and tax credit carryforwards of approximately $165,000, which expire between 1997 and 2001. The utilization of the above net operating loss and tax credit carryforwards are subject to significant limitations under the tax codes due to changes in ownership.

     Significant components of the Company's deferred tax liabilities and assets as of September 30, 1995 and 1994 are as follows:

          Deferred tax liabilities:            1995        1994
                                             -----------  --------
             Property and Equipment          $(913,000)   $(1,509,000)

          Deferred tax assets:
             Account receivable allowance       94,000         66,000
             Accrued expenses                   59,000        127,000
             Other                              41,000         31,000
             Net operating loss carryforwards5,380,000      4,506,000
                                             ----------     ---------
               Total deferred tax assets     5,574,000      4,730,000

             Valuation allowance for
             deferred tax assets            (4,661,000)    (5,221,000)
                                             ----------     ----------

               Net deferred tax assets         913,000      1,509,000
                                             ----------     ----------
                        Total                $       0      $       0
                                             ==========     ==========
     NOTE E-STOCKHOLDERS' EQUITY

     Common Stock: On August 13, 1992, the Company issued 8,000,000 units, each ------------ unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. This offering was sold at $.25 per unit for net proceeds of $1,505,000. On September 17, 1992, the 8,000,000 shares of Common Stock became separately tradeable.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     COMPUMED, INC. AND SUBSIDIARIES

     NOTE E-STOCKHOLDERS' EQUITY (CONTINUED)

     After the one for ten reverse stock split of October 17, 1994, the 8,000,000 warrants were exercisable to purchase 800,000 shares of Common Stock until August 3, 1997. This entitles a holder of 10 warrants to purchase one share of the Company's Common Stock at $3.75 per share. The outstanding warrants were callable by the Company at any time after August 3, 1994, at a price of $.05 per warrant. A total of 67,910 of the warrants were exercised as of September 30, 1995.

     The Company issued to the underwriter 800,000 units, each unit consisting of the right to purchase one share of Common Stock at a price of $.30 per share and one warrant to purchase one share of Common Stock for $.375 per share. The units and underlying warrants are exercisable until August 2, 1997. After the one for ten reverse stock split of October 17, 1994, the 800,000 units were exercisable into 80,000 shares of Common Stock at $3.00 per share and warrants to purchase 80,000 shares of Common Stock at $3.75 per share.

     Pursuant to an Agreement and Plan of Reorganization entered into on March 18, 1994, the Company acquired all of the issued and outstanding common stock of MB Neutraceuticals, Inc. ("MB") in exchange for 635,380 shares of the Company's Common Stock. MB had only two shareholders of which its President and principal shareholder was Dr. Howard Mark, a Director and Medical Director of the Company. The MB shareholders also received 102,532 shares of Common Stock for their assistance in raising, prior to June 15, 1994, $200,000 for the Company through a Regulation S offering.
     Independent appraisers valued the acquisition of MB and its rights to DetoxaholTM at $1,696,000; however, in accordance with industry practices regarding research and development expenses, the Company immediately expensed this amount. An additional 265,000 shares were reserved for issue on the basis of .16 shares of Common Stock for every currently outstanding warrant or option that is exercised prior to June 15, 1995. As of September 30, 1995, none of these shares have been issued.

     In 1994, the Company sold 571,289 shares of Common Stock pursuant to Regulation "S" under the Securities Act. Net proceeds of $1,452,000 were used for the funding of research and development, prepayment of debt and payment of operating expenses

     From December 1994 through June 1995 the Company sold 1,735,029 shares of Common Stock at $.60 per share pursuant to Regulation "S" under the Securities Act. In addition, warrants to purchase 142,000 shares of Common Stock at an exercise price of $1.10 were issued as a finders fee in the transaction. Net proceeds of $979,000 were used for the funding of research and development and payment of operating expensed.

     In February 1995 the Company issued 400,000 shares of Common Stock for the acquisition of certain exclusive rights for the marketing of certain new products of Aerotel Ltd., a medical device and telecommunications company based in Israel. The original term of the license has expired as a result of the Company's failure to meet certain minimum sales amounts in 1995. Costs associated with obtaining the license ($228,000) were expensed in fiscal year 1995.

     In August 1995 the Company sold 1,236,000 shares of Common Stock pursuant to Regulation "D" under the Securities Act. Net proceeds of $5,078,000 will be used for research and development and operating expenses.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     COMPUMED, INC. AND SUBSIDIARIES

     NOTE E-STOCKHOLDERS' EQUITY (CONTINUED)

     Class A $3.50 Cumulative Convertible Voting Preferred Stock: The holders of ----------------------------------------------------------- Class A
     Preferred Stock are entitled to receive, when and as declared by the Board of Directors of the Company, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. Every two shares of the Class A Preferred Stock are presently convertible, subject to adjustment, into one share of Common Stock. In the event of any liquidation, the holders of the Class A Preferred Stock are entitled to receive $2.00 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class A Preferred Stock. The Class A Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class A Preferred Stock stockholders have the right to convert their shares into Common Stock during such 30-day period.

     Shares of Class A Preferred Stock have one vote each. Shares of Class A Preferred Stock vote along with shares of Common Stock and shares of Class B Preferred Stock as a single class on all matters presented to the stockholders for action except as follows: Without the affirmative vote of the holder of a majority of the Class A Preferred Stock then outstanding, voting as a separate class, the Company may not (i) amend, alter or repeal any of the preferences or rights of the Class A Preferred Stock, (ii) authorize any reclassification of the Class A Preferred Stock, (iii) increase the authorized number of shares of Class A Preferred Stock or (iv) create any class or series of shares ranking prior to the Class A Preferred Stock as to dividends or upon liquidation.

     Of the 437,500 shares of Class A Preferred Stock issued on September 30, 1991, a total of 429,100 were converted into 429,100 shares of Common Stock. A total of 4,200 shares of Common Stock are currently issuable upon conversion of the remaining 8,400 shares of the Class A Preferred Stock. Class B $3.50 Convertible Voting Preferred Stock: In August, 1994, the ---------------------------------------------------- Company issued 52,333 shares of Class B $3.50 Convertible Preferred Stock ("Class B Preferred Stock") in connection with the acquisition of Irsco (See Note F). The holders of Class B Preferred Stock are entitled to receive dividends only, when and as declared by the Board of Directors of the Company. Each share of Class B Preferred Stock is convertible, subject to adjustment, into ten shares of Common Stock. In the event of any liquidation, the holders of the Class B Preferred Stock are entitled to receive $3.50 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class B Preferred Stock. Each share of Class B Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class B Preferred Stock stockholders have the right to convert their shares into Common Stock during this 30-day period.

     Shares of Class B Preferred Stock are entitled to one vote each. Shares of Class B Preferred Stock vote as a single class on all matters presented to the stockholders for action except as follows: Without the affirmative vote of the holder of a majority of the Class B Preferred Stock then outstanding, voting as a separate class, the Company may not (i) amend, alter or repeal any of the preferences or rights of the Class B Preferred Stock, (ii) authorize any reclassification of the Class B Preferred Stock,
     (iii) increase the authorized number of shares of Class B Preferred Stock or (iv) create any class or series of shares ranking prior to the Class B Preferred Stock as to dividends or upon liquidation.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     COMPUMED, INC. AND SUBSIDIARIES

     NOTE E-STOCKHOLDERS' EQUITY (CONTINUED)

     Stock Options and Warrants: Pursuant to the 1992 Stock Option Plan, the ---------------------------- Company may grant qualified or non-qualified options for the purchase of 480,000 shares of Common Stock. The number of shares available upon the exercise of options granted under the Plan were increased from 360,000 to 480,000 shares. Such increase was approved by the Company's stockholders at its Annual Meeting in March 1995. Options are granted at prices equal to the fair market value of the stock on the date the options are granted. The options generally are exercisable in three equal annual installments commencing one year from date of grant and expire 10 years after the date of grant. At the year ended September 30, 1995, there were 301,801 shares reserved for exercise of options granted, of which 96,021 were exercisable, and 50,630 were available for grant under such plan.

     In addition to options issued pursuant to the Plan, in March 1995, the board approved the grant of 175,000 non-qualified stock options that vest over three years to members of the Board. In addition, officers and certain employees and consultants were granted 467,599 non-qualified options, 50,000 of which vest from one to six months and the remainder vest from one to three years. All of the options were granted at an exercise price equal to the current market value. A total of 50,000 options were exercisable at September 30, 1995.

     The following table summarizes the activity related to the Company's qualified and nonqualified stock options and warrants issued. The Company has reserved shares of Common Stock for all options and warrants outstanding.

                                                    Year Ended September 30,

                                                1995        1994        1993
                                                ____        ____        ____

     Options and warrants outstanding
      at beginning of year
      ($1.00 to $11.90 per share)           1,695,400    1,662,800   1,369,200

     Options granted
      ($1.00 to $11.90 per share)             694,200       95,500     243,600

     Warrants issued
      ($.50 to $3.75 per share)               375,900       22,000     167,300

     Options and warrants exercised          (222,400)     (51,300)    (43,200)

     Options canceled                                      (33,600)    (74,100)
                                            __________  ____________   ________

                                            2,543,100    1,695,400   1,662,800
                                            =========   ===========  ==========

     NOTE F-RENTAL PROPERTY (IRSCO)

     On August 12, 1994 the Company acquired Irsco in exchange for 52,333 shares of the Company's $3.50 Class B Convertible Preferred Stock. Each share of Preferred Stock is convertible into ten shares of the Common Stock. The Company can redeem the Preferred Stock after one year, upon thirty days notice, at a price of $3.85 per share. In addition to the Preferred Stock, the Company issued warrants to purchase 22,000 shares of Common Stock at an exercise price of $3.75 per share. These warrants terminate five years from date of issue. Irsco's principal asset is a 6.3 acre industrial park, consisting of nine buildings comprising a total of 118,270 sq. ft. plus parking. The buildings have been divided into 25 separate units, ranging from 1,900 sq. ft. to 10,000 sq. ft. The property is located in Irwindale, California, approximately 18 miles from downtown Los Angeles. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of Irsco have been included in the consolidated operating results since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair market value of the asset acquired and liabilities assumed.

     The following table summarizes the unaudited consolidated proforma results of operations assuming the acquisition of Irsco had occurred at the beginning of fiscal year 1993 (in thousands):

                                      Fiscal Year Ended
                                        September 30,
                                            1994
                                        -------------



          Revenues                            $2,804
          Net loss                            (3,988)
          Net loss per share                    (.92)

     On November 29, 1995 holders of the Second and Third Deeds of Trust filed a notice of default and election to sell under Deed of Trust against Irsco. The Company is evaluating its options in relation to the property and whether to oppose the foreclosure. Given the recent licensing arrangement with Merck (See Note I) the property no longer fits with the strategic priorities of the Company. Based on these factors and other impairment indicators the Company reduced the value of the rental property to net realizable value and recorded a loss on impairment of $1.5 million.

     Total rental income from the property was $431,000 (1995) and $66,000
     (1994) with rental expenses related to the property including interest and depreciation of $616,000 (1995) and $74,000 (1994).


     NOTE G-OTHER INFORMATION

     Savings and Retirement Plans
     ----------------------------
     The Company has a Savings and Retirement Plan (the "Plan") under which every full-time salaried employee who is 18 years of age or older may contribute up to 15 percent of his or her annual salary to the Company's Plan. For an employee contribution of up to but not exceeding 6 percent of the employee's annual salary the Company will make a matching contribution of $.25 for every $1.00 of the employee's contribution. The Company's contributions are 100% vested after 60 months of contributions to the Plan.

     Benefits are payable under the Plan upon termination of a participant's employment with the Company or at retirement. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code.

     In March 1993, the Company established a defined compensation plan for executives to defer part of their compensation up to 15% of their annual salary, less any monies withheld under the Company's 401(k) Plan. In addition to executive's compensation, the Company contributes $.25 to the plan for each $1.00 of executive compensation contribution. The Company has elected to invest the amount in the executive's account in a life insurance policy in the name of the executive with assignment to the Company. The Company is obligated to pay to the executive or any beneficiary any credit balance in the executive's account.

     The Company's matching contribution which was charged to expense was $7,000 and $13,000 in fiscal 1995 and 1994, respectively.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     COMPUMED, INC. AND SUBSIDIARIES

     NOTE H-CONTINGENCIES

     In July 1994, an alleged former associate of the principals of MB, a company acquired by the Company in March 1994, filed an action against the Company, its officers and directors and the former principals of MB. The action was filed in the Los Angeles County Superior Court, seeking unspecified damages and injunctive relief based on numerous alleged causes of action, including intentional interference with contract, intentional interference with prospective economic advantages, and aiding and abetting breach of fiduciary duties.

     The Company denies the allegations and contends that the lawsuit has no merit. In accordance with its acquisition agreement with MB, the Company has demanded indemnification for any costs, expenses or awards relating to this matter. The Company has also notified its insurance carrier in regard to indemnification. The Company's right to indemnification and the scope of such indemnification have not been resolved. The Company is unable to determine the ultimate outcome of this litigation or the effect on its financial condition, as discovery is in an early stage.

     In October and November 1995, several securities class actions have been brought against the Company and certain executive officers and directors concerning certain alleged misrepresentation and omission of material facts concerning the terms of the Company's right to receive royalties pursuant to the Merck License Agreement. The case is in the early stages of discovery although the Company denies the allegations and contends that the lawsuit has no merit. The Company is unable to determine the ultimate outcome of this litigation or the effect on its financial condition.


     NOTE I-MERCK LICENSE ("Merck")

     On September 22, 1995, the Company entered into an agreement with Merck whereby Merck was granted a perpetual, exclusive license of the Company's OsteoGramR technology and was assigned the Company's software copyright and OsteoGramR trade name. The Company retains the right to make major enhancements to the technology and to use or license such enhancements, subject to Merck approval.

     Under the license agreement for the first-generation OsteoGramR, Merck will pay the Company royalties for each revenue-producing test using the OsteoGramR technology during the years 1996 through 2000. The royalties will escalate from $2 to $4 per test over that period. These royalty payments have no maximum amount during 1996 through 1998, but they are subject to a maximum in the year 1999 equal to the lesser of 10 percent of Merck's total collected revenues in that year or $3 million and a maximum in the year 2000 equal to the lesser of 10 percent of Merck's total collected revenues in that year or $4 million. There are no minimum royalties under the agreement.

          In connection with entering into the Merck License Agreement, the Company paid $100,000 and issued five year warrants for the purchase of 83,000 shares of the Company's Common Stock at an exercise price of $2.50 per share to Skeletal Assessment Services Co. ("SASCO") and forgave $30,000 of indebtedness owed to it by SASCO as a modification of payments due to SASCO for assets the Company purchased from SASCO in 1991 in connection with the development of the OsteoSystem. In addition, the Company agreed to pay SASCO, as additional consideration for such modification, eight percent (8%) of all royalties paid by Merck to the Company under the Merck License Agreement and extended by five years the term of warrants to purchase 64,000 shares of the Company's Common Stock at an exercise price of $2.50 issued to SASCO under the Company's original agreement with SASCO. Amounts paid were expensed in 1995.



                              EXHIBIT INDEX
                              _____________

      Exhibit                                                 Page
      Number             Description of Exhibit               Number
      ________           ______________________               _______

      4.5          Certificate of Designation of Class A
                   Preferred Stock

      4.6          Certificate of Designation of Class B
                   Preferred Stock

      10.3         Amendment to the SASCO Agreement, dated
                   August 11, 1995, between the Company
                   and SASCO

      10.4         First Amendment to Warrant to Purchase
                   Common Stock, dated as of June 1, 1995,
                   between the Company and SASCO

      10.9         Termination Agreement, dated August 16,
                   1995, between the Company and RPR

      10.15        Agreement, dated August 12, 1994, for
                   the acquisition of Irsco

      10.17 Assignment of Exclusive Marketing Rights, dated February 9, 1995, between the Company and Jacob Meller

      21           Subsidiaries of the Company

      23           Consent of Ernst & Young LLP