Form 10QSB
period 1995-12-31
COMPUMED INC
filed 1996-02-14
CIK 700998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

     (Mark One)

       [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1995

                                          or

       [ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to ________________

                           Commission File Number:  0-14210

                                   COMPUMED,  INC.
     --------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                                 95-2860434
     -------------------------------      -------------------------------------
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)

            1230 Rosecrans Avenue, Suite 1000, Manhattan Beach, CA  90266
     --------------------------------------------------------------------------
                       (Address of Principal Executive Offices)

                                    (310) 643-5106
     --------------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

                                    Not applicable
     --------------------------------------------------------------------------
                 (Former Name, Former Address and Former Fiscal Year,
                            If Changed Since Last Report)

          Check whether the Issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X       No
                                   ------         -------
          The Issuer had 8,408,517 shares of common stock, $.01 par value, outstanding as of February 9, 1996.

                                        INDEX

                            COMPUMED, INC. AND SUBSIDIARY



     PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements (unaudited)

               Condensed consolidated balance sheets - December 31, 1995 and September 30, 1995.

               Condensed consolidated statement of operations - three months ended December 31, 1995 and 1994.

               Condensed consolidated statements of changes of cash flows - three months ended December 31, 1995 and 1994.

               Notes to interim unaudited condensed consolidated financial statements.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     PART II.  OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.


     SIGNATURES

     CONDENSED CONSOLIDATED BALANCE SHEETS
     COMPUMED, INC. AND SUBSIDIARIES


                                                     December 31,  September 30,
                                                         1995          1995
                                                    -------------  -------------
                                                     (Unaudited)

     ASSETS

     CURRENT ASSETS
      Cash                                            $    24,000    $   299,000
      Marketable securities                             5,017,000      4,723,000
      Accounts receivable, less allowance of
       $211,000 (December 1995) and $218,000
       (September 1995)                                   415,000        469,000
      Other receivables                                   102,000        433,000
      Inventories                                         112,000        123,000
      Prepaid expenses and other current assets            39,000         48,000
                                                       ----------     ----------
          TOTAL CURRENT ASSETS                          5,709,000      6,095,000



     PROPERTY AND EQUIPMENT
      Machinery and equipment                           3,015,000      2,944,000
      Furniture, fixtures and leasehold
      improvements                                        199,000        199,000
      Equipment under capital leases                      611,000        562,000
      Rental Property
        Land                                            1,022,000      1,022,000
        Buildings                                       2,828,000      2,828,000
                                                      -----------    -----------
                                                        7,675,000      7,555,000
      Less allowance for depreciation and
        amortization                                    3,601,000      3,516,000
                                                      -----------    -----------
                                                        4,074,000      4,039,000

     OTHER ASSETS
      Reacquired franchises, net of accumulated
        amortization of $127,000 (December 1995)
        and $117,000 (September 1995)                     200,000        210,000
      Other assets                                        176,000        154,000
                                                      -----------    -----------

                                                      $10,159,000    $10,498,000
                                                     ============    ===========


     See notes to condensed consolidated financial statements

     CONDENSED CONSOLIDATED BALANCE SHEETS
     COMPUMED, INC. AND SUBSIDIARIES

                                                     December 31,  September 30,
                                                         1995          1995
                                                     ------------  -------------
                                                     (Unaudited)

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES

      Accounts payable                               $    464,000   $    465,000
      Deferred revenue                                    100,000         95,000
      Other accrued liabilities                           932,000        952,000
      Current portion of long term debt                 3,633,000        704,000
      Current portion of capital lease obligations         31,000         22,000
                                                     ------------   ------------
              TOTAL CURRENT LIABILITIES                 5,160,000      2,238,000

     TRUST DEED NOTES PAYABLE, less current portion                    2,932,000

     CAPITAL LEASE OBLIGATIONS, less current portion      101,000         69,000

     OTHER LIABILITIES                                     59,000         58,000

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
      Preferred stock, $.10 par value-- authorized
        1,000,000 shares

         Class A $3.50 cumulative convertible voting
         preferred stock, issued and outstanding --
         8,400 shares (December 1995 and
         (September 1995)                                   1,000          1,000

         Class B $3.50 convertible voting preferred
         stock, issued and outstanding - 52,333
         (December 1995) and (September 1995)               5,000          5,000

      Common stock, $.01 par value--authorized
        60,000,000 shares, issued and outstanding--
        8,346,566 shares (December 1995) and
        8,235,937 shares (September 1995)                  83,000         82,000

      Additional paid in capital                       24,920,000     24,633,000

      Retained deficit                               (20,170,000)   (19,520,000)
                                                     ------------   ------------
                     STOCKHOLDERS' EQUITY               4,839,000      5,201,000
                                                     ------------   ------------
                                                     $ 10,159,000   $ 10,498,000
                                                     ============   ============

     See notes to condensed consolidated financial statements

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     COMPUMED, INC. AND SUBSIDIARIES


                                                           Three Months Ended
                                                               December 31,
                                                         1995            1994
                                                         ----            ----
                                                      (Unaudited)    (Unaudited)

     REVENUE FROM OPERATIONS
      ECG service                                     $   426,000    $   401,000
      Osteo services, net                                                174,000
      Product sales                                        53,000         55,000
      Rental property                                      99,000        132,000
      Other income                                         74,000          1,000
                                                      -----------     ----------
                                                          652,000        763,000


     COST AND EXPENSES
      Cost of services                                    300,000        315,000
      Cost of sales                                        24,000         29,000
      Selling expenses                                     73,000         77,000
      Research and development                            164,000         47,000
      General and administrative expenses                 553,000        393,000
      Depreciation and amortization                       102,000        125,000
      Interest expense                                     85,000        106,000
                                                      -----------    -----------
                                                        1,301,000      1,092,000


     NET LOSS                                         $ (649,000)    $ (329,000)
                                                      -----------    -----------


     NET LOSS PER SHARE                               $     (.08)    $     (.07)
                                                      ===========    ===========
     Weighted average number of common
       shares outstanding                               8,344,300      4,809,200
                                                     ============    ===========



     See notes to condensed consolidated financial statements

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     COMPUMED, INC. AND SUBSIDIARIES

                                                          Three Months Ended
                                                              December 31,
                                                         1995            1994
                                                         ----            ----
      (Unaudited)                                     (Unaudited)

     OPERATING ACTIVITIES:
      Net Loss                                        $ (649,000)    $ (329,000)
      Net adjustment to reconcile net loss to net
        cash used in operating activities:
        Depreciation and amortization                     102,000        125,000
     Changes in operating assets and liabilities:
      Interest receivable                                                  7,000
      Accounts receivable                                  54,000       (27,000)
      Other receivables                                   331,000         35,000
      Inventories and prepaid expenses                     20,000          9,000
      Accounts payable and other liabilities             (15,000)         19,000
      Other assets                                       (29,000)        (2,000)
                                                      -----------    -----------
     NET CASH USED IN OPERATING ACTIVITIES              (186,000)      (163,000)


     INVESTING ACTIVITIES:
      Purchase of marketable securities                 (500,000)
      Sale of marketable securities                       206,000
      Purchases of property, plant, and equipment        (71,000)       (36,000)
                                                      -----------    -----------
     NET CASH USED IN INVESTING ACTIVITIES              (365,000)       (36,000)

     FINANCING ACTIVITIES:
      Net proceeds from sale of stock                                    345,000
      Dividends on Class A preferred stock                (1,000)        (1,000)
      Proceeds from short term borrowings                                176,000
      Principal payments on capital lease obligations     (8,000)        (5,000)
      Principal payments on trust deeds payable           (3,000)       (26,000)
      Principal payments on notes payable                                (6,000)
      Exercise of stock options and warrants              288,000
                                                      -----------    -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES            276,000        483,000
                                                      -----------    -----------
     (DECREASE) INCREASE IN CASH                        (275,000)        284,000

     Cash at beginning of period                          299,000         20,000
                                                      -----------    -----------
     CASH AT END OF PERIOD                            $    24,000    $   300,000
                                                      ===========    ===========

     Cash paid for interest:                          $    85,000    $    80,000
                                                      ===========    ===========

     See notes to condensed consolidated condensed financial statements

          NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED
          FINANCIAL STATEMENTS

          COMPUMED, INC. AND SUBSIDIARIES


          NOTE A--BASIS OF PREPARATION

          The balance sheet at September 30, 1995 has been condensed from the Company's year-end audited financial statements.

          The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the consolidated financial statements for the year ended September 30, 1995 and the notes thereto included in the Company's Annual Report on Form 10-KSB.


          NOTE B--PER SHARE DATA

          Net loss income per share is calculated using the net loss less preferred stock dividends, divided by the weighted average of common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and the effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations because the effect would be antidilutive.

          Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Results of Operations
          ---------------------

          Revenues from operations for the three months ended December 31, 1995 decreased by 15% as compared to the same period in 1994. This decrease is primarily attributed to the loss of revenues from the Company's Osteo services operation which was licensed to Merck & Co., Inc. ("Merck") in September 1995 pursuant to a Technology License Agreement (the "Merck License Agreement") with Merck. Pursuant to the terms of the Merck License Agreement, the Company will begin to receive royalties in the amounts specified in the Merck License Agreement on OsteoGram(R) tests sold by Merck on or after January 1, 1996, the beginning of the Company's second fiscal quarter.

          ECG services and product sale revenues increased by $23,000 or 5% for the quarter ended December 31, 1995 over revenues for the same period in the prior fiscal year and the Company earned interest income of $74,000 on the Company's average $5 million balance in marketable securities. Rental income from IRSCO Development Company, Inc. ("Irsco"), the Company's wholly-owned subsidiary, declined modestly as compared to prior periods. The Board of Directors of Irsco had determined that it is in Irsco's and the Company's best interests to allow the property held by Irsco (the "Irsco Property") to be sold in foreclosure proceedings. The foreclosure proceedings were instituted upon the default by Irsco on the payment of indebtedness evidenced by certain deeds of trust (the "Deeds of Trust"). The Deeds of Trust are secured by the Irsco Property. The Company does not believe that the sale of the Irsco Property in foreclosure proceedings will have a material strategic impact on the development of the Company's core business because Irsco was not related to the Company's core medical systems business.

          Net loss from operations for the first quarter was $649,000 or $0.08 per share compared to a loss of $329,000 or $0.07 per share for the same period in 1994. The loss for first quarter of 1996 increased by $320,000 or 66% compared to the prior quarter primarily as the result of a $117,000 increase in research and development and $100,000 increase in legal expenses as a result of certain securities class action lawsuits and a derivative lawsuit filed against the Company.


          Financial Condition and Liquidity
          ---------------------------------

          The Company included in current assets at December 31, 1995 approximately $5 million in marketable securities primarily as the result of the Company's August 1995 private placement of $5.1 million worth of its Common Stock. At December 31, 1995, the ratio of current assets to current liabilities was 1.1 to 1.0 as compared to 2.7 to 1.0 at September 30, 1995. This decrease in the ratio resulted from the classification as a current asset of the Secured Promissory Note in the amount of $2,963,765, dated December 31, 1986 (the "Note"), in favor of Principal Mutual Life Insurance Company, due December 1, 1996. The Note was reclassified as a result of a default by Irsco on the payment of the indebtedness evidenced by the Note. The Note, like the Deeds of Trust, is secured by the Irsco Property. The Company has incurred $669,000 in current liabilities related to the payment of the Deeds of Trust. Irsco's revenues in fiscal year 1995 were $431,000 and costs were $419,000, excluding $197,000 of depreciation. After the sale of the Irsco Property in foreclosure, the Company expects the ratio of current assets to current liabilities to move closer to the ratio that existed at September 30, 1995 because current liabilities relating to the Irsco Property will be removed from the consolidated balance sheet of the Company and subsidiaries as a result of such sale.

          The Company's primary capital resource commitments at December 31, 1995 consist of the remaining lease commitments, primarily for computer equipment and certain commitments resulting from liabilities assumed pursuant to the Irsco acquisition. The Company currently does not have, and does not anticipate significant commitments for capital expenditures.

          For the last few years, the Company has financed its operations primarily through private and public sales of securities, and revenues from sales of its services. Since August 1991 the Company received net proceeds of approximately $10,400,000 from the private and public sale of equity securities. The Company believes that as a result of the private placement of $5.1 million worth of its Common Stock in August 1995, it has enough capital for at least the next 24 months. The Company may, however, raise additional capital through the sale of its securities.

          The Company's ongoing research and development activities associated with Detoxahol(TM) and the second generation OsteoSystem technology and the current manufacture of its ECG terminals are all subject to federal, state, local and in some instances, foreign authorities. In June the Company filed patent applications on Detoxahol(TM). Subject to obtaining such patents, the Company would seek strategic partners to help fund the research and development of Detoxahol(TM) at the University of Georgia. The regulatory approval process for Detoxahol(TM) can take years and require expenditure of substantial resources.

                               PART II.  OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K

               (b)  Reports on Form 8-K

                    On October 17, 1995, the Company filed a Current Report on Form 8-K for an event of September 7, 1995, disclosing in Item 5 thereof facts relating to the Merck License Agreement.

                    On October 24, 1995, the Company filed a Current Report on Form 8-K for an event of October 18, 1995, disclosing in Item 5 thereof that certain securities class action complaints had been filed against the Company.

                    On December 8, 1995, the Company filed a Current Report on Form 8-K for an event of October 24, 1995, disclosing in Item 5 thereof that additional securities class action complaints and one derivative complaint had been filed against the Company.

                    On December 29, 1995, the Company filed a Current Report on Form 8-K for an event of November 29, 1995, disclosing in Item 5 thereof that Irsco had defaulted on certain deeds of trust which are secured by the Industrial Park owned by Irsco.

                                      SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                    COMPUMED, INC.
                    -----------------------------------
                    (Registrant)


                    /s/ Rod N. Raynovich
                    -----------------------------------
                    Rod N. Raynovich
                    President


                    /s/ DeVere B. Pollom
                    ----------------------------------
                    DeVere B. Pollom
                    Chief Financial Officer





          Date:  February 14, 1996