Form 10QSB
period 1996-03-31
COMPUMED INC
filed 1996-05-14
CIK 700998

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB
          (Mark One)

                 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1996

                                          or

                 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to
                                              ----------     ---------

                           Commission File Number:  0-14210

                                    COMPUMED, INC.
          ----------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

               Delaware                                95-2860434
          ------------------------                     ----------------
          State or Other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)              Identification No.)

             1230 Rosecrans Avenue, Suite 1000, Manhattan Beach, CA 90266
           ----------------------------------------------------------------
                      (Address of Principal Executive Officers)

                                    (310) 643-5106
           ----------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

                                    Not applicable
           ----------------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year, if Changed
            Since Last Report)

               Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days.
                                                      Yes   X    No
                                                          -----      -----

               State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: common stock, $.01 par value, 8,424,106 shares outstanding as of May 3, 1996.

                                        INDEX

                           COMPUMED, INC. AND SUBSIDIARIES



          PART I.  FINANCIAL INFORMATION

            Item 1. Financial Statements (unaudited)

                    Consolidated condensed balance sheets - March 31, 1996 (unaudited) and September 30, 1995.

                    Consolidated condensed statement of operations - three and six months ended March 31, 1996 and 1995
                    (unaudited).

                    Consolidated condensed statements of changes of cash flows - six months ended March 31, 1996 and 1995 (unaudited).

                    Notes to interim unaudited consolidated condensed financial statements.

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.


          PART II.  OTHER INFORMATION

            Item 1. Legal Proceedings

            Item 3. Defaults upon Senior Securities

            Item 4. Submission of Matters to a Vote of Security Holders

            Item 6. Exhibits and Reports on Form 8-K.


          SIGNATURES

                                        PART I

                                FINANCIAL INFORMATION


          CONSOLIDATED CONDENSED BALANCE SHEETS
          COMPUMED, INC. AND SUBSIDIARIES


                                                   March 31,  September 30,
                                                     1996         1995
                                                   ---------   -----------
                                                  (Unaudited)
          ASSETS

          CURRENT ASSETS
           Cash                                  $     7,000   $    299,000
           Marketable securities                   4,309,000      4,723,000
           Accounts Receivable, less
            allowance of $225,000
            March (1996) and $218,000
            September (1995)                         436,000        469,000
           Other receivables                          94,000        433,000
           Inventories                               101,000        123,000
           Prepaid expenses and other
            current assets                            37,000         48,000
                                                     -------        -------

            TOTAL CURRENT ASSETS                   4,984,000      6,095,000

          PROPERTY AND EQUIPMENT
           Machinery and equipment                 3,066,000      2,944,000
           Furniture, fixtures and
            leasehold improvements                   199,000        199,000
           Equipment under capital leases            611,000        562,000
           Rental property
            Land                                   1,022,000      1,022,000
            Buildings                              2,828,000      2,828,000
                                                   ---------      ---------
                                                   7,726,000      7,555,000

           Less allowance for depreciation
            and amortization                       3,653,000      3,516,000
                                                   ---------      ---------
                                                   4,073,000      4,039,000

          OTHER ASSETS
           Required franchises, net of accumulated
            amortization of $138,000 (March 1996)
            and $117,000 (September 1995)            188,000        210,000
           Other assets                              208,000        154,000
                                                     -------        -------

                                                  $9,453,000    $10,498,000
                                                  ==========    ===========


           See notes to interim unaudited consolidated condensed financial statements

          CONSOLIDATED CONDENSED BALANCED SHEETS
          COMPUMED, INC. AND SUBSIDIARIES

                                                   March 31,  September 30,
                                                     1996         1995
                                                   ---------   -----------
                                                  (Unaudited)


          LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
           Accounts payable                      $   498,000    $   465,000
           Deferred revenue                           98,000         95,000
           Other accrued liabilities                 709,000        952,000
           Current Portion of long term debt       3,633,000        704,000
           Current portion of capital lease
            obligations                               31,000         22,000
                                                  ----------    -----------
               TOTAL CURRENT LIABILITIES           4,969,000      2,238,000

          TRUST DEED NOTES PAYABLE,
           less current portion                                   2,932,000
          CAPITAL LEASE OBLIGATIONS,
           less current portion                       93,000         69,000
          OTHER LIABILITIES                           60,000         58,000
          COMMITMENTS AND CONTINGENCIES
          STOCKHOLDERS' EQUITY
           Preferred stock, $.10 par value--
            authorized 1,000,000 shares

            Class A $3.50 cumulative convertible
            voting preferred stock, issued and
            outstanding -- 8,400 shares (March
            1996 and September 1995)                   1,000          1,000

            Class B $3.50 convertible voting
            preferred stock, issued and
            outstanding 52,333 (March 1996 and
            September 1995)                            5,000          5,000

           Common Stock, $.01 par value--
            authorized 60,000,000 shares,
            issued and outstanding--
            8,408,166 shares (March 1996) and
            8,235,937 shares (September 1995)         84,000         82,000

          Additional paid in capital              24,972,000     24,633,000

          Retained deficit                       (20,731,000)   (19,520,000)
                                                 -----------    -----------
               STOCKHOLDERS' EQUITY                4,331,000      5,201,000
                                                 -----------    -----------
                                                 $ 9,453,000    $10,498,000
                                                 ===========    ===========


           See notes to interim unaudited consolidated condensed financial statements

          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          COMPUMED, INC. AND SUBSIDIARIES


                                                 Three Months Ended
                                                      March 31
                                                      --------
                                                   1996         1995
                                                   ----         ----
          REVENUES FROM OPERATIONS
           ECG service                           $482,000  $   409,000
           Osteo services, net                      8,000       95,000
           Product sales                           56,000       65,000
           Rental property                                     106,000
           Other income                            63,000        2,000
                                                  -------      -------

                                                  609,000      677,000
          COSTS AND EXPENSES
           Cost of services                       359,000      349,000
           Cost of sales                           21,000       36,000
           Selling expenses                        77,000      128,000
           Research and Development               120,000       58,000
           General and administrative expenses    507,000      341,000
           Depreciation and amortization           81,000      126,000
           Interest expense                         4,000       94,000
                                                ---------    ---------
                                                1,169,000    1,132,000

          NET LOSS                             $(560,000)   $(455,000)
                                               ==========   ==========

          NET LOSS PER SHARE                   $    (.06)   $    (.08)
                                               ==========   ==========

          Weighted average number of common
           shares outstanding                   8,408,200    5,599,600
                                               ==========   ==========


                                                  Six Months Ended
                                                      March 31
                                                      --------
                                                 1996           1995
                                                 ----           ----
          REVENUES FROM OPERATIONS
           ECG service                       $    908,000    $ 810,000
           Osteo services, net                      8,000      269,000
           Product sales                          109,000      120,000
           Rental property                         99,000      238,000
           Other income                           137,000        3,000
                                             ------------    ---------
                                                1,261,000    1,440,000
          COSTS AND EXPENSES
           Cost of services                       659,000      664,000
           Cost of sales                           45,000       65,000
           Selling expenses                       150,000      205,000
           Research and Development               284,000      105,000
           General and administrative expenses  1,060,000      727,000
           Depreciation and amortization          183,000      258,000
           Interest expense                        89,000      200,000
                                             ------------    ---------
                                                2,470,000    2,224,000


          NET LOSS                           $ (1,209,000)   $(784,000)
                                             =============   ==========
          NET LOSS PER SHARE                 $       (.14)   $    (.15)
                                             =============   ==========

          Weighted average number of common
           shares outstanding                   8,376,200    5,204,400
                                             =============   =========

           See notes to interim unaudited consolidated condensed financial statements

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          COMPUMED, INC. AND SUBSIDIARIES

                                                 Six Months Ended
                                              March 31,     March 31,
                                                 1996          1995
                                              ---------     ---------

          OPERATING ACTIVITIES:
           Net loss                           $(1,209,000)  $(784,000)
           Adjustment to reconcile loss to net
            cash used in operating activities:
            Depreciation and amortization         170,000      258,000
           Changes in operating assets and
            liabilities:
            Interest receivable                                  7,000
            Accounts receivable                    33,000      (13,000)
            Other receivables                     339,000       34,000
            Inventories and prepaid expenses       33,000       (8,000)
            Accounts payable and
             other liabilities                   (205,000)     367,000
            Increase in other assets              (65,000)     (19,000)
                                               -----------    ---------
          NET CASH USED IN OPERATING ACTIVITIES  (904,000)    (158,000)

          INVESTING ACTIVITIES:
           Purchase of marketable securities     (637,000)
           Sale of marketable securities        1,051,000
           Purchases of property, paint
            and equipment                        (122,000)    (176,000)
                                              -----------     ---------
          NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES                   292,000     (176,000)

          FINANCING ACTIVITIES:
           Net proceeds from sale of stock                     750,000
           Dividends on Class A preferred stock    (2,000)      (3,000)
           Proceeds from short term borrowings                 175,000
           Payments on short term borrowings                  (175,000)
           Principal payments on capital
            lease obligations                     (16,000)     (10,000)
           Principal payments on trust
            deeds payable                          (3,000)     (73,000)
           Principal payments on notes payable                 (12,000)
           Exercise of stock options and
             warrants                             341,000
                                               -----------   ---------
          NET CASH PROVIDED BY
           FINANCING ACTIVITIES                   320,000      652,000
                                               ----------    ---------
          (DECREASE) INCREASE IN CASH           (292,000)      318,000

          Cash at beginning of period            299,000        16,000
                                               ----------    ---------
          CASH AT END OF PERIOD               $    7,000   $   334,000
                                              ===========  ===========

          Cash paid for interest:             $   89,000   $   200,000
                                              ===========  ===========


           See notes to interim unaudited consolidated condensed financial statements

          NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED
          FINANCIAL STATEMENTS

          COMPUMED, INC. AND SUBSIDIARIES


          NOTE A--BASIS OF PREPARATION

          The balance sheet at September 30, 1995 has been abstracted from the Company's year-end audited financial statements.

          The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the consolidated financial statements for the year ended September 30, 1995 and the notes thereto included in the Company's Annual Report on Form 10-KSB.


          NOTE B--PER SHARE DATA

          Net loss per share is calculated using the net loss less preferred stock dividends, divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations because the effect would be antidilutive.

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Results of Operations
          ---------------------

          Total revenues for the second quarter ended March 31, 1996, were $609,000, as compared to $677,000 for the same period in 1995. Revenues for the 1995 period included (i) lease income of $106,000 from real estate (the "IRSCO Property") that had been owned by IRSCO Development Company, Inc., a wholly owned subsidiary of the Company ("IRSCO"), and (ii) $95,000 in OsteoGram(R) service revenue, that were not included in revenues for the 1996 period. As of January 1996, the Company no longer received any lease income from the IRSCO Property. IRSCO's creditors, who brought foreclosure proceedings against the IRSCO Property, began to collect such income at that time as a consequence of IRSCO's default on the Note (as defined below) and second and third deeds of trust (the "Deeds of Trust"), all of which are secured by the IRSCO Property. In addition, the Company did not receive any Osteogram(R) service revenue in the second quarter of 1996 because the Company licensed its Osteosystem technology to Merck & Co., Inc. ("Merck") in the last fiscal quarter of fiscal 1995. In its second fiscal quarter of 1996, the Company received $8,000 in royalties from Merck on Osteogram (R) tests sold by Merck after January 1, 1996.

          The increase in ECG service revenue during the second fiscal quarter of 1996 is attributable to greater customer demand. In addition, other income increased by $61,000 due to interest earned on marketable securities held by the Company. Such marketable securities were acquired with the proceeds of the Company's August 1995 private placement of $5.1 million worth of its common stock (the "Placement").

          Net loss for the second quarter was $560,000, or $.06 per share (based on 8,408,200 weighted average shares outstanding), compared to $455,000, or $0.08 per share (based on 5,599,600 weighted average shares outstanding), for the same period last year.

          Costs and expenses for the second quarter included legal expenses of $130,000 associated with the Company's defense of certain class action lawsuits filed in 1995 alleging violations of federal securities laws by the Company and certain of its officers and directors and a derivative lawsuit also filed in 1995 against certain of the Company's officers and directors alleging breach of fiduciary duty, gross negligence, violation of California Corporations Code Section 25402 and insider trading. Such amount is included in general and administrative expenses. The Company maintains that the lawsuits are without merit and will defend itself vigorously. Legal expenses for the six months ended March 31, 1996 related to these lawsuits were $241,537.

          Interest expense for the three and six month period ended March 31, 1996 was down $85,000 and $106,000, respectively due to no interest payments having been made with respect to IRSCO in the second fiscal quarter of 1996. Research and development expense increased $62,000 and $179,000, respectively, for the three and six month period ended March 31, 1996 due to expenses incurred in connection with the development of a second generation OsteoSystem and Detoxahol research.

          For the first six months of the fiscal year, total revenues were $1,017,000, compared to $930,000 for the same period of the previous fiscal year. The 1995 period included lease income of $238,000 from the Irsco Property and $267,000 in OsteoGram(R) service revenue. Net loss for the first six months was $1,209,000, or $0.14 per share (based on 8,376,200 weighted average shares outstanding), compared to $784,000, or $0.15 per share (based on 5,204,400 weighted average shares outstanding), for the same period last year.


          Financial Condition and Liquidity
          ---------------------------------

          The Company included in current assets at March 31, 1996 approximately $4.3 million in marketable securities which represents funds received from the Placement which have not yet been used for operations. At March 31, 1996, the ratio of current assets to current liabilities was 1.0 to 1.0 as compared to 2.7 to 1.0 at September 30, 1995. This decrease in the ratio resulted from the classification as a current asset of the Secured Promissory Note in the amount of $2,963,765, dated December 31, 1986 (the "Note"), in favor of Principal Mutual Life Insurance Company, due December 1, 1996. The Note was reclassified as a result of a default by IRSCO on the payment of the indebtedness evidenced by the Note. The Note, like the Deeds of Trust, is secured by the IRSCO Property. The Company has incurred $669,000 in current liabilities related to the payment of the Deeds of Trust. IRSCO's revenues in fiscal year 1995 were $431,000 and costs were $419,000, excluding $197,000 of depreciation.

          As of April 30, 1996, the IRSCO Property was sold in foreclosure. This sale will be reflected in the statement for the third fiscal quarter. Neither the Company nor IRSCO will receive any cash or other proceeds as a result of such sale. The asset (IRSCO Property) had been written down to fair value as of September 30, 1995. There will not be any future revenues from the IRSCO Property and the long-term debt, classified as current at March 31, 1996, will be eliminated. The Company expects the ratio of current assets to current liabilities to move closer to the ratio that existed at September 30, 1995 as a result of the sale of the IRSCO Property because current liabilities relating to the IRSCO Property will be removed from the consolidated balance sheet of the Company as a result of such sale.

          The Company's primary capital resource commitments at March 31, 1995 consist of the remaining lease commitments, primarily for computer equipment and the sale through foreclosure of the IRSCO Property.

          For the last few years, the Company has financed its operations primarily through private and public sales of securities, and revenues from sales of its services. Since August 1991 the Company received net proceeds of approximately $10,400,000 from the private and public sale of equity securities. The Company believes that as a result of the Placement, it has enough capital for at least the next 24 months. The Company may, however, raise additional capital through the sale of its securities. There can be no assurance that the Company will be able to raise additional capital in the future through the sale of its securities or that if the Company is successful in raising additional capital through the sale of its securities that such a sale of securities would not dilute the ownership interest of the present stockholders of the Company.

          The Company's ongoing research and development activities associated with Detoxahol(TM) and the second generation OsteoSystem technology and the current manufacture of its ECG terminals are all subject to federal, state, local and in some instances, foreign authorities. In June 1995 the Company filed patent applications on Detoxahol(TM). Subject to obtaining such patents, the Company would seek strategic partners to help fund the research and development of Detoxahol(TM) at the University of Georgia. The regulatory approval process for Detoxahol can take years and require expenditure of substantial resources.

          In April 1996, the Company received an FDA letter through Merck consultants, CL. L. McIntosh and Associates. The letter confirmed the pre-amendment status of the OsteoGram(R), meaning that a 510(k) does not need to be filed with the current labeling. The FDA also concluded that the OsteoGram(R) is a device subject to GMP's. As part of the Licensing Agreement with Merck, Merck is responsible for regulatory compliance.

                                       PART II

                                  OTHER INFORMATION


          Item 1.  LEGAL PROCEEDINGS

          For a discussion of certain securities class action lawsuits and a derivative lawsuit brought against the Company and certain of its officers and directors alleging violations of federal securities laws, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


          Item 3.  DEFAULTS ON SENIOR SECURITIES

          On November 29, 1995 IRSCO received notices of default relating to the Deeds of Trust which involved claimed defaults by IRSCO on the second deed of trust in the amount of $139,684 and on the third deed of trust in the amount of $505,485. The notices of default stated that IRSCO defaulted on (i) the second deed of trust by failing to pay the principal sum of $136,878.12 which came due on August 13, 1995, with accrued interest from July 13, 1995, plus related fees and costs of the trustee and (ii) the third deed of trust as a consequence of its default on the second deed of trust and, therefore, IRSCO was in default in the principal amount of $470,000 plus accrued interest of $35,848.99 and related fees and costs of the trustee.

          In addition to the aforementioned notices of default received in connection with the Deeds of Trust, on January 2, 1996, IRSCO received a letter, dated December 28, 1995, from the holder of the Note stating that IRSCO is in default under the Note for failure to make a debt service payment under the Note. The Note, which secures obligations in the outstanding amount of $2,971,489, gives its holder a security interest in the IRSCO Property ranking prior to that of the holders of the Deeds of Trust.

          As of April 30, 1996, the IRSCO Property was sold in foreclosure. Neither the Company nor IRSCO will receive any cash or other proceeds as a result of such sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Shareholders was held on March 28, 1996 The following six directors, consisting of all the directors of the Company, were elected to serve until the next Annual Meeting of Shareholders and thereafter, until their successors are elected and qualified.

                        Name                 Votes "FOR"     Votes "WITHHELD"
                     ---------------         -----------     ----------------
                     Robert Funari            5,926,069          272,352
                     Robert Goldberg          5,918,569          279,852
                     John Minnick             5,919,299          279,122
                     Rod Raynovich            5,915,519          282,902
                     Robert Stuckelman        5,930,079          268,342
                     Russell Walker           5,956,399          242,022

          The shareholders also approved and amendment to the Company's 1992 Stock Option Plan increasing the number of shares available for option from 480,000 shares to 880,000 shares by the following vote:

                                FOR     :      5,163,480
                                AGAINST :        777,220
                                ABSTAIN :         67,732

          The shareholders also ratified the appointment of Ernst & Young as the Company's independent accountants for the 1996 fiscal year by the following vote:

                                FOR     :     6,094,151
                                AGAINST :        62,985
                                ABSTAIN :        41,285

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                    Exhibit 27. Financial Data Schedule

            (b)  Reports on Form 8-K

                    On January 4, 1996, the Company filed a Current Report on Form 8-K for an event of January 2, 1996, relating to the notice of default on the Note received by IRSCO.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMPUMED, INC.
                                (Registrant)


                                By: /s/ Rod N Raynovich
                                   --------------------------------------
                                    Rod N. Raynovich
                                    President and Chief Executive Officer


                                By: /s/ DeVere B. Pollom
                                   --------------------------------------
                                    DeVere B. Pollom
                                    V.P. Finance, Chief Financial Officer
                                      and Secretary

                                    EXHIBIT INDEX


               Exhibit          Description
               -------          -----------

                  27            Financial Data Schedule