Form 10QSB
period 1996-06-30
COMPUMED INC
filed 1996-08-14
CIK 700998

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB
                                      (Mark One)

                 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                          or

                [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to

                           Commission File Number:  0-14210

                                    COMPUMED, INC.
      --------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                95-2860434
          --------                                ----------
     State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
     Incorporation or Organization)

             1230 Rosecrans Avenue, Suite 1000, Manhattan Beach, CA 90266
     ---------------------------------------------------------------------------
                      (Address of Principal Executive Officers)

                                    (310) 643-5106
     ---------------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

                                    Not applicable
     ---------------------------------------------------------------------------
                 (Former Name, Former Address and Former Fiscal Year,
                            if Changed Since Last Report)

          Check whether the Issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements in for the past 90
     days.                                                   Yes   X    No
                                                                 -----     -----

          State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: common stock, $.01 par value, 8,432,586 shares outstanding as of August 2, 1996.

                                        INDEX

                           COMPUMED, INC. AND SUBSIDIARIES



     PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements (unaudited)

               Consolidated condensed balance sheets - June 30, 1996 (unaudited) and September 30, 1995.

               Consolidated condensed statement of operations - three and nine months ended June 30, 1995 and 1996 (unaudited).

               Consolidated condensed statements of changes of cash flows - nine months ended June 30, 1995 and 1996 (unaudited).

               Notes to interim unaudited consolidated condensed financial statements.

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     PART II.  OTHER INFORMATION

       Item 1. Legal Proceedings.

       Item 3. Defaults on Senior Securities.

       Item 6. Exhibits and Reports on Form 8-K


     SIGNATURES

                                        PART I

                                FINANCIAL INFORMATION


     CONSOLIDATED CONDENSED BALANCE SHEETS
     COMPUMED, INC. AND SUBSIDIARIES

                                                 June 30,    September 30,
                                                   1996            1995
                                                -----------   ------------
                                                (Unaudited)
      ASSETS

      CURRENT ASSETS
       Cash                                     $   151,000   $    299,000
       Marketable securities                      3,287,000      4,723,000
       Accounts Receivable, less allowance
         of $242,000 (June 1996) and
         $218,000 (September 1995)                  556,000        469,000
       Other receivables                          1,093,000        433,000
       Inventories                                   89,000        123,000
       Prepaid expenses and other                    42,000         48,000
         current assets                          ----------    -----------

           TOTAL CURRENT ASSETS                   5,218,000      6,095,000

      PROPERTY AND EQUIPMENT
       Machinery and equipment                    3,127,000      2,944,000
       Furniture, fixtures and
         leasehold improvements                     200,000        199,000
       Equipment under capital leases               611,000        562,000
       Rental property
        Land                                              0      1,022,000
        Buildings                                         0      2,828,000
                                                 ----------    -----------
                                                  3,938,000      7,555,000
      Less allowance for depreciation             3,444,000      3,516,000
         and amortization                       -----------    -----------
                                                    494,000      4,039,000
      OTHER ASSETS
       Required franchises, net of
         accumulated amortization of
         $150,000 (June 1996) and
         $117,000 (September 1995)                  177,000        210,000
       Other assets                                  79,000        154,000
                                                -----------    -----------
                                                 $5,968,000    $10,498,000
                                               ============   ============



     See notes to interim unaudited consolidated condensed financial statements



     CONSOLIDATED CONDENSED BALANCED SHEETS
     COMPUMED, INC. AND SUBSIDIARIES


                                                June 30,     September 30,
                                                  1996           1995
                                               -----------   -------------
                                               (Unaudited)
      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES
       Accounts payable                        $   319,000    $   465,000
       Deferred revenue                             90,000         95,000
       Other accrued liabilities                 1,984,000        952,000
       Current portion of long term debt                 0        704,000
       Current portion of capital lease             31,000         22,000
         obligations                           -----------     ----------

           TOTAL CURRENT LIABILITIES             2,424,000      2,238,000

      TRUST DEED NOTES PAYABLE,
         less current portion                            0      2,932,000
      CAPITAL LEASE OBLIGATIONS,
         less current portion                       85,000         69,000
      OTHER LIABILITIES                                  0         58,000

      STOCKHOLDERS' EQUITY
       Preferred stock, $.10 par value--
         authorized 1,000,000 shares

       Class A $3.50 cumulative convertible
         voting preferred stock, issued and
         outstanding -- 8,400 shares                 1,000          1,000

      Class B $3.50 convertible voting
         preferred stock, issued and
         outstanding - 52,333                        5,000          5,000

       Common Stock, $.01 par
         value -- authorized 60,000,000
         shares, issued and outstanding--
         8,432,586 shares (June 1996) and
         8,235,937 shares (September 1995)          84,000         82,000

      Additional paid in capital                27,014,000     24,633,000
                                               (23,645,000)   (19,520,000)
      Retained deficit                         ------------  ------------

           STOCKHOLDERS' EQUITY                  3,459,000    5,201,000
                                                 ---------   ------------
                                               $ 5,968,000    $10,498,000
                                               ===========    ===========


     See notes to interim unaudited consolidated condensed financial statements

     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     COMPUMED, INC. AND SUBSIDIARIES


                            Three Months Ended            Nine Months Ended
                                  June 30                      June 30
                                  -------                      -------
                             1996         1995            1996         1995
                             ----         ----            ----         ----
      REVENUES FROM
         OPERATIONS
       ECG service       $   555,000  $  435,000      $ 1,463,000  $ 1,245,000
       Osteo services,
         net                              86,000                       355,000
       Osteo royalty
         revenues             12,000                       20,000
       Product sales          50,000     311,000          159,000      431,000
       Rental property                   117,000           99,000      355,000
       Other income           45,000      (5,000)         182,000       (2,000)
                         -----------  ----------      -----------    ---------
                             662,000     944,000        1,923,000    2,384,000

      COSTS AND
         EXPENSES
       Cost of services      213,000     250,000          872,000      656,000
       Cost of goods
         sold                 37,000     217,000           82,000      282,000
       Cost of property
         operations                       71,000                       218,000
       Selling expenses      130,000     116,000          280,000      321,000
       Research and
         development          93,000      54,000          377,000      159,000
       General and
         administrative
         expenses            491,000     332,000        1,310,000    1,170,000
       Depreciation and
         amortization         71,000     115,000          254,000      373,000
       Provision for
         litigation
         settlement        2,537,000                    2,778,000
       Interest expense        3,000      85,000           92,000      285,000
                          ----------  ----------       ----------  -----------
                           3,575,000   1,240,000        6,045,000    3,464,000
                         $(2,913,000) $ (296,000)     $(4,122,000) $(1,080,000)
      NET LOSS           ===========  ==========      ===========  ===========

      NET LOSS PER       $      (.35) $     (.04)     $      (.49) $      (.19)
         SHARE           ===========  ==========      ===========  ===========
      Weighted average
         number of
         common shares     8,420,376   6,430,200        8,362,998    5,613,000
         outstanding     ===========  ==========      ===========  ===========

     See notes to interim unaudited consolidated condensed financial statements




     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     COMPUMED, INC. AND SUBSIDIARIES

                                                   Nine Months Ended
                                                June 30,     September 30,
                                                  1996           1995
                                               -----------   -------------
                                               (Unaudited)
      OPERATING ACTIVITIES:
       Net loss                                $(4,122,000)   $(1,080,000)
       Adjustment to reconcile loss to net
        cash used in operating activities:
        Depreciation and amortization              254,000        373,000
       Changes in operating assets and
         liabilities:
        Interest receivable                                         7,000
        Accounts receivable                        (87,000)       (30,000)
        Other receivables                         (660,000)        30,000
        Inventories and prepaid expenses            40,000         (3,000)
        Accounts payable and other
         liabilities                               881,000        202,000
        Decrease in other liabilities              (46,000)
                                                 ---------   ------------

      NET CASH USED IN OPERATING ACTIVITIES     (3,740,000)      (501,000)

      INVESTING ACTIVITIES:
       Sale of marketable securities             1,436,000
       Increase in other assets                                    (9,000)
       Purchases of property, plant and           (198,000)      (170,000)
         equipment                               ---------   ------------
      NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                    1,238,000       (179,000)

      FINANCING ACTIVITIES:
       Net proceeds from sale of stock                            981,000
       Stock reserved for securities
         litigation settlement                   2,099,000
       Dividends on Class A preferred stock         (3,000)        (3,000)
       Principal payments on capital lease
         obligations                               (23,000)       (36,000)
       Principal payments on trust deeds
         payable                                    (3,000)       (96,000)
       Principal payments on notes payable                        (14,000)
       Exercise of stock options and               284,000         88,000
         warrants                              -----------   ------------
                                                                        *

      NET CASH PROVIDED BY FINANCING
         ACTIVITIES                              2,354,000        820,000

      (DECREASE) INCREASE IN CASH                 (148,000)       240,000

      Cash at beginning period                     299,000         16,000
                                               $   151,000    $   256,000
      CASH AT END OF PERIOD                    ===========    ===========
                                               $    92,000    $   285,000
      Cash paid for interest:                  ===========    ===========


     * During the nine months ended September 30, 1996 the Company purchased $48,000 of equipment financed by capital leases.

     See notes to interim unaudited consolidated condensed financial statements



     NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED
     FINANCIAL STATEMENTS

     COMPUMED, INC. AND SUBSIDIARIES


     NOTE A--BASIS OF PREPARATION

     The balance sheet at September 30, 1995 has been abstracted from the Company's year-end audited financial statements.

     The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the consolidated financial statements for the year ended September 30, 1995 and the notes thereto included in the Company's Annual Report on Form 10-KSB.


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


     NOTE C--SECURITIES LITIGATION SETTLEMENT

     On August 5, 1996, the Company entered into a Memorandum of Understanding to confirm the material terms of an agreement in principle to settle litigations which alleged violations of federal and state securities laws
     by the Company and certain of its officers and directors.   The complaints
     which were in the nature of class actions and derivative claims generally relate to the nature and the extent of the disclosure of certain caps on the royalties receivable by the Company under the terms of its License Agreement with Merck & Co., Inc. ("Merck"). See Item 3 of the Company's Form 10-KSB for the fiscal year ended September 30, 1995.

     The terms of the Memorandum of Understanding include cash payments in the total amount of $1,300,000. Of this amount, $1,000,000 will be covered by proceeds from the Company s insurance coverage. Additionally, the Company will issue warrants to purchase shares of common stock of the Company having a total value of $1,524,000, for a period between three and seven years valued under the Black Scholes option pricing methodology, and common stock with a total value of $575,000. The consummation of the proposed settlement is subject to significant conditions, including negotiation of definitive settlement agreements and obtaining court approval after notice to the class members has been given. The Company will additionally issue warrants to the insurance company to purchase 50,000 shares of common stock of the Company at an exercise price of $3.00 per share for a period of five years.


     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     RESULTS OF OPERATIONS

     Total revenues for the third fiscal quarter ended June 30, 1996, were $662,000, as compared to $677,000 for the same period in 1995. Revenues for the 1996 period did not include any rental income, which amounted to $117,000 during the 1995 period, from real estate (the "IRSCO Property") that had been owned by IRSCO Development Company, Inc., a wholly owned subsidiary of the Company ("IRSCO"). In addition, since the Company licensed its Osteosystem technology to Merck in the last fiscal quarter of fiscal 1995 it has ceased receiving Osteogram service revenues. In the third fiscal quarter of 1996, the Company earned $12,000 in royalties from Merck on Osteogram tests sold by Merck during the quarter.

     The increase in ECG service revenue during the third fiscal quarter of 1996, to $555,000 from $435,000 during the same period in 1995, is attributable to the expansion of the Company s TeleCor Services Division. In addition, other income increased by $50,000 due to interest earned on marketable securities held by the Company. Such marketable securities were acquired with the proceeds of the Company's August 1995 private placement of $5.1 million worth of its common stock (the "Placement").

     On August 5, 1996, the Company entered into a memorandum of understanding to settle certain securities class action and derivative law suits. See
     Item 1 of Part II Legal Proceedings. As a result of these lawsuits, the Company recognized expenses of $2,537,000 during the third fiscal quarter 1996 (of which $2,099,000 will be paid with equity securities of the Company) and $2,778,000 for the nine months ended June 30, 1996.

     Net loss for the third quarter of 1996 was $2,913,000, or $.35 per share (based on 8,420,376 weighted average shares outstanding), compared to $296,000, or $0.04 per share (based on 6,430,200 weighted average shares outstanding), for the same period last year.

     As of January 1996, the Company no longer received any lease income from the IRSCO Property. IRSCO's creditors, who had brought foreclosure proceedings against the IRSCO Property in November 1995, began to collect such income at that time as a consequence of IRSCO's default on the Note (as defined below) and second and third deeds of trust (the "Deeds of Trust"), all of which were secured by the IRSCO Property. The Company no longer owns the IRSCO Property. As of April 30, 1996, the IRSCO Property was sold in foreclosure. Neither the Company nor IRSCO received any cash or other proceeds as a result of such sale.

     Costs and expenses for the third fiscal quarter included legal expenses of $138,000 associated with the Company s defense of certain class action lawsuits filed in 1995 alleging violations of federal securities laws by the Company and certain of its officers and directors and a derivative lawsuit also filed in 1995 against certain of the Company's officers and directors alleging breach of fiduciary duty, gross negligence, violation of California Corporations Code Section 25402 and insider trading. Such amount is included in the provision for litigation settlement. The Company maintains that the lawsuits are without merit, however, the Company has been determined that a settlement is in its best interests (see Item 1 of Part II Legal Proceedings).

     Interest expense for the three and nine month periods ended June 30, 1996 was $3,000 and $92,000, respectively, as compared to $85,000 and $285,000, respectively, for the same periods during the prior year. The reduction in interest expense for the 1996 periods is attributable to the elimination of interest payments on amounts loaned to the Company in connection with the acquisition of IRSCO. Research and development expense increased $39,000 and $218,000, respectively, for the three and nine month periods ended June 30, 1996, from the corresponding periods during the prior year, due to expenses incurred in connection with the development of a "second generation" OsteoSystem, product improvements in the ECG area and Detoxahol sponsored research at the University of Georgia.

     For the nine months ended June 30, 1996, total revenues were $1,923,000, compared to $2,384,000 for the same period of the previous fiscal year.
     The 1995 period included rental income of $355,000 from the IRSCO Property, while 1996 revenues from IRSCO were $99,000, and $355,000 in Osteogram service revenue, which was not a part of revenues from operations during 1996. Net loss for the nine months was $4,122,000, or $0.49 per share (based on 8,362,998 weighted average shares outstanding), compared to $1,080,000, or $0.19 per share (based on 5,613,000 weighted average shares outstanding), for the same period last year.


     FINANCIAL CONDITION AND LIQUIDITY

     Included in the current assets of the Company at June 30, 1996 were approximately $3.3 million in marketable securities which represents the portion of the funds received from the August 1995 Placement of $5.1 million which have not yet been used for operations. During the nine month period ended June 30, 1996, the Company liquidated and used approximately $1.4 million of its marketable securities for working capital purposes, including research and development and general operating expenses. At June 30, 1996, the ratio of current assets to current liabilities was 2.2 to 1.0 as compared to 2.7 to 1.0 at September 30, 1995. This decrease in the ratio resulted primarily from the accrual of $1.3 million for the provision for litigation settlement included in other accrued liabilities (see Item 1 of Part II Legal Proceedings) which was partially offset by the removal of the current portion of mortgages payable in the amount of $704,000 which had previously been classified as current liabilities (see the disclosure relating to IRSCO below) and is also due to the liquidation of marketable securities discussed above.

     As of April 30, 1996, the IRSCO Property was sold in foreclosure. Neither the Company nor IRSCO received any cash or other proceeds as a result of
     such sale.   As a result of the sale, the net fixed assets of IRSCO, in the amount of $3,587,000 were written off against the total mortgages payable in the amount of $3,633,000, with the balance remaining as a liability for remaining expenses.

     The Company s primary capital resource commitments at June 30, 1996 consist of the remaining lease commitments, primarily for computer equipment.

     For the last few years, the Company has financed its operations primarily through private and public sales of securities, and revenues from sales of its services. Since August 1991 the Company received net proceeds of approximately $10,400,000 from the private and public sale of equity securities. The Company believes that the remaining Placement proceeds, along with revenues provided from operations, will provide adequate capital for at least the next 24 months. The Company may, however, raise additional capital through the sale of its securities. There can be no assurance that the Company will be able to raise additional capital in the future through the sale of its securities or that if the Company is successful in raising additional capital through the sale of its securities that such a sale of securities would not dilute the ownership interest of the present stockholders of the Company.

     The Osteogram(R) services are being managed and marketed by Merck, with the Company earning a royalty ranging between $2 to $4 on each test sold by Merck to a physician during the years 1996 through 2000, subject to a cap in years 1999 and 2000. The Osteogram business is still in the development stage and its financial impact cannot yet be determined.

     The Company s ongoing research and development activities associated with Detoxahol and the second generation OsteoSystem technology and the current ECG monitoring service are all subject to federal, state, local and in some instances, foreign authorities. In June 1995 the Company filed patent applications on Detoxahol. Subject to obtaining such patents, the Company would seek strategic partners to help fund the research and development of Detoxahol at the University of Georgia. The regulatory approval process for Detoxahol can take years and require expenditure of substantial resources.

                                       PART II

                                  OTHER INFORMATION


     Item 1.  LEGAL PROCEEDINGS

     See NOTE C--SECURITIES LITIGATION SETTLEMENT for disclosure concerning the terms of a Memorandum of Understanding for the proposed settlement of certain securities litigation involving the Company and certain of its officers and directors.


     Item 3.  DEFAULTS ON SENIOR SECURITIES

     As previously reported in the Company's quarterly report on Form 10-QSB for the quarter ended March 30, 1996, on November 29, 1995 IRSCO received notices of default relating to the Deeds of Trust which involved claimed defaults by IRSCO on the second deed of trust in the amount of $139,684 and on the third deed of trust in the amount of $505,485. The notices of default stated that IRSCO defaulted on (i) the second deed of trust by failing to pay the principal sum of $136,878.12 which came due on August 13, 1995, with accrued interest from July 13, 1995, plus related fees and costs of the trustee and (ii) the third deed of trust as a consequence of its default on the second deed of trust and, therefore, IRSCO was in default in the principal amount of $470,000 plus accrued interest of $35,848.99 and related fees and costs of the trustee.

     In addition to the aforementioned notices of default received in connection with the Deeds of Trust, on January 2, 1996, IRSCO received a letter, dated December 28, 1995, from the holder of the Note stating that IRSCO was in default under the Note for failure to make a debt service payment under the Note. The Note, which secured obligations in the outstanding amount of $2,971,489, gave its holder a security interest in the IRSCO Property ranking prior to that of the holders of the Deeds of Trust.

     As of April 30, 1996, the IRSCO Property was sold in foreclosure. Neither the Company nor IRSCO received any cash or other proceeds as a result of such sale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

          None

       (b) Reports on Form 8-K

          None

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMPUMED, INC.
                                   --------------
                                   (Registrant)


        August 13, 1996           By:  /s/Rod N. Raynovich
                                        ----------------------------------------
                                        Rod N. Raynovich
                                        President and Chief Executive Officer


         August 13, 1996           By: /s/ James Linesch
                                        ----------------------------------------
                                        James Linesch
                                        V.P. Finance, Chief Financial Officer
                                          and Secretary