Form 10KSB
period 1996-09-30
COMPUMED INC
filed 1996-12-19
CIK 700998

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-KSB
        (Mark One)

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (FEE REQUIRED).

        For the fiscal year ended           September 30, 1996
                                     ----------------------------------------
        [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED).

        For the transition period from                         to
                                      ----------------------      ------------
        Commission file number                                   0-14210
        ----------------------------------------------------------------------

                                 COMPUMED, INC.
                  ---------------------------------------------
                  (Name of Small Business Issuer in Its Charter)

                  Delaware                                95-2860434
        --------------------------------------       --------------------
        (State of Incorporation or Organization)     (I.R.S. Employer
                                                      Identification No.)

        1230 Rosecrans Avenue, Suite 1000,
        Manhattan Beach, California                                    90266
        ----------------------------------------------------------------------
        (Address of principal executive offices)                    (Zip Code)

                                    (310) 643-5106
        ----------------------------------------------------------------------
                   (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:  None

        Securities registered under Section 12(g) of the Exchange Act:

                             COMMON STOCK, $.01 PAR VALUE
                            COMMON STOCK PURCHASE WARRANTS
        ----------------------------------------------------------------------
                                    Title of Class


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

        As of December 19. 1996, 8,949,786 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by nonaffiliates was approximately $11,396,000.

        Revenues for the fiscal year ended September 30, 1996 totaled
        $2,573,000.

        Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 1997 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before January 29,1997.

                                        PART I
                                       -------


        ITEM 1. DESCRIPTION OF BUSINESS

        GENERAL

             CompuMed, Inc. (the "Company" or CompuMed) is a medical information technology and service company focused on the diagnosis, monitoring and management of costly, high incidence diseases, including cardiovascular disease and osteoporosis. The primary focus of the Company's business is (i) the ongoing development and licensing of its proprietary technology in the OsteoGram(R), a bone density test that was developed by the Company as a means of aiding physicians in diagnosing and monitoring osteoporosis, (ii) the computer interpretation of electrocardiograms ("ECGs"), (iii) TeleCor Services Division ("TeleCor"), which is engaged in transtelephonic cardiac event monitoring, and (iv) the development of Detoxahol(TM), a substance and delivery technology intended to facilitate the rapid lowering of blood alcohol levels of people who have consumed alcohol. The Company was incorporated in the State of Delaware on July 21, 1986.

             Significant business developments that have occurred during the past twelve months include the formation of a development team for the second-generation OsteoSystem, which includes a research and licensing agreement with the University of Massachusetts Medical Center, a development agreement with Varian Associates, Inc. and other consulting arrangements which contribute to this project. In addition, the Company has entered into a Memorandum of Understanding to confirm the material terms of an agreement in principle to settle certain securities class action and derivative litigation brought against the Company and certain of its officers and directors, subject to execution and court approval of a stipulation of settlement, and certain litigation relating to MB Neutraceuticals, Inc. and the acquisition of rights to Detoxahol(TM) has been settled. See Item 3 - LEGAL PROCEEDINGS.

             The Company applies advanced computing, medical imaging, telecommunications and networking technologies to provide medical professionals, managed care organizations and patients with affordable, point-of-care solutions for disease risk assessment and decision support.


        THE OSTEOGRAM(R)

             The OsteoGram(R) is a bone density test developed by the Company, presently licensed to Merck & Co., Inc. ("Merck"), which involves taking a standard hand X-ray with an aluminum alloy calibration wedge in the field of view utilizing existing and widely available standard X-ray equipment. Physicians utilizing the OsteoGram(R) X-ray the patient's hand and then the developed film is analyzed by Merck with proprietary software to accurately determine bone density, using the calibration wedge to adjust for any differences among X-ray equipment, exposures, types of film and development. An OsteoGram(R) report is then delivered to the patient's physician.

             The scientific name for the testing technique utilized by the OsteoGram(R) is radiographic absorptiometry ("RA"). RA was developed by Skeletal Assessment Services Co. ("SASCO"), who sold the RA technology to the Company in 1991. The Company made enhancements in image digitalization and processing speed and named the bone density test the OsteoGram(R). The OsteoGram(R) is capable of detecting changes in bone mineral density as small as approximately 1.5%. Since 1985, the OsteoGram(R) has been cleared for reimbursement by Medicare. To the best of the Company's knowledge, the OsteoGram(R) is the only bone density test that can be performed without any specialized medical equipment. The OsteoGram(R) can be taken using an OsteoGram(R) Starter Kit with standard X-ray equipment which could be found at any of an estimated 100,000 locations in the U.S., including hospitals, clinics and doctors' offices. The OsteoGram(R) Starter Kit includes a proprietary aluminum alloy calibration wedge, instructions, billing information, and pre-addressed envelopes for mailing developed X-rays of the hand to a Merck facility for scanning and computer analysis. See "Merck License Agreement".

             The Company's primary research and development activities are focused on the development of the second-generation of the Company's OsteoGram(R) test. The second-generation test is expected to allow the performance of OsteoGram(R) tests directly from digital X-ray images without the need for film. A development team has been assembled which includes the University of Massachusetts Medical Center ("UMMC") and specialized high technology vendors for certain aspects of this project. The Company coordinates and funds the development performed by project members and will retain primary rights to the completed product.

             On May 1, 1996, the Company entered into an Exclusive License Agreement and a Sponsored Research Agreement with UMMC in connection with the development of its second-generation OsteoSystem. Under the terms of the license agreement, the Company will receive from UMMC worldwide rights, in the field of bone densitometry, to develop and market devices and services, subject to U.S. Food and Drug Administration ("FDA") clearance, which employ the licensed technology of certain US patents owned by UMMC. UMMC licensed the technology to two other companies. For the license agreement, the Company paid a $25,000 license initiation fee and is obligated to pay UMMC an annual license maintenance fee in the amount of $10,000 for the first five years that the agreement is in effect. The Company will also pay additional amounts totaling $175,000 upon the completion of certain milestones and will remit royalty payments of 5% of the net revenues generated from product sales, with a minimum annual royalty of $15,000.

             Under the terms of the research agreement with UMMC, the Company is sponsoring research during a two-year period which focuses on digital bone densitometry measurement techniques integrating the Company's proprietary software. The Company will reimburse UMMC for its costs in the amount of $100,000 during the first year and $50,000 during the second year of the agreement.

             In December 1996, the Company entered into a technology development agreement with Varian Imaging Products (Varian). The Company will receive Varian s amorphous silicon sensor x-ray imaging system for testing and for potential integration into its second-generation OsteoSystem. Varian will also grant exclusive marketing rights to the Company for the use of its amorphous silicon technology in the assessment of appendicular bone mineral density and arthritis detection for a period of three years, providing certain sales targets are met. The Company agreed to make an initial payment to Varian of $65,000 for the imaging system and will purchase silicon panel assemblies at prices determined in the agreement. Varian will supply technical and engineering assistance for incorporating its silicon detectors into CompuMed s products.


        MERCK LICENSE AGREEMENT

             Effective September 22, 1995, the Company entered into a Technology License Agreement with Merck (the "Merck License Agreement") pursuant to which Merck has been granted a perpetual, exclusive license of the OsteoSystem. Merck offers the OsteoGram(R) and related services to physicians on a per-test basis. The Company receives a royalty payment from Merck for each OsteoGram(R) test sold by Merck to a physician during the years 1996 through 2000 at which time royalties shall cease. The royalties will escalate from $2 to $4 per test over that period. The royalty payments are not capped for years 1996 through 1998, but they are subject to a cap in 1999 equal to the lesser of 10% of Merck's total collected revenues for that year or $3 million and a cap in year 2000 equal to the lesser of 10% of Merck's total collected revenues for that year or $4 million. The Company is not entitled to a minimum royalty payment. Through September 1996, the Company has earned royalties on approximately 18,500 OsteoGram(R) tests amounting to gross proceeds of $37,000. Since the Merck License Agreement provides Merck with full control over the operation of, marketing and sales for, the OsteoSystem, the Company does not have a basis to adequately estimate the amount of revenues that it will receive as royalties over the term of the Merck License Agreement. Merck has the right to terminate the Merck License Agreement at any time without cause. In connection with entering into the Merck License Agreement, the Company agreed to pay SASCO, among other things, as partial consideration for the modification of amounts owed to SASCO, 8% of all royalties paid by Merck to the Company under the Merck License Agreement.

             The Company has retained the right to develop and market a second-generation OsteoSystem test, subject to a right of first refusal by Merck, which requires the Company to notify Merck of any second-generation prototypes that are in the developmental stage and any completed second-generation products. Merck has the exclusive right over a period of sixty days to negotiate the terms under which Merck would fund the development stage prototype or the terms under which Merck would acquire an exclusive license to the completed second-generation product. As noted above, the Company's primary research and development activities are focused on a filmless second-generation OsteoGram(R) test and the Company has entered into research and license agreements with UMMC in furtherance of such goal.

        OTHER OSTEOPOROSIS DETECTION AIDS

             The only present methods used to assist physicians in detecting osteoporosis other than the OsteoSystem are bone mineral density measurement and bone biopsy. Because of patient risk, pain and cost, the latter method is rarely used. Bone mineral density is measured by passing ultrasound or X-ray beams through bone and determining how much energy is absorbed by the bone. In classical techniques a carefully calibrated source enables determination of how much energy is absorbed by the bone before reaching the detector. The use of a calibrated source necessitates the purchase of costly special equipment for bone density measurement.

        TREATING OSTEOPOROSIS

             Osteoporosis treatment alternatives include estrogen replacement therapy, calcitonin, bisphosphonates, diet, calcium supplements and weight-bearing exercises. In addition, many new medication alternatives such as Merck's Fosamax are being offered as alternative treatments for osteoporosis.

             Pharmaceutical companies have estimated that only about 5% of patients requiring medical treatment for osteoporosis receive prescriptions today. They ascribe this low treatment level to a lack of knowledge about osteoporosis by the primary care physician and the patient, limited availability of convenient affordable tests for osteoporosis, limited amount of FDA cleared medications and poor patient compliance when medication is prescribed. The OsteoGram(R) overcomes at least one of these obstacles by providing a convenient affordable bone density test which may aid physicians in detecting osteoporosis.

             Current FDA cleared medications for osteoporosis include Fosamax, recently introduced by Merck, the female hormone estrogen, in pill and patch forms, and the bone metabolism hormone, calcitonin, administered by injection or through a nasal spray. The estrogen pill market is dominated by Premarin (American Home Products) and also includes Estrace (Bristol Myers Squibb Company), Ogen (The Upjohn Company) and Ortho-EST (Johnson & Johnson). The estrogen transdermal patch is produced by Estaderm (CIBA-Geigy Limited Group). Approved calcitonin medications are Calcimar (Rhone Poulenc Rorer Pharmaceuticals, Inc.) and Miacalcin (Sandoz Pharmaceutical Corporation). Estrogen medication is also approved for problems associated with menopause, such as hot flashes.

        COMPETITION - OSTEOGRAM(R)

             The OsteoGram's primary competition includes bone densitometry devices that use X-rays or ultrasound to obtain relative measures of
        bone mass and density.   At the present time, specialized bone
        densitometry software and biochemical assay tests represent only minor and indirect competition for the OsteoGram(R).

             The most common X-ray-based techniques for performing bone densitometry include dual-energy X-ray absorptiometry (DEXA), single-energy X-ray aborptiometry (SXA), quantitative computed tomography
        (QCT), and radiographic absorptiometry (RA; synonymous with the OsteoGram(R)). All radiographic techniques in use today have been validated through extensive clinical studies, and are currently approved in the U.S. for Medicare reimbursement. Quantitative ultrasound (QUS) is not approved for sale in the U.S., but is available overseas.

             DEXA is currently the mostly widely used technology, with a
             -----
        worldwide installed base of approximately 7,000 machines. The DEXA market may be divided into so-called whole-body machines, which are designed to measure bone mass and density at a variety of skeletal sites (primarily the hip and spine), and peripheral machines, which only measure bone mass and density at the appendages (primarily the
        forearm or heal).   Whole-body DEXA machines cost an average of
        $85,000 (range $55,000 to over $130,000) and require both dedicated facilities and specialized training to operate. Peripheral DEXA machines, with an average price of $25,000, are less costly, but are also believed to be less effective than whole-body DEXA, or than RA, in predicting fracture risk. Approximately 5,000 peripheral DEXA machines have been installed worldwide.

             The leading manufacturers of whole-body DEXA scanners include Lunar Corp. (U.S.A.) and Hologic, Inc. (U.S.A.), which each command approximately 40% of the worldwide DEXA market. Other manufacturers of whole-body machines include Norland Medical Systems, Inc. (U.S.A.) and Ostech, Inc. Norland is the leading manufacturer of peripheral DEXA machines, but competition at the "low-end" is more crowded, with a variety of international and regional manufacturers, including Osteometer, s.a. (Denmark), Aloka (Japan) and IGEA (Italy).

             QCT utilizes existing computed tomography (CT) scanners that have
             ---
        been upgraded with specialized software. QCT is expensive to perform, requires a high degree of expertise and shows limited potential for widespread use outside of research settings.

             QUS bone densitometers were introduced in the early 1990s, but
             ---
        their rate of market penetration has been slowed by a lack of validation data and long-term clinical efficacy studies. Lunar and Hologic are leaders in the ultrasound market segment, but the market also includes numerous regional manufacturers such as Myriad (Israel) and IGEA. Norland is also developing an ultrasound machine. To date, no ultrasound device has been approved by the FDA for marketing in the U.S.for bone densitometry. The current worldwide installed base of QUS machines approximates 2,000 machines.

             Biochemical marker tests that measure the level of bone metabolic
             ------------------------
        substances present in the blood or urine have been introduced. These biochemical marker tests are still costly and difficult to control. Although their role as a tool to monitor the impact of or compliance with drug therapy may grow, their use at the present time is limited. Makers of biochemical marker tests include Metra Biosystems, Inc. (U.S.A.), Ostex, Inc. (U.S.) and Hybritech, Inc. (U.S.A.).

             The OsteoGram(R):  Competitive Factors
             --------------------------------------
             Management believes that the OsteoGram(R) offers certain competitive advantages over its DEXA and ultrasound competitors. The OsteoGram(R) employs radiographic absorptiometry (RA), a highly accurate and precise bone mineral density testing technique that can be performed using the very large installed base of standard X-ray
        equipment.   This factor alone makes the OsteoGram(R) available to
        large segments of the population who cannot, or will not, go to hospitals, osteoporosis clinics or radiology centers that have specialized equipment to perform bone densitometry. The OsteoGram(R) also provides an affordable and reliable way for primary care physicians, who are the initial "point of care" for patients at risk of osteoporosis, to initiate the first steps to test for and treat the disease. Most DEXA tests require referral by the primary care physician to a specialist. The per-test cost for an OsteoGram(R) procedures is approximately one-third that of DEXA procedures.

             Management also believes that the accessibility of standard X-ray equipment, ease-of-use and low cost make the OsteoGram(R) an attractive testing modality for the evolving healthcare market place, which is increasingly responsive to cost pressures, managed care, and women s care issues. As drug treatment options for osteoporosis grow and more women enter their post-menopausal years, management believes that there will be an increased market demand for testing services and its second-generation digital OsteoSystem currently under development.

             Furthermore, the OsteoGram(R) is the only testing modality promoted directly to physicians in the U.S. by the sales force of a leading pharmaceutical company.

             Recognizing that many physicians may prefer an OsteoGram(R) test that could be performed entirely as an in-office procedure, without the need for an outside imaging lab service, CompuMed is now developing a stand-alone, desktop-sized hand x-ray device that will be specifically designed to acquire images for OsteoGram(R) analysis. This device will generate digital x-ray images of the hand without the need for film, and will be unique in terms of its small size, ease of use, image quality and networkability. Management believes that this next-generation OsteoGram(R) technology will be particularly well suited for primary care physicians and radiologists who wish to link their bone densitometry systems and osteoporosis patient databases electronically with managed care patient record management systems.

             There is no assurance that other companies, some of which are better known and financed than CompuMed, will not develop tests similar to the OsteoGram(R) which also use X-ray equipment or some other widely-available devices or equipment to test bone density. Furthermore, Merck is free to enter into licensing or collaborative arrangements with CompuMed s competitors and has done so. Such arrangements could affect sales by Merck of the OsteoGram(R).



        ECG SERVICES

        GENERAL

             Through its ECG computer diagnostic services, the Company currently serves approximately 1,500 health care providers nationwide. The Company provides primary care physicians, correctional facilities, surgery center, clinics, institutions, small hospitals and industrial health care facilities with fully-automated, solid-state microprocessor terminals, which access the Company's centralized computers and custom software to produce on-line ECG's and computer interpretations in less than three minutes. The Company also offers a full range of ECG supplies including electrodes, recording paper, gel, patient cables and related supplies. The Company's ECG terminals are connected by direct telephone lines to its ECG analysis computer center in the Los Angeles area. Physicians, nurses or technicians can apply ECG electrodes on a patient at their office, transmit the ECG by telephone to the Company, and receive a printed computer interpretation within three minutes. The principal ECG terminals currently available are the System 107 and System 307, both designed and manufactured by the Company. The System 107 produces a single-channel trace printout and is used mostly by accounts with low to moderate volume applications. The System 307 adds a thermal graphics printer which generates an 8.5 x 11-inch printout preferred by higher volume accounts. The System 307 offers a Pulmonary Function Analysis option for performing pulmonary tests as well as ECGs. Both units are available for either rental or sale.

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

             ECG analysis services are available to users by telephone 24 hours a day, seven days a week. The computer center located on site at the Company, which is staffed at all times, currently includes five on-line computers, with a sixth used for backup and off-line research and development. Arrangements have also been made with Sisters of Providence Medical Center of Seattle, Washington, to provide processing and to interpret ECG's for certain ECG accounts. Pursuant to its understanding with Sisters of Providence Medical Center, the medical center provides computerized ECG analysis to subscribers on a continuous 24 hours a day basis at a specified rate and emergency overread and routine overread services to subscribers at rates published by the Company. No formal agreement presently exists between the Company and Sisters of Providence Medical Center. In addition to basic ECG analysis, the Company offers its customers a range of optional services, including ECG overreads (reviews by a cardiologist), network transmission (to a local cardiologist with a special remote printer), Federal Aviation Administration ("FAA") transmission (for FAA examiners performing pilot physicals), and long-term storage of ECGs on laser optical disk.

             Upon the request of a physician, the Company provides the services of a cardiologist to assist the attending or examining physician in overreading the ECG interpretation for a fee, which is billed by the Company directly to the physician. The Company periodically retains cardiologists for advice regarding its ECG interpretation software programs and to perform overreads of certain ECG readings. Presently, two cardiologists perform ECG overreads for the Company. No formal consulting agreements exist between the Company and such cardiologists.

             The Company's current liability insurance policy does not cover losses due to misinterpreted overreads performed by physicians retained by the Company. Medical professional liability claims which may be brought against the Company for misinterpreted overreads, which are not covered by or exceed the coverage amount of a medical professional liability insurance policy held by the physician performing the overread, could have a material adverse effect on the Company's business, financial condition or operating results. Since commencing ECG services, no medical professional liability claims have been made against either physicians who perform overreads for the Company or the Company with respect to misinterpreted overreads.

        MARKETING - ECG SERVICES

             The Company's sales efforts for its ECG products and services are aimed principally at primary care physicians, correctional facilities, surgery centers, clinics, institutions, small hospitals and industrial health care facilities. The Company maintains a long-standing customer base with contracts for services extending between one to three years.

             New customers are generated mostly by the Company's direct sales efforts. The Company markets products to the health care facilities of large national companies such as Ingersoll-Rand Corporation, Ethyl Corporation, General Motors Corporation, Abbott Laboratories and other multi-installation users such as major governmental institutions and agencies, including prisons. The Company attends national and regional medical conventions to generate leads for its services, equipment and supplies.

             The System 107 and the System 307 cardiographs are sold directly to the Company's clients at a cost of approximately $3,500 or $5,000, respectively, or leased on a fee-for-use basis to medical users. A user who leases commits to a minimum monthly payment of $100 or $200 for the System 107 and the System 307, respectively, for a minimum period of one year. The Company does not require the payment of a security deposit upon leasing the System 107 or the System 307. Maintenance of the leased ECG system is provided by the Company at no additional cost as part of the leasing arrangement. The charge for ECGs in excess of those included in the monthly fee varies with the volume of usage.

        COMPETITION - ECG SERVICES

             The computer interpreted ECG business is made up of a number of domestic and foreign companies. Most are offering ECG terminals and systems that perform computer-assisted ECG analysis on site from the cardiograph itself. Most of these competitors market their products primarily to hospitals, whereas the Company markets primarily to physicians' offices and government and industrial health care facilities. The Company estimates that its form of business, centralized computerized ECG analyses via a service bureau, constitutes only 1.5% of the total number of ECGs taken each year in the United States. The Company estimates that it has approximately 30% of this service bureau market. Its major competitor, Merx Diagnostics, Inc. has about 30% and a number of smaller companies share the balance of the market. The principal methods under which the Company competes are service, product and software performance, ease of use and price.

        ASSEMBLY, REPAIR AND CUSTOMER SERVICE

             Assembly operations conducted by the Company are typical of the electronics industry and require no extraordinary methods, procedures or equipment. The Company's systems consist primarily of a number of electronic component parts assembled on Company-designed printed circuit boards, as well as printer and recorder components. The bare circuit boards, which are modified by the Company prior to use, are manufactured for the Company by different manufacturers, including Century Circuit Corp. and Abaca Manufacturing Contractor. The Company has never experienced any problems with the quality of the bare circuit boards manufactured for it and the manufacturers have been able to maintain a readily available supply of bare circuit boards that meets the Company's demand for such product. The component parts, except for the finished circuit boards, sheet metal chassis and equipment cases are standard items. After assembly, the Company's systems undergo testing by personnel skilled in the electronics industry before they are sold or leased. The Company has developed specialized tests to facilitate this process and does limited internal engineering for continuing support and new product development. All assembly operations are conducted at the Company's headquarters in the Los Angeles area. Quality control procedures used in testing the products have been approved by the FDA and are subject to yearly inspections by the FDA.

             The Company provides a one year warranty on its ECG systems. All of the equipment is repaired at the Company's facility. Loaner equipment is available under the Company's maintenance programs and leasing arrangements.

             The Company uses a "hot line" and a customer service staff to handle most customer equipment and training problems. Initial installation and set up is handled by outside ECG specialty companies on a contract basis or directly by the Company's customer service department. The Company's customer support services are an important aspect of the ultimate successful installation and operation of its products, which are sold with a warranty covering both parts and labor.


        TELECOR

             TeleCor is a division of the Company which offers physicians nationwide transtelephonic cardiac event monitoring equipment and services for their patients. The Company provides physicians with a pocket-sized cardiac event recorder, which is a device that monitors the patients' heart rate and rhythms to detect arrhythmias and other cardiac abnormalities. The physician prescribes the cardiac event recorder and he or his technician instructs the patient on its use. The Company's technicians transtelephonically monitor signals received from the cardiac event recorder. The telemetry technicians all have backgrounds in ECG monitoring and many of the technicians have attended two-year training programs in ECG monitoring.

             In February 1995, the Company entered into an Assignment of Exclusive Marketing Rights Agreement with Jacob Meller, the holder of the exclusive marketing rights in the United States for TeleCor products pursuant to a Licensing Agreement (the "TeleCor Licensing Agreement") with Aerotel Ltd., a medical device and telecommunications company based in Holon, Israel ("Aerotel"). The TeleCor Licensing Agreement was terminated as of January 1996 because the Company failed to meet certain minimum sales amounts in 1995. However, pursuant to an oral understanding between Aerotel and the Company, the Company has a non-exclusive right to use Aerotel software and to distribute Aerotel event recorders. No formal agreement exists between the Company and Aerotel. Furthermore, the Company's arrangement with Aerotel is terminable at any time by Aerotel, however, other event recorder devices may be purchased and other software may be licensed in lieu of Aerotel event recorders and software.

             The Company does not currently provide ECG overread services for TeleCor customers, however, this service may be offered in the future.

             TeleCor analysis services are available to users by telephone 24 hours a day, seven days a week. The computer center is staffed at all times. The Company provides physicians who subscribe to TeleCor, free of charge, a full range of disposable cardiopulmonary supplies, including electrodes, and other miscellaneous supplies.

        MARKETING - TELECOR

             The Company's sales efforts for TeleCor are aimed principally at primary care physicians and home health agencies. In addition to internal marketing efforts, the Company may use consultants to market its services and coordinate the activities of the field technicians who hook up patients and initiate services. As with its ECG Services, the Company attends national and regional medical conventions to generate leads for its services and to attract additional technicians.

        COMPETITION - TELECOR

             The TeleCor business, like the ECG services, is made up of a number of companies, domestic and foreign. The Company's major competitors in the field of cardiac event monitoring include Instromedix, Inc. and Raytel Medical Corp., which have approximately 75% of the market, with approximately 20 other companies having the remaining 25% of the market.


        DETOXAHOL(TM)

             In March 1994, the Company acquired the rights to a potential new pharmaceutical product called Detoxahol(TM) through the acquisition of MB Nutraceuticals, Inc. ("MB"). In June 1995, a patent application was filed on behalf of the Company covering the technology underlying Detoxahol(TM). Detoxahol(TM) is a substance intended to facilitate the rapid lowering of blood alcohol of people who have been drinking alcohol. Detoxahol(TM) is currently under development at the University of Georgia, with the Company funding the research and development. Detoxahol(TM) is intended to augment the liver's natural function of removing alcohol from the blood by creating an "auxiliary liver function" in the small intestine. Its efficacy would depend on the amount of Detoxahol(TM) taken compared to the amount of alcohol consumed; since large doses of Detoxahol(TM) can be taken, alcohol detoxification would occur quickly.

             There is no assurance that the Company will continue to develop Detoxahol(TM) technology or that if any Detoxahol(TM) product is ultimately developed by the Company such product will be cleared by the appropriate regulatory agencies.

             Management expects that the initial market for Detoxahol(TM) would be for emergency rooms and ambulances. In addition, Detoxahol(TM) might be initially marketed to certain niche markets in the Far East, where there is presently a demand for over-the-counter beverages and tonics or herbal treatments which people consume to alleviate the symptoms of the overindulgence of alcohol. The active enzyme ingredients of Detoxahol(TM) might be marketed as additives to
        these existing Far East products.   Management does not know of any
        other current method or existing drug or product that would rapidly remove alcohol from the blood. However, there is no assurance that other universities and/or pharmaceutical companies are not currently working on a similar drug or product. The Detoxahol(TM) compound is currently in the development phase.

             Before commencing marketing and sales efforts for Detoxahol(TM) or any Detoxahol(TM) product that is eventually developed by the Company, the Company must obtain FDA clearance of Detoxahol(TM). The FDA and corresponding regulatory bodies in other countries require that the drug for which clearance is sought be shown to be safe and effective in adequately controlled clinical trials. Prior to initiation of clinical trials, extensive basic research and development information must be submitted to the FDA in an Investigational New Drug Application ("IND"). If clearance is obtained to proceed to clinical trials based on the IND, Phases 1 through 3 clinical trials are performed. If Phases 1 through 3 are successfully completed, the data from these trials is collected into a New Drug Application ("NDA"), which is filed with the FDA in an effort to obtain marketing clearance. The FDA reported industry average for intervals between filing of an IND and submission of an NDA is about five years and about two years between NDA filing and FDA clearance. If a drug is designated for fast track clearance the process can be shorter. Since pre-clinical testing of Detoxahol(TM) has not yet commenced, it is premature to estimate when the Company will file an IND with respect to Detoxahol(TM), assuming the Company decides to continue to develop Detoxahol(TM) and funding is available for such development.

             Pursuant to a one-year Research Agreement with the University of Georgia, through February 28, 1997, the Company will fund approximately $110,000 for the research and development of Detoxahol(TM) and has paid expenses associated with the filing of a patent application for Detoxahol(TM). Upon material breach or default of the Research Agreement by the Company, the University of Georgia has the right upon notice to terminate the Research Agreement and all of the rights and privileges of the Company thereunder, including the Company's licensing rights, unless the Company cures the breach within a specified period. Upon the termination of the Research Agreement, the Company plans to enter into a new arrangement with the University of Georgia in order to maintain its rights to Detoxahol(TM). Pursuant to the terms of the Research Agreement, the University of Georgia retains all right and title to any Detoxahol(TM) product developed by it, subject to the terms and conditions of an Exclusive License Agreement, dated as of January 3, 1994 (the "Detoxahol License Agreement"), between the parties. Pursuant to the Detoxahol License Agreement, the Company has received an exclusive, perpetual, worldwide license to use, make and sell any Detoxahol(TM) products developed by the University of Georgia and the University of Georgia is entitled to royalty payments based on the annual net sales resulting from each sale of a licensed Detoxahol(TM) product of 5% of the first $1 million, 4% of the second $1 million, 3% of the third $1 million and 2% of all additional net sales up to an aggregate royalty amount of $1 million. Thereafter, the Company must pay the University of Georgia 2% of all net sales. In addition to the royalties payable under the Detoxahol License Agreement, the Company must also bear all expenses incidental to the filing and upkeep of a Detoxahol(TM) patent.


        INDUSTRIAL PROPERTY IRSCO DEVELOPMENT COMPANY, INC.

             In August 1994, the Company acquired IRSCO Development Company, Inc. ("IRSCO"), whose principal asset was a 6.3 acre industrial park, consisting of 9 buildings comprising a total of 118,270 sq. ft. plus parking (the "IRSCO Property"), located in Irwindale, California in exchange for 52,333 shares of the Company's Class B Preferred Stock.

               As of April 30, 1996, the IRSCO Property was sold in foreclosure as mortgages were in default. Neither the Company nor IRSCO received any cash or other proceeds as a result of such sale.
        As a result of the sale, the net fixed assets of IRSCO, in the amount of $3,587,000 were written off against the total mortgages payable in the amount of $3,633,000, with the net balance recorded as a liability for remaining expenses.


        GOVERNMENT REGULATION

             The Health Care Finance Administration approves diagnostic tests for reimbursement by Medicare. The OsteoGram(R) and the Company's TeleCor Services have been approved for reimbursement by Medicare. Government regulations may change at any time and Medicare reimbursement for the OsteoGram(R) or the Company's TeleCor services may be withdrawn or reduced. Furthermore, other forms of testing for bone mineral density as an indicator of osteoporosis and/or services similar to the Company's TeleCor and ECG Services may be approved for reimbursement which may reduce the market share or profit margins for such services.

             The FDA registers medical devices used for diagnostic testing and pharmaceutical products for safety and efficacy. In December 1993, the FDA issued a "Warning Letter" to the Company relating to, among other things, the OsteoGram(R) (the "Warning Letter"). The FDA claimed that the Company failed to file documentation with the FDA relating to an exemption from the FDA's 510(k) filing requirements. The Company responded by asserting that the OsteoGram(R) was in use prior to 1976 when the 510(k) regulations were established and thus the Company is "grandfathered" in without having to file under 510(k). In April 1996, the Company received an FDA response letter through Merck consultants CL. L. McIntosh and Associates. The letter confirmed that a form 510(k) does not need to be filed with the current labeling. The FDA also concluded that the OsteoGram(R) is a device subject to GMP's. Pursuant to the Merck Licensing Agreement, Merck is responsible for regulatory compliance.

               The Company has no present plans for the development of specific Detoxahol(TM) products. The core technology behind Detoxahol(TM) must be further developed before the specifics of any Detoxahol(TM) product can be more concretely defined. Prior to marketing, any Detoxahol(TM) products that are eventually developed, the Company must undergo an extensive regulatory clearance process conducted by the FDA and comparable agencies in other countries. This process, which generally includes a review of preclinical and clinical testing and confirmation by the FDA that Good Laboratory Practices established by the FDA and Good Clinical Practices were maintained during testing, can take many years and require the expenditure of substantial resources. The Company is dependent on the laboratory and medical institutions that will conduct its preclinical and clinical testing to maintain both Good Laboratory Practices and Good Clinical Practices. Data obtained from preclinical and clinical testing are subject to varying interpretations that can result in delays in the regulatory clearance process or limitations on, or even prevention of, regulatory clearance. In addition, delays or rejections may be encountered as a result of changes in regulatory review policies during the period of development and regulatory review of an IND.
        Each potential Detoxahol(TM) product that is produced by the Company must go through separate clinical trials. The clearance of any particular potential Detoxahol(TM) product by the FDA will not necessarily facilitate the clearance of other potential Detoxahol(TM) products.

             There can be no assurance that regulatory clearance will be obtained for any potential Detoxahol(TM) products ultimately developed by the Company. In the pharmaceutical industry, only a small percentage of the new products for which INDs are submitted to the FDA to commence human testing ultimately are cleared for marketing. Moreover, regulatory clearance may be conditioned upon the imposition of restrictions on the indicated uses for which a product may be marketed. Any significant delays in obtaining regulatory clearances or limitations imposed on indicated uses could result in the Company incurring substantial additional expenditures or in diminishing any competitive advantage that the Company's products might otherwise enjoy.

             Even if regulatory marketing clearance is obtained, a marketed product and its manufacturer are subject to continual review. Subsequent discovery of previously unknown problems with a product or its manufacture may result in restrictions on such product or manufacture, including withdrawal of such products from the market. Every manufacturing or labeling change made by the Company to any product cleared for marketing also would be subject to regulatory review.


        PATENTS AND PROPRIETARY RIGHTS

             The Company does not have any patents for the OsteoGram(R) as it was determined that it would be to the Company's competitive advantage to maintain such information proprietary by keeping it as a trade secret. The Company does have proprietary rights to the algorithms and software which have been developed and refined over a 10 year period. Such proprietary rights are licensed to Merck under the Merck License Agreement. The OsteoGram(R) trade mark, which is also licensed to Merck, is a registered trade mark.

             As a part of the research and license agreement with UMMC (see THE OSTEOGRAM(R)), the Company, along with two others, received worldwide rights to two patents that utilize charge-coupled device
        (CCD) camera technology in bone densitometry. The two patents deal specifically with the use of CCD cameras in radiography systems.

             The Company believes that others may attempt to develop X-ray scanning and computer analysis systems similar to the OsteoGram(R). This will take time and money for development, clinical studies and government clearance. Meanwhile the Company expects to develop, patent and/or copyright a second generation OsteoSystem. The second generation OsteoSystem would incorporate new technology both in software and hardware including possible in-licensing of existing relevant patents. The Company's right to license a second generation OsteoSystem is subject to a right of first refusal held by Merck, which requires the Company to notify Merck of any second generation prototypes that are in the developmental stage and any completed second generation products and gives Merck the right to negotiate with the Company on an exclusive basis over a period of sixty days the terms under which Merck would fund the development stage prototype or the terms under which Merck shall acquire an exclusive license to the completed second generation product.

             In June 1995, a patent application was filed on behalf of the Company covering the technology underlying Detoxahol(TM). There can be no assurance that such patent application will be approved, that the Company can develop or acquire Detoxahol(TM) products or methods of use that are patentable, or even if patents are issued that they will afford the Company's potential Detoxahol(TM) products any competitive advantage or will not be challenged by third parties, or that patents issued to others will not adversely affect the development or commercialization of the Company's products. In the event that a patent for Detoxahol(TM) is not granted, the proprietary information relating to Detoxahol(TM) could be protected to a certain extent by putting procedures into effect which are designed to maintain the key enzymes, delivery systems and manufacturing process of Detoxahol(TM) as a trade secret. In addition, to the extent that the Company develops uses of Detoxahol(TM) in combination with other products, if such products are covered by third-party patents, the Company could be required to obtain licenses from the owners of such patents in order to market such combination products. In the event that the Company does have to obtain such licenses, the overall profitability of any Detoxahol(TM) product that is eventually developed by the Company would be diminished by the cost of obtaining such licenses and any royalties payable by the Company in connection therewith.


        RESEARCH AND DEVELOPMENT

             The Company funded research and development of the OsteoSystem, Detoxahol(TM) and ECG Services, in the aggregate amount of $613,000 in 1996, and $250,000 in 1995 with approximately 50%, 45% and 5% of such amounts, respectively, attributable to research and development in connection with each of the aforementioned services during 1996. None of such amount is attributable to research and development of TeleCor. Amounts to be funded on research and development in 1997 will vary depending upon the amount of working capital available to the Company.


        EMPLOYEES

             At September 30, 1996, the Company had 28 full-time and 6 part-time employees. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good. The Company also retains consultants from time to time when necessary.

        ITEM 2.  DESCRIPTION OF PROPERTY

             The Company's only facilities are located in 16,440 square feet in a modern office building located at 1230 Rosecrans Avenue, Manhattan Beach, California 90266. This facility is leased through August 1999 at a monthly rental of $18,906, plus certain future increases in common area expenses. The Company intends to renew the lease at the expiration of its term. This is a full service lease including utilities, maintenance and taxes on the property, janitorial and security service.


        ITEM 3.  LEGAL PROCEEDINGS

             As previously reported by the Company in its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996, the Company entered into a Memorandum of Understanding on August 5, 1996 to confirm the material terms of an agreement in principle to settle the securities class action and derivative litigation filed in the United States District Court for the Central District of California (the "Court") on behalf of persons who purchased Common Stock during various time periods spanning from August 11, 1995 to October 17, 1995, inclusive and derivatively on behalf of the Company. The Company's outside counsel is working with plaintiffs' counsel to finalize the stipulation of settlement. The Company expects the settlement to be submitted to the Court by the second quarter of 1997. The consummation of the proposed settlement is subject to significant conditions, including negotiation of definitive settlement agreements and obtaining court approval after notice to the class members has been given. See NOTE G--CONTINGENCIES to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF COMPUMED, INC. AND SUBSIDIARIES for additional disclosure relating to this litigation and concerning other pending legal proceedings to which the Company a party.


        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             There were no matters submitted to stockholders during the fourth quarter of the fiscal year ended September 30, 1996.

                                       PART II
                                       --------

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


                                      Common Stock         Warrants
                                      ------------        --------


                                      High      Low       High      Low
                                      ----      ---       ----      ---
        Year ended
        September 30, 1995:
        Quarter Ended:
        -------------

        December 31, 1994             2 1/4     1         1/16      1/32
        March 31, 1995                1 3/4     7/8       3/64      3/64
        June 30, 1995                 6 9/16    15/16     N/A       N/A
        September 30, 1995            13 1/8    3 15/16   15/16     1/8

        Year ended
        September 30, 1996
        Quarter Ended:
        --------------

        December 31, 1995             19 1/8    3         1 1/2     5/32
        March 31, 1996                5 1/16    2 5/16    11/32     1/8
        June 30, 1996                 3 3/4     2 1/4     1/4       1/8
        September 30, 1996            2 5/8     15/16     3/32      1/32



             As of December 20, 1996, there were approximately 846 record holders of Common Stock and 25 record holders of Warrants. Such amounts do not include Common Stock or Warrants held in "nominee" or "street" name.

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


        RESULTS OF OPERATIONS

        FISCAL YEAR ENDED SEPTEMBER 30, 1996 AS COMPARED TO 1995
        --------------------------------------------------------

             Revenues for fiscal 1996 decreased overall by $437,000, or 15%, from fiscal 1995. This decrease is due to the elimination of the IRSCO property and the associated rental income ($332,000 reduction) and the transition of the OsteoGram(R) test processing to Merck ($327,000 reduction). These decreases were offset by increases in operating revenues from the Company s ECG business ($365,000 increase) and increases in other income from investments ($193,000 increase, representing primarily interest income). The Company s ECG business has been growing steadily, primarily from the increases in cardiac event monitoring services (TeleCor). Standard ECG service revenues are approximately the same as those of the prior year. Royalties from Merck testing using the OsteoGram(R) were $37,000 during the first three quarters of the Agreement.

             Costs of services and sales decreased during fiscal 1996 from those in fiscal 1995 by $224,000 and $192,000 respectively, primarily as a result of the termination of operations described above. Research and development costs increased by $363,000 during fiscal 1996 primarily as a result of increased development efforts on the second-generation OsteoGram(R) test and Detoxahol(TM) research. General and administrative expenses increased during fiscal 1996 by $299,000 primarily due to increases in insurance coverage costs, recruitment fees and consulting services.

             The Company provided $2,786,000 in expenses relating to the securities litigation (see Item 3. Legal Proceedings). These expenses result primarily from the value of the securities which are to be issued in relation to the settlement of this litigation, to consist of Common Stock with a value of $575,000 and Warrants with a value of $1,524,000. Additionally, the Company paid $300,000 and incurred approximately $387,000 in legal costs associated with the defense of this matter.

             The net loss of $4,647,000 is largely associated with the provision for securities litigation described above and due to the research and development activities of the Company. Further losses are anticipated in the future from research and development in connection with the second-generation OsteoSystem, ECG Systems and Detoxahol(TM).


        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
        ----------------------------------------------------

             At September 30, 1996, the Company had approximately $2,644,000 in cash and marketable securities, as compared to a balance of $5,022,000 at September 30, 1995. The decrease in cash and marketable securities during fiscal 1996 of $2,378,000 is primarily due to losses from operations, as described above, and to reductions in accounts payable. The ratio of current assets to current liabilities improved as of September 30, 1996 to 3.45 to 1.0 as compared to 2.7 to 1.0 at September 30, 1995. This improvement is due to the elimination of the current liabilities of IRSCO as described below.

             As of April 30, 1996, the IRSCO Property was sold in foreclosure. Neither the Company nor IRSCO received any cash or other proceeds as a result of such sale. The net fixed assets of IRSCO, in the amount of $3,587,000 were written off against the total mortgages payable in the amount of $3,633,000, with the net balance recorded as a liability for remaining expenses.

             The Company s primary capital resource commitments at September 30, 1996 consist of the remaining lease commitments, primarily for computer equipment, and sponsored research and development contracts.

             For the last few years, the Company has financed its operations primarily through private and public sales of securities, and revenues from sales of its services. Since August 1991 the Company received net proceeds of approximately $10,400,000 from the private and public sale of equity securities. The Company believes that the remaining proceeds from such sales of securities, along with revenues provided from operations, provide adequate capital for at least the next 12 months. The Company may, however, raise additional capital through the sale of its securities. There can be no assurance that the Company will be able to raise additional capital in the future through the sale of its securities or that if the Company is successful in raising additional capital through the sale of its securities that such a sale of securities would not dilute the ownership interest of the present stockholders of the Company.

             The Company's ongoing research and development activities associated with Detoxahol(TM) and the second-generation OsteoSystem technology and the current manufacture of its ECG terminals are all subject to federal, state, local and in some instances, foreign regulations. In June 1995, the Company filed patent applications on Detoxahol(TM). Subject to obtaining such patents, the Company would seek strategic partners to help fund the research and development of Detoxahol(TM) at the University of Georgia. The regulatory approval process for Detoxahol(TM) can take years and require expenditure of substantial resources.

        SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
        ------------------------------------------

             The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially form those expressed in the forward-looking statements.
        The forward-looking statements contained herein include (i) statements made in Item 1 under the caption "THE OSTEOGRAM(R)" relating to the expectation that the second-generation OsteoSystem will allow the performance of OsteoGram(R) tests directly from digital X-ray without the need for film and (ii) statements made in Item 6 under the caption "FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES" relating to management's projection that present working capital amounts will be sufficient for at least the next 12 months and that the Company would be able to raise additional capital through the sale of its securities. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

        ITEM 7.  FINANCIAL STATEMENTS

             The following financial statements are included as a separate section following the signature page to this Form 10-KSB:

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

        Report of Independent Auditors for the years ended
         September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . .  F-2

        Consolidated Balance Sheet as of
         September 30, 1996   . . . . . . . . . . . . . . . . . . . . . .  F-3

        Consolidated Statements of Operations for the years ended
         September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . .  F-5

        Consolidated Statements of Stockholders' Equity for the years ended September 30, 1996 and 1995  . . . . . . . . . . . . . . .  F-6

        Consolidated Statements of Cash Flows for the years
         ended September 30, 1996 and 1995  . . . . . . . . . . . . . . .  F-7

        Notes to Consolidated Financial Statements  . . . . . . .  F-8 to F-17

        ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

                                       PART III
                                       --------

             The information called for by Part III (Items 9, 10, 11 and 12) of Form 10-KSB is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by not later than January 29, 1997 in connection with the election of directors at the 1996 Annual Meeting of Stockholders of the Company.


                                       PART IV
                                       -------

        ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        A.   EXHIBITS

        EXHIBIT
        NUMBER    DESCRIPTION OF EXHIBIT
        ------    ----------------------------------------
        3.1       Certificate of Incorporation of the Company [Incorporated by
                  reference to Exhibit 3.1 to the Company's Registration
                  Statement of Form S-1 (File No. 33-46061), effective May 7,
                  1992]

        3.2 Certificate of Amendment of Certificate of Incorporation [Incorporated by reference to Exhibit 3.1a to Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994]

        3.3 Certificate of Amendment of Certificate of Incorporation [Incorporated by reference to Exhibit 3.1b to Amendment No. 2 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1994]

        3.4 Certificate of Correction of Certificate of Amendment [Incorporated by reference to Exhibit 3.1c to Amendment No. 2 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1995]

        3.5 By-Laws of the Company, as currently in effect [Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

        4.1 Form of Underwriter's Warrant Agreement [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), effective August 3, 1992]

        4.2 Form of Warrant Agreement and Warrant [Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-2 (File No. 33-48437), effective August 3, 1992]

        4.3 Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

        4.4 Form of Preferred Stock Certificate [Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

        4.5 Certificate of Designation of Class A Preferred Stock [Incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

        4.6 Certificate of Designation of Class B Preferred Stock [Incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

        10.1 Agreement, dated May 23, 1991 (the "SASCO Agreement"), for the purchase by the Company of substantially all of the assets of Skeletal Assessment Services Company ("SASCO") [Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

        10.2 Amendment to the SASCO Agreement, dated August 11, 1995, between the Company and SASCO [Incorporated by reference to
                  Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

        10.3 First Amendment to Warrant to Purchase Common Stock, dated as of June 1, 1995, between the Company and SASCO [Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]


        10.4      1992 Stock Option Plan [Incorporated by reference to Exhibit
                  10.12 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

        10.5 Form of Non-Qualified Stock Option Agreement [Incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8 (File No. 33-63435), filed October 14, 1995]

        10.6 Agreement and Amendment, dated October 26, 1992 and June 10, 1993, respectively, between the Company and Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") [Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994]

        10.7 Termination Agreement, dated August 16, 1995, between the Company and RPR [Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

        10.8 Agreement, dated April 27, 1993 between the Company and OCG Technology, Inc. [Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994]

        10.9 Agreement and Plan of Reorganization and Amendment Number One and Specific Release Agreement, dated March 18, 1994 and June 15, 1994, respectively, between the Company, MB Nutraceuticals, Inc., Howard Mark and Mark Branigan [Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994]

        10.10 Research Agreement, dated January 3, 1994, between the Company and the University of Georgia Research Foundation, Inc. [Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for fiscal year 1994]

        10.11 Exclusive License Agreement, dated January 3, 1994, between the Company and the University of Georgia Research Foundation, Inc. [Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for fiscal year 1994]

        10.12 Employment Agreement, dated October 14, 1994, between the Company and Rod N. Raynovich [Incorporated by reference to
                  Exhibit 10.22 to Amendment No. 2 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1994]

        10.13 Agreement, dated August 12, 1994, for the acquisition of Irsco. [Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

        10.14 Technology License Agreement, dated September 22, 1995, between the Company and Merck & Co., Inc. [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K for an event of September 27, 1995]

        10.15 Assignment of Exclusive Marketing Rights, dated February 9, 1995, between the Company and Jacob Meller. [Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

        10.16 Stock Purchase Agreement, dated as of August 9, 1995, relating to the Company's private placement of $5.1 million worth of Common Stock [Incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K for an event of August 9, 1995]

        10.17* Sponsored Research Agreement, effective as of May 1, 1996, between UMMC and the Company.

        10.18* Exclusive License Agreement, effective as of May 1, 1996, between UMMC and the Company.

        10.19* Evaluation and Development Agreement between Varian Associates and the Company dated December 10, 1996.

        10.20* Agreement of Settlement and Mutual General Release dated April 23, 1996 among the Company, Robert Stuckelman, William Barnett, Allan Gelbard and Barry Silverton.

        10.21* Settlement Agreement and General Release, effective September 15, 1996, between the Company and Howard L. Mark, M.D.

        10.22* Settlement Agreement and General Release, effective August 1, 19896, between the Company and Mack C. Branigann.

        10.23* Commercial Office Lease, dated August 30, 1996, between the Company and USAA Income Properties III Limited Partnership.

        21*       Subsidiaries of the Company

        23*       Consent of Ernst & Young LLP
        ____________________________________
        *    Filed herewith.

        B.   REPORTS ON FORM 8-K

             None.

                                    COMPUMED, INC.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                         -----

        Report of Independent Auditors for the years ended
         September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . .  F-2

        Consolidated Balance Sheet as of
         September 30, 1996 . . . . . . . . . . . . . . . . . . . . . . .  F-3

        Consolidated Statements of Operations for the years ended
         September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . .  F-5

        Consolidated Statements of Stockholders' Equity for
         the years ended September 30, 1996 and 1995  . . . . . . . . . .  F-6

        Consolidated Statements of Cash Flows for the years
         ended September 30, 1996 and 1995  . . . . . . . . . . . . . . .  F-7

        Notes to Consolidated Financial Statements  . . . . . . .  F-8 to F-17



                            REPORT OF INDEPENDENT AUDITORS


        Board of Directors and Stockholders
        CompuMed, Inc.

        We have audited the accompanying consolidated balance sheet of CompuMed, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuMed, Inc. and subsidiaries at September 30, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

        Los Angeles, California
        November 19, 1996

                                                          /s/Ernst & Young LLP

        CONSOLIDATED BALANCE SHEET
        COMPUMED, INC. AND SUBSIDIARIES

        ASSETS
                                                          September 30,
                                                               1996
                                                          --------------
        CURRENT ASSETS
          Cash                                            $   155,000
          Marketable securities                             2,489,000
          Accounts receivable, less allowance of $280,000     435,000
          Other receivables                                    48,000
          Inventory                                            86,000
          Prepaid expenses and other current assets            41,000
                                                          ------------

                  TOTAL CURRENT ASSETS                      3,254,000



        PROPERTY AND EQUIPMENT - Notes A and B

          Machinery and equipment                           3,090,000
          Furniture, fixtures and leasehold
            improvements                                      201,000
          Equipment under capital leases                      611,000
                                                          -----------
                                                            3,902,000
          Less allowance for depreciation and
            amortization                                    3,415,000
                                                          -----------
                                                              487,000


        OTHER ASSETS
          Reacquired franchises, net of accumulated
            amortization of $162,000                          165,000
          Other assets                                         72,000
                                                          -----------
                                                           $3,978,000
                                                           ==========



        See notes to consolidated financial statements

        CONSOLIDATED BALANCE SHEET
        COMPUMED, INC. AND SUBSIDIARIES

        LIABILITIES AND STOCKHOLDERS' EQUITY              September 30,
                                                               1996
                                                          ----------------
        CURRENT LIABILITIES
          Accounts payable                                $  252,000
          Deferred revenue                                    80,000
          Other accrued liabilities                          579,000
          Current portion of capital lease
            obligations-Note B                                31,000
                                                          ------------

                  TOTAL CURRENT LIABILITIES                  942,000

        CAPITAL LEASE OBLIGATIONS, less current
          portion-Note B                                      78,000

        COMMITMENTS AND CONTINGENCIES-Note B and Note G

        STOCKHOLDERS' EQUITY-Note D
          Preferred stock, $.10 par value--authorized
            1,000,000 shares

            Class A $3.50 cumulative convertible voting
              preferred stock, issued and outstanding --
              8,400 shares                                     1,000

            Class B $3.50 convertible voting preferred
              stock, issued and outstanding 2,333 shares       1,000

          Common stock, $.01 par value--authorized
            50,000,000 shares, issued and outstanding--
            8,949,786                                         89,000

         Additional paid in capital                       27,036,000

         Retained deficit                                (24,169,000)
                                                     ----------------
                  STOCKHOLDERS' EQUITY                     2,958,000
                                                     ----------------

                                                     $     3,978,000
                                                     ================

        See notes to consolidated financial statements

        CONSOLIDATED STATEMENTS OF OPERATIONS
        COMPUMED, INC. AND SUBSIDIARIES

                                                    Year Ended September 30,
                                                          1996      1995
        REVENUES                                          ------    -------
          ECG services                               $ 2,008,000    1,643,000
          Osteo services, net                             -0-         327,000
          Osteo royalty revenues                          37,000         -0-
          Product sales                                  200,000      573,000
          Rental property Note E                          99,000      431,000
          Other income                                   229,000       36,000
                                                     -----------    ---------
                                                       2,573,000    3,010,000

        COST AND EXPENSES
          Cost of services                             1,192,000    1,416,000
          Cost of sales                                   92,000      284,000
          Selling expenses                               426,000      418,000
          Research and development                       613,000      250,000
          Cost of rights - Note D                         -0          228,000
          General and administrative expenses          1,691,000    1,392,000
          Depreciation and amortization                  323,000      538,000
          Interest expense                                97,000      374,000
          Loss on impairment of asset - Note E              -0-     1,500,000
          Provision for securities litigation          2,786,000          -0-
                                                 ---------------    ---------
                                                       7,220,000    6,400,000

        NET LOSS                                     $(4,647,000) $(3,390,000)
                                                     ===========    ==========

        NET LOSS PER SHARE                           $     (.54)    $  (.55)
                                                     ===========   =========
        Weighted average number of common
            shares outstanding                         8,534,276    6,150,500
                                                     ===========    =========


        See notes to consolidated financial statements

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        COMPUMED, INC. AND SUBSIDIARIES

                                                                  Additional
                                        Preferred       Common      Paid in
                                          Stock         Stock       Capital
                                         --------      --------   ----------
        Balance at September
         30, 1994:                      $  6,000    $  46,000  $17,988,000

         Proceeds from issuance of
          1,735,029 shares of Common
           Stock in a Regulation "S"
            offering                                   17,000      962,000
         Issuance of 400,000 shares
          of Common Stock for
           acquisition of TeleCor                       4,000      224,000
            marketing rights

         Proceeds from issuance of
          1,236,000 shares of Common
           Stock in a Regulation "D"
            offering                                   12,000    5,066,000

         Proceeds from issuance of
          66,010 shares of Common
           Stock upon exercise of
            warrants                                    1,000      166,000
         Proceeds from issuance of
          156,405 of common stock
           upon exercise of stock
            options                                     2,000      227,000

         Dividends paid on Class A
          Preferred Stock
         Net Loss
                                       ----------    ----------     --------

        Balance at September
         30, 1995:                      $  6,000    $  82,000  $24,633,000

         Costs associated with
          Regulation "D" offering                                  (88,000)
         Convert 50,000 shares of
          Class B Preferred Stock
           to 500,000 shares of
            Common Stock                  (4,000)       4,000

         Proceeds from issuance of
          66,820 shares of Common
           Stock upon exercise of
            warrants                                    1,000      250,000
         Proceeds from issuance
          of 141,091 of Common
           Stock upon exercise of
            stock options                               2,000      142,000

         Securities reserved for
          issuance relating to
           securities litigation                                 2,099,000

         Dividends paid on Class
          A Preferred Stock

         Net Loss
                                       ----------    -----------  ----------


        Balances at
         September 30, 1996:           $   2,000    $  89,000  $27,036,000

                                       ===========   ===========  ==========




                                           Retained
                                          (Deficit)       Total
                                           --------     ----------
        Balance at September
         30, 1994:                   $ (16,127,000)   $1,193,000

         Proceeds from issuance of
          1,735,029 shares of Common
           Stock in a Regulation "S"
            offering                                     979,000

         Issuance of 400,000 shares
          of Common Stock for
           acquisition of TeleCor                        228,000
            marketing rights
         Proceeds from issuance of
          1,236,000 shares of Common
           Stock in a Regulation "D"
            offering                                   5,078,000

         Proceeds from issuance of
          66,010 shares of Common
           Stock upon exercise of
            warrants                                     167,000
         Proceeds from issuance of
          156,405 of common stock
           upon exercise of stock
            options                                      229,000

         Dividends paid on Class A          (3,000)       (3,000)
          Preferred Stock

         Net Loss                        (3,390,000)   (3,390,000)
                                         ----------      --------
        Balance at September
         30, 1995:                    $(19,520,000)   $5,201,000

         Costs associated with
          Regulation "D" offering                        (88,000)

         Convert 50,000 shares of
          Class B Preferred Stock
           to 500,000 shares of
            Common Stock
         Proceeds from issuance of
          66,820 shares of Common
           Stock upon exercise of
            warrants                                     251,000

         Proceeds from issuance
          of 141,091 of Common
           Stock upon exercise of
            stock options                                144,000

         Securities reserved for
          issuance relating to
           securities litigation                       2,099,000
         Dividends paid on Class            (2,000)       (2,000)
          A Preferred Stock

         Net Loss                        (4,647,000)   (4,647,000)
                                         -----------   ----------


        Balances at
         September 30, 1996:          $(24,169,000)   $2,958,000

                                         ===========   ==========



        See notes to consolidated financial statements.

      CONSOLIDATED STATEMENTS OF CASH FLOWS
      COMPUMED, INC. AND SUBSIDIARIES

                                                   Year Ended September 30,
                                                        1996           1995
                                                       --------   ------
      OPERATING ACTIVITIES:
      Net  Loss                                     $(4,647,000) (3,390,000)
       Net adjustments to reconcile net loss to
        net cash used in operating activities:
         Depreciation and amortization                 323,000       538,000
         Cost of rights                                              228,000
         Loss on impairment of asset                               1,500,000
         Stock reserved for securities
           litigation settlement                     2,099,000


        Changes in operating assets and liabilities:
         Accounts receivable                            14,000      (45,000)
         Other receivables                             385,000     (371,000)
         Inventories and prepaid expenses               39,000       88,000
         Accounts payable and other liabilities       (675,000)     270,000
         Other assets                                   38,000      116,000
                                                   -----------    ----------
      NET CASH USED IN OPERATING ACTIVITIES         (2,424,000)   (1,066,000)
                                                   ------------   ----------
      INVESTING ACTIVITIES:
        Purchase of marketable securities                         (4,823,000)
        Sale of marketable securities                2,234,000       100,000
        Purchases of property, plant and equipment    (229,000)     (270,000)
                                                   -------------  ------------
      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                          2,005,000    (4,993,000)

      FINANCING ACTIVITIES:
        Net proceeds (costs) from sale of stock       (88,000)     6,057,000
        Dividends on Class A preferred stock           (2,000)        (3,000)
        Proceeds from short term borrowings                          100,000
        Payments on short term borrowings                           (100,000)
        Principal payments on capital
         lease obligations                            (30,000)       (25,000)
        Principal payments on trust deeds
         and notes payable                                           (83,000)
        Exercise of stock options and warrants        395,000        396,000
                                                   -----------    -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES       275,000      6,342,000
                                                  ------------    -----------
      (DECREASE) INCREASE IN CASH                    (144,000)       283,000

      Cash at beginning of year                       299,000         16,000
                                                   ------------   -----------

      CASH AT END OF YEAR                           $ 155,000       $299,000
                                                     =========      =========

      Cash paid for interest                        $  97,000       $374,000
                                                     ========       ========

      During 1996 and 1995 computer and office equipment were acquired under capital lease obligation for $48,000 and $32,000, respectively.

      See notes to consolidated financial statements

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      COMPUMED, INC. AND SUBSIDIARIES

      NOTE A-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES

      Principles of Consolidation: The consolidated financial statements
      ---------------------------
      include the accounts of CompuMed, Inc. and its wholly-owned subsidiaries (the Company). All material intercompany transactions and accounts have been eliminated.

      Description of Business:  The Company is engaged in the processing and
      -----------------------
      interpretation of ECG tests and in the rental and sale of equipment and supplies relating to these tests. The Company maintains a central processing center where services are provided on a 24-hour basis, located in Manhattan Beach, California. Customers of the Company are located throughout the country. In addition to the ECG operations, the Company is involved in the research, development and the licensing of rights to the OsteoGram(R) , a bone density test for the diagnosis and treatment of osteoporosis. The Company earns royalties from a division of Merck & Co. for the processing of OsteoGram(R) tests. Active development is being conducted by the Company of a second-generation OsteoGram(R) test.

      Inventory:  Inventory consists of ECG terminals, component parts and ECG
      ---------
      medical supplies. Inventory is stated at cost (weighted average or first-in first-out method) which is not in excess of market.

      Property and Equipment:  Property and Equipment are stated at cost.
      ----------------------
      Depreciation and amortization are computed on the straight-line basis over the following useful lives:

                Furniture, fixtures and leasehold improvements    3 to 5 years
                Equipment                                         5 to 7 years

      Reacquired Franchises:  The reacquired franchises are being amortized
      ----------------------
      over a seven year period.

      Revenue Recognition:  Standard ECG and services are recorded when billed
      -------------------
      to the customer in conjunction with services performed. Product sales are recorded upon shipment of product and passage of title to the customer. ECG event monitoring services are recorded when processing is completed and claims are submitted to the third party payors. Other income is recorded when accrued or received.

      Income Taxes:  The Company utilizes the liability method to determine the
      ------------
      provision for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      COMPUMED, INC. AND SUBSIDIARIES

      NOTE A-BASIS OF PRESENTATION SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Marketable Securities:  Marketable securities consist of short-term money
      ----------------------
      market investments, invested in a Merrill Lynch Institutional Fund which invests in short-term government and other debt securities, and investments in U.S. Treasury securities (t-bills). The marketable securities are carried at cost, which approximates the market value as of September 30, 1996. Interest and dividends on marketable securities are included in other income.

      Per Share Data:  Per share data is based on the weighted average of the
      --------------
      number of common shares outstanding during each year. Options and warrants are excluded as they are antidilutive.

      Use of Estimates:  The preparation of financial statements in conformity
      ----------------
      with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Stock Based Compensation:  The Company accounts for its stock
      ------------------------
      compensation arrangements under the provision of APB 25, Accounting for Stock Issued to Employees, and intends to continue to do so. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other stock-based compensation awards. However, FAS 123 allows an entity to cotinue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. FAS 123 is effective for fiscal years beginning after December 15, 1995 (the Company s 1997 fiscal year). The Company intends to disclose the information required by FAS 123 beginning with its 1997 fiscal year.

      Concentration of Credit Risk:  The Company sells its products throughout
      ----------------------------
      the United States. The Company performs periodic credit evaluations of its customers financial condition and generally does not require collateral. Credit losses have been within management s expectations. For the years ended September 30, 1996 and 1995, no single customer accounted for more than 10% of the Company s net revenues.

      NOTE B COMMITMENTS

      Capital leases cover computer and office equipment and expire through 2000. The Company has a noncancelable facility lease accounted for as an operating lease expiring in August 1999 which is included in the operating lease amounts below.

      COMPUMED, INC. AND SUBSIDIARIES

      NOTE B-COMMITMENTS (CONTINUED)

      The following is a summary as of September 30, 1996 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

                                              Capital   Operating
      Year ending September 30                Leases     Leases
                                         ----------     ------------

           1997                          $42,000        $233,000
           1998                           39,000         233,000
           1999                           33,000         212,000
           2000                           11,000              -0
                                         -----------    ------------
      Total minimum lease payments       125,000        $678,000
                                                        ========

      Less amount representing interest   16,000
                                         -------
      Net minimum lease payments         109,000
      Less current portion                31,000
                                         -------

      Present value of net minimum
        payments, less current portion   $78,000
                                         =======

      Included in accumulated depreciation and amortization at September 30, 1996 is $500,000 related to capital leases. Amortization of capital leases is included in depreciation and amortization expense. Rental expense under operating leases was $245,000 (1996) and $245,000 (1995).

      During the fiscal year ended September 30, 1996 the Company has expensed approximately $172,000 for research and development related to Detoxahol(TM) rights. Pursuant to a one-year research agreement with the University of Georgia, through February 28, 1997, the Company will fund approximately $110,000 for the research and development of Detoxahol(TM).

      On May 1, 1996, the Company entered into a research and license agreement with the University of Massachusetts Medical Center (UMMC) in connection with the development of its second-generation OsteoSystem. Under the terms of the license agreement, the Company will receive from UMMC worldwide rights, in the field of bone densitometry, to develop and market devices and services, subject to FDA regulation, which employ the licensed technology of certain US patents owned by UMMC. UMMC has reserved the right to license the technology to two other companies. For the license agreement, the Company paid a $25,000 license initiation fee. The Company will also pay additional amounts totaling $175,000 upon the completion of certain milestones and will remit royalty payments of 3% of the revenues generated from product sales.

      Under the terms of the research agreement with UMMC, the Company is sponsoring research during a two-year period which focuses on digital bone densitometry measurement techniques integrating the Company s proprietary software. The Company will reimburse UMMC for their costs in the amount of $100,000 during the first year and $50,000 during the second year of the agreement.

      COMPUMED, INC. AND SUBSIDIARIES

      NOTE C-INCOME TAXES

      At September 30, 1996, the Company has available for federal income tax purposes, net operating loss carryforwards of approximately $12,910,000 which expire between 1998 and 2012. The utilization of the above net operating loss carryforwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization.

      Significant components of the Company's deferred tax liabilities and assets as of September 30, 1996 and 1995 are as follows:

           Deferred tax liabilities:              1996                1995
                                              -----------         -------
                Property and Equipment        $(   41,000)        $(913,000)

           Deferred tax assets:
                Account receivable allowance       113,000           94,000
                Accrued expenses                    20,000           59,000
                Other                                                41,000
                Net operating loss
                               carryforwards       4,955,000      5,380,000
                                              -------------       ---------
                  Total deferred tax assets        5,088,000      5,574,000

           Valuation allowance for
                   deferred tax assets             (5,047,000)    (4,661,000)

                  Net deferred tax assets           41,000         913,000
                                                   -------------  -----------

                           Total                   $          0   $      0
                                                   ============   ========

      NOTE D-STOCKHOLDERS' EQUITY

      Common Stock:  On August 13, 1992, the Company issued 8,000,000 units,
      ------------
      each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. This offering was sold at $.25 per unit for net proceeds of $1,505,000. On September 17, 1992, the 8,000,000 shares of Common Stock became separately tradeable.

      After the one for ten reverse stock split of October 17, 1994, the 8,000,000 warrants were exercisable to purchase 800,000 shares of Common Stock until August 3, 1997. This entitles a holder of 10 warrants to purchase one share of the Company's Common Stock at $3.75 per share. The outstanding warrants were callable by the Company at any time after August 3, 1994, at a price of $.05 per warrant. A total of 1,528,300 of the warrants were exercised as of September 30, 1996.

      COMPUMED, INC. AND SUBSIDIARIES

      NOTE D-STOCKHOLDERS' EQUITY (CONTINUED)

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

      Pursuant to an Agreement and Plan of Reorganization entered into on March 18, 1994, the Company acquired all of the issued and outstanding common stock of MB Neutraceuticals, Inc. ("MB") in exchange for 635,380 shares of the Company's Common Stock. MB had only two shareholders of which its President and principal shareholder was Dr. Howard Mark, a Director and Medical Director of the Company. The MB shareholders also received 102,532 shares of Common Stock for their assistance in raising, prior to June 15, 1994, $200,000 for the Company through a Regulation S offering. Independent appraisers valued the acquisition of MB and its rights to Detoxahol(TM) at $1,696,000; however, in accordance with industry practices regarding research and development expenses, the Company immediately expensed this amount.

      In 1994, the Company sold 571,289 shares of Common Stock pursuant to Regulation "S" under the Securities Act. Net proceeds of $1,452,000 were used for the funding of research and development, prepayment of debt and payment of operating expenses

      From December 1994 through June 1995 the Company sold 1,735,029 shares of Common Stock at $.60 per share pursuant to Regulation "S" under the Securities Act. In addition, warrants to purchase 142,000 shares of Common Stock at an exercise price of $1.10 were issued as a finders fee in the transaction. Net proceeds of $979,000 were used for the funding of research and development and payment of operating expenses.

      In February 1995 the Company issued 400,000 shares of Common Stock for the acquisition of certain exclusive rights for the marketing of certain new products of Aerotel Ltd., a medical device and telecommunications company based in Israel. The original term of the license has expired as a result of the Company's failure to meet certain minimum sales amounts in 1995.

      In August 1995 the Company sold 1,236,000 shares of Common Stock pursuant to Regulation "D" under the Securities Act. Net proceeds of $4,990,000 will be used for research and development and operating expenses.

      Class A $3.50 Cumulative Convertible Voting Preferred Stock:  The holders
      -----------------------------------------------------------
      of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors of the Company, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. Every two shares of the Class A Preferred Stock are presently convertible, subject to adjustment, into one share of Common Stock. In the event of any liquidation, the holders of the Class A Preferred Stock are entitled to receive $2.00 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class A Preferred Stock. The Class A Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class A Preferred Stock stockholders have the right to convert their shares into Common Stock during such 30-day period.

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

      Class B $3.50 Convertible Voting Preferred Stock: In August, 1994, the
      ------------------------------------------------
      Company issued 52,333 shares of Class B $3.50 Convertible Preferred Stock ("Class B Preferred Stock") in connection with the acquisition of Irsco (See Note E). The holders of Class B Preferred Stock are entitled to receive dividends only, when and as declared by the Board of Directors of the Company. Each share of Class B Preferred Stock is convertible, subject to adjustment, into ten shares of Common Stock. In the event of any liquidation, the holders of the Class B Preferred Stock are entitled to receive $3.50 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class B Preferred Stock. Each share of Class B Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class B Preferred Stock stockholders have the right to convert their shares into Common Stock during this 30-day period.

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

      During the fiscal year ended September 30, 1996, 50,000 shares of Class B stock were converted to 500,000 shares of Common Stock. A total of 23,330 shares of Common Stock are currently issuable upon conversion of the remaining 2,333 shares of Class B Preferred Stock.

      Stock Options and Warrants:  Pursuant to the 1992 Stock Option Plan, the
      --------------------------
      Company may grant qualified or non-qualified options for the purchase of 880,000 shares of Common Stock. The number of shares available upon the exercise of options granted under the Plan were increased from 480,000 to 880,000 shares. Such increase was approved by the Company's stockholders at its Annual Meeting in March 1996. Options are granted at prices equal to the fair market value of the stock on the date the options are granted. The options generally are exercisable in three equal annual installments commencing one year from date of grant and expire 10 years after the date of grant. At the year ended September 30, 1996, there were 474,975 shares reserved for exercise of options granted, of which 331,463 were exercisable subject to vesting, and 405,025 were available for grant under such plan.

      In addition to options issued pursuant to the Plan, in March 1996, the board approved the grant of 50,000 non-qualified stock options that vest over three years to members of the Board and an officer. All of the options were granted at an exercise price equal to the current market value. A total of 672,085 options were exercisable at September 30, 1996, subject to vesting restrictions.

      The following table summarizes the activity related to the Company's qualified and nonqualified stock options and warrants issued. The Company has reserved shares of Common Stock for all options and warrants outstanding.

                                                       Year Ended September 30,
                                                             1996      1995
                                                             ----      ----
      Options and warrants outstanding
       at beginning of year
       ($1.00 to $3.75 per share)                      2,543,100    1,695,400

      Options and warrants granted
       ($.39 to $2.75 per share)                         242,500      694,200

      Warrants issued
       ($.50 to $3.75 per share)                                      375,900

      Options and warrants exercised                    (207,911)    (222,400)

      Options and warrants
       canceled and expired                             (270,309)
                                                   ---------------     --------
                                                       2,307,380     2,543,100
                                                   ==============    =========

      COMPUMED, INC. AND SUBSIDIARIES

      NOTE E-RENTAL PROPERTY (IRSCO)


      In August 1994, the Company acquired IRSCO Development Company, Inc. ("IRSCO") whose principal asset was a 6.3 acre industrial park, consisting of nine buildings comprising a total of 118,270 sq. ft. plus parking (the "IRSCO Property") located in Irwindale, California, approximately 18 miles from downtown Los Angeles.

      As of April 30, 1996, the IRSCO Property was sold in foreclosure as mortgages were in default. Neither the Company nor IRSCO received any cash or other proceeds as a result of such sale. The net fixed assets of IRSCO, in the amount of $3,587,000 were written off against the total mortgages payable in the amount of $3,633,000, with the net balance recorded as a part of the total liability for remaining expenses of $225,000.

      The total costs associated with owning and operating the IRSCO Property, including debt service, were $128,000 in 1996 and $616,000 in 1995 with rental proceeds of $99,000 in 1996 and $431,000 in 1995. The depreciation taken by IRSCO on the IRSCO Property was $49,000 in 1996 and $197,000 in 1995. At the end of fiscal year 1995, based on impairment indicators, the Company recorded a write down on the IRSCO Property of $1.5 million to reduce the carrying value of such property to net realizable value.


      NOTE F-OTHER INFORMATION

      Savings and Retirement Plans The Company has a Savings and Retirement
      ---------------------------
      Plan (the "Plan") under which every full-time salaried employee who is 18 years of age or older may contribute up to 15 percent of his or her annual salary to the Company's Plan. For an employee contribution of up to but not exceeding 6 percent of the employee's annual salary the Company will make a matching contribution of $.25 for every $1.00 of the employee's contribution. The Company's contributions are 100% vested after 60 months of contributions to the Plan. Benefits are payable under the Plan upon termination of a participant's employment with the Company or at retirement. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company's matching contribution which was charged to expense was $8,000 and $7,000 in fiscal 1996 and 1995, respectively.


      NOTE G-CONTINGENCIES

      On August 5, 1996, the Company entered into a Memorandum of Understanding to confirm the material terms of an agreement in principle to settle the securities class action and derivative litigation filed in the United States District Court for the Central District of California on behalf of persons who purchased Common Stock during various time periods spanning from August 11, 1995 through October 17, 1995, inclusive and derivatively
      on behalf of the Company (the "Securities Litigation").   The Securities
      Litigation alleged violations of federal and state securities laws by the Company and certain of its officers and directors. The terms of the Memorandum of Understanding included cash payments in the total amount of $1,300,000. Of this amount, $1,000,000 was paid by proceeds from the Company s insurance coverage. The cash payment has been made into an escrow account for their benefit. Additionally, the Company will issue warrants to purchase shares of common stock of the Company having a total value of $1,524,000, valued under the Black Scholes option pricing methodology, with an exercise period between three and seven years, and common stock with a total value of $575,000. The consummation of the proposed settlement is subject to significant conditions, including negotiation of definitive settlement agreements and obtaining court approval after notice to the class members has been given. The Company will additionally issue warrants to the insurance company to purchase 50,000 shares of common stock of the Company at an exercise price of $3.00 per share for a period of five years. The Company recorded a $12,786,000 expense in 1996 related to the proposed settlement. Shares of Common Stock and Warrants have been reserved for the settlement.
      In July 1994, an alleged former associate of the principals of MB, a company acquired by the Company in March 1994, filed an action against the Company, its officers and directors and the former principals of MB. The action was filed in the Los Angeles County Superior Court, seeking unspecified damages and injunctive relief based on numerous alleged causes of action, including intentional interference with contract, intentional interference with prospective economic advantages, and aiding and abetting breach of fiduciary duties. The Company denied the allegations, contending that the lawsuit had no merit, however, it was determined that it was in the Company s interests to settle this matter. An agreement was reached with the plaintiff whereby the actions have been dismissed in exchange for a 120-day option to invest in the Detoxahol(TM) project with a payment to the Company of $650,000. This option was not exercised and has subsequently expired. The former principals have agreed to reimburse the Company $115,000 as indemnification for costs associated with this matter. Additionally, the Company s insurance carrier has reimbursed the Company $50,000 for such costs. The former principals of MB have also settled the claims against them and they have transferred to the plaintiff shares of Common Stock of the Company which they obtained in March 1994 when the Company acquired MB. The principals of MB have also asserted antidilution rights under the original Agreement. They claim they have a right to approximately 65,000 shares of Common Stock. The Company disputes their claim.

      NOTE H-MERCK LICENSE ("Merck")

      On September 22, 1995, the Company entered into an agreement with Merck & Co. (Merck) whereby Merck was granted a perpetual, exclusive license of the Company's OsteoGram(R) technology and was assigned the Company's software copyright and OsteoGram(R) trade name. The Company retains the right to make major enhancements to the technology and to use or license such enhancements, subject to Merck approval.

      Under the license agreement for the first-generation OsteoGram(R), Merck will pay the Company royalties for each revenue-producing test using the OsteoGram(R) technology during the years 1996 through 2000. The royalties will escalate from $2 to $4 per test over that period. These royalty payments have no maximum amount during 1996 through 1998, but they are subject to a maximum in the year 1999 equal to the lesser of 10 percent of Merck's total collected revenues in that year or $3 million and a maximum in the year 2000 equal to the lesser of 10 percent of Merck's total collected revenues in that year or $4 million. There are no minimum royalties under the agreement. During the fiscal year ended September 30, 1996, Merck paid $37,000 for the 18,500 tests performed.

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


                COMPUMED, INC.
                ----------------------------
                Registrant

                By: /s/ ROD N. RAYNOVICH
                   ---------------------------
                      Rod N. Raynovich, President

                Date:  December 18, 1996
                     -------------------------

      In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                    Title                    Date

       /s/ ROD N. RAYNOVICH    President, Chief Executive    December 18, 1996
      -----------------------
         Rod N. Raynovich           Officer and Director

       /s/ JAMES LINESCH       Vice President,
      ------------------------  Chief Financial Officer      December 18, 1996
         James Linesch

                               Chairman of the Board         December   , 1996
      -----------------------
         Robert G. Funari

                                    Director                 December   , 1996
      ----------------------
         Robert B. Goldberg

       /s/ JOHN D. MINNICK          Director                 December 18, 1996
      ----------------------
         John D. Minnick

       /s/ ROBERT STUCKELMAN        Director                 December 18, 1996
      ----------------------
         Robert Stuckelman

       /s/ RUSSELL WALKER           Director                 December 18, 1996
      ---------------------
         Russell Walker

                     EXHIBIT INDEX
                     ------------------------
      EXHIBIT
      NUMBER         DESCRIPTION OF EXHIBIT
      ---------      --------------------------------------

      10.17 Sponsored Research Agreement, effective as of May 1, 1996, between UMMC and the Company.

      10.18 Exclusive License Agreement, effective as of May 1, 1996, between UMMC and the Company.

      10.19 Evaluation and Development Agreement between Varian Associates and the Company dated December 10, 1996.

      10.20 Agreement of Settlement and Mutual General Release dated April 23, 1996 among the Company, Robert Stuckelman, William Barnett, Allan Gelbard and Barry Silverton.

      10.21 Settlement Agreement and General Release, effective September 15, 1996, between the Company and Howard L. Mark, M.D.

      10.22 Settlement Agreement and General Release, effective August 1, 19896, between the Company and Mack C. Branigann.

      10.23 Commercial Office Lease, dated August 30, 1996, between the Company and USAA Income Properties III Limited Partnership.

      21        Subsidiaries of the Company

      23        Consent of Ernst & Young LLP