Form 10QSB
period 1996-12-31
COMPUMED INC
filed 1997-02-14
CIK 700998

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

     [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1996

                                          or

     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                    to
                                     ------------------    ------------------

                           Commission File Number:  0-14210

                                   COMPUMED,  INC.
     -------------------------------------------------------------------------

                (Exact name of registrant as specified in its charter)

                  Delaware                                95-2860434
     ---------------------------------            ----------------------------

     State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

            1230 Rosecrans Avenue, Suite 1000, Manhattan Beach, CA  90266
     ---------------------------------------------------------------------------
           (Address of principal executive officers)             (Zip Code)

                                    (310) 643-5106
     ---------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

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
                    Yes    X       No
                        ------        ------

          The registrant had 8,954,786 shares of common stock ($.01 par value) issued and outstanding and to be issued as of February 14, 1997.

                Total sequentially number pages in this document:  11

                                    COMPUMED, INC.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



     PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements (unaudited)

               Consolidated balance sheets - December 31, 1996 and September 30, 1996.

               Consolidated statement of operations - three months ended December 31, 1996 and 1995.

               Consolidated statements of changes of cash flows - three months ended December 31, 1996 and 1995.

               Notes to interim unaudited consolidated financial statements.

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     PART II. OTHER INFORMATION

       Item 6. Exhibit and Reports on Form 8-K


     SIGNATURES

     CONSOLIDATED BALANCE SHEETS
     COMPUMED, INC. AND SUBSIDIARIES

                                               December 31,    September 30,
                                                   1996             1996
                                               ------------    -------------
                                               (Unaudited)

        ASSETS

      CURRENT ASSETS

        Cash  . . . . . . . . . . . . . . .    $   60,000       $  155,000

        Marketable securities . . . . . . .     2,173,000        2,489,000

        Accounts receivable, less allowance
          of $278,000 (December 1996) and
          $280,000 (September 1996) . . . .       416,000          435,000

        Other receivables . . . . . . . . .        18,000           48,000

        Inventories . . . . . . . . . . . .        75,000           86,000

        Prepaid expenses and other current         32,000           41,000
          assets  . . . . . . . . . . . . .    ----------       ----------

            TOTAL CURRENT ASSETS  . . . . .     2,774,000        3,254,000


      PROPERTY AND EQUIPMENT

        Machinery and equipment . . . . . .     3,104,000        3,090,000

        Furniture, fixtures and leasehold
          improvements  . . . . . . . . . .       205,000          201,000

                                                  611,000          611,000
        Equipment under capital leases  . .    ----------       ----------

                                                3,920,000        3,902,000

        Less allowance for depreciation and     3,482,000        3,415,000
          amortization  . . . . . . . . . .    ----------       ----------

                                                  438,000          487,000


      OTHER ASSETS
        Reacquired franchises, net of
          accumulated amortization of
          $174,000 (December 1996) and
          $162,000 (September 1996) . . . .       153,000          165,000

                                                   65,000           72,000
        Other assets  . . . . . . . . . . .    ----------       ----------

                                               $3,430,000       $3,978,000
                                               ==========       ==========


     See notes to consolidated financial statements

     CONSOLIDATED BALANCE SHEETS
     COMPUMED, INC. AND SUBSIDIARIES
                                            December 31,    September 30,
                                                1996            1996
                                            ------------    -------------
      LIABILITIES AND STOCKHOLDERS' EQUITY   (Unaudited)

      CURRENT LIABILITIES


        Accounts payable  . . . . . . . .  $   214,000      $   252,000

        Deferred revenue  . . . . . . . .       80,000           80,000

        Other accrued liabilities . . . .      603,000          579,000

        Current portion of capital lease        28,000           31,000
          obligations . . . . . . . . . .  -----------      -----------

            TOTAL CURRENT LIABILITIES . .      925,000          942,000

      CAPITAL LEASE OBLIGATIONS, less
        current portion . . . . . . . . .       72,000           78,000

      COMMITMENTS AND CONTINGENCIES

      STOCKHOLDERS' EQUITY
        Preferred stock, $.10 par value
          -- authorized 1,000,000 shares

        Class A $3.50 cumulative
          convertible voting preferred
          stock, issued and outstanding
          -- 8,400 shares (December
          1996 and September 1996)  . .          1,000            1,000

        Class B $3.50 convertible
          voting preferred stock, issued
          and outstanding - 2,333
          (December 1996 and September
          1996) . . . . . . . . . . . . .        1,000            1,000

        Common stock, $.01 par value --
          authorized 50,000,000 shares,
          issued and outstanding --
          8,954,786 shares (December
          1996) and 8,949,786 shares
          (September 1996)  . . . . . . .       89,000           89,000

        Additional paid in capital  . . .   27,036,000       27,036,000

                                           (24,694,000)     (24,169,000)
        Retained deficit  . . . . . . . .  -----------      -----------

                                             2,433,000        2,985,000
            STOCKHOLDERS' EQUITY  . . . .  -----------      -----------

                                           $ 3,430,000      $ 3,978,000
                                           ===========      ===========


     See notes to consolidated financial statements

     CONSOLIDATED STATEMENTS OF OPERATIONS
     COMPUMED, INC. AND SUBSIDIARIES

                                               Three Months Ended
                                                  December 31,
                                               1996           1995
                                               ----           ----

                                           (Unaudited)    (Unaudited)
      REVENUE FROM OPERATIONS

        ECG service . . . . . . . . . .   $  487,000     $  426,000

        Osteo royalties . . . . . . . .       29,000            -0-

        Product sales . . . . . . . . .       37,000         53,000

        Rental property . . . . . . . .          -0-         99,000

                                              30,000         74,000
        Other income  . . . . . . . . .   ----------     ----------

                                             583,000        652,000

      COST AND EXPENSES

        Cost of services  . . . . . . .      290,000        300,000

        Cost of sales . . . . . . . . .        9,000         24,000

        Selling expenses  . . . . . . .      112,000         73,000

        Research and development  . . .      173,000        164,000

        General and administrative
          expenses  . . . . . . . . . .      439,000        553,000

        Depreciation and amortization .       81,000        102,000

                                               3,000         85,000
        Interest expense  . . . . . . .   ----------     ----------

                                          $ (524,000)    $ (649,000)
      NET LOSS  . . . . . . . . . . . .   ----------     ----------

                                          $     (.06)    $     (.08)
      NET LOSS PER SHARE  . . . . . . .   ==========     ==========

      Weighted average number of common    8,952,286      8,344,300
        shares outstanding  . . . . . .   ==========     ==========



     See notes to consolidated financial statements

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     COMPUMED, INC. AND SUBSIDIARIES
                                                Three Months Ended
                                                   December 31,
                                                1996          1995
                                                ----          ----
                                             (Unaudited)   (Unaudited)
      OPERATING ACTIVITIES:

        Net Loss  . . . . . . . . . . . .   $(524,000)    $(649,000)

        Net adjustment to reconcile net
          loss to net cash used in
          operating activities:

            Depreciation and amortization      81,000       102,000

        Changes in operating assets and
          liabilities:

          Accounts receivable . . . . . .      19,000        54,000

          Other receivables . . . . . . .      30,000       331,000

          Inventories and prepaid expenses     20,000        20,000

          Accounts payable and other
            liabilities . . . . . . . . .     (14,000)      (15,000)

                                                5,000       (29,000)
          Other assets  . . . . . . . . .   ---------     ---------

      NET CASH USED IN OPERATING
        ACTIVITIES  . . . . . . . . . . .    (383,000)     (186,000)

      INVESTING ACTIVITIES:

        Purchase of marketable securities                  (500,000)

        Sale of marketable securities . .     316,000       206,000

        Purchases of property, plant, and     (18,000)      (71,000)
          equipment . . . . . . . . . . .   ---------     ---------

      NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES  . . . . . .     298,000      (365,000)

      FINANCING ACTIVITIES:

        Dividends on Class A preferred
          stock . . . . . . . . . . . . .      (1,000)       (1,000)

        Principal payments on debt  . . .      (9,000)      (11,000)

        Exercise of stock options and                       288,000
          warrants  . . . . . . . . . . .   ---------     ---------

      NET CASH (USED) PROVIDED BY             (10,000)      276,000
        FINANCING ACTIVITIES  . . . . . .   ---------     ---------

      (DECREASE) INCREASE IN CASH . . . .     (95,000)     (275,000)

                                              155,000       299,000
      Cash at beginning of period . . . .   ---------     ---------

                                            $  60,000     $  24,000
      CASH AT END OF PERIOD . . . . . . .   =========     =========

                                            $   3,000     $  85,000
      Cash paid for interest:               =========     =========


     See notes to consolidated financial statements

     NOTES TO INTERIM UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
     COMPUMED, INC. AND SUBSIDIARIES

     NOTE A--BASIS OF PREPARATION

     The balance sheet at September 30, 1996 has been derived from the Company's year-end audited financial statements.

     The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements for the year ended September 30, 1996 and the notes thereto included in the Annual Report on Form 10-KSB.


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


     NOTE C - COMMITMENTS

     In December 1996, the Company entered into a technology development agreement with Varian Imaging Products (Varian). The Company will receive Varian's amorphous silicon sensor x-ray imaging system for testing and for potential integration into its second-generation OsteoSystem. Varian will also grant exclusive marketing rights to the Company for the use of its amorphous silicon technology in the assessment of appendicular bone mineral density and arthritis detection for a period of three years, providing certain sales targets are met. The Company agreed to make an initial payment to Varian of $65,000 for the imaging system and will purchase silicon panel assemblies at prices determined in the agreement. Varian will supply technical and engineering assistance for incorporating its silicon detectors into CompuMed's products.

     NOTE D - CONTINGENCIES

     During the quarter ended December 31, 1996 there have been no additional events relating to agreement in principle to settle the Securities Litigation (see NOTE G to the FORM 10KSB as of September 30, 1996). It is anticipated that the consummation of the proposed settlement will be completed by the end of the Company's current fiscal year.

     Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     RESULTS OF OPERATIONS
     ---------------------

     Revenues from operations for the three months ended December 31, 1996 (the "first quarter") decreased by 11% as compared to the same period in 1995. This reduction was primarily attributed to the elimination of revenues from rental income property and to reduced investment income. Aside from the rental property revenues, total revenues increased during the first quarter by $30,000, or 5%, from the same quarter in 1995.

     ECG service revenues were up $61,000 or 14% over the same three month period in 1995, primarily from the TeleCor(R) (cardiac event monitor) operations, which were not active in the prior year. Rental property income from the IRSCO Development subsidiary was eliminated in the 1996 period, as compared to $99,000 during the 1995 period, due to the foreclosure on this property in April 1996. Investment income decreased to $30,000 during the 1996 three month period from $74,000 during the 1995 period due to liquidations of investment funds to $2,173,000 at December 31, 1996 from $5,017,000 at December 31,1995. Royalty income was $29,000 for the quarter from OsteoGram(R) operations being managed by a subsidiary of Merck & Co., Inc. Royalty income did not exist during the first quarter of 1995.

     General and administrative expenses decreased during the 1996 first quarter by $114,000, or 21% as compared to the same period in 1995, primarily due to the elimination of the IRSCO Development operations described above and due to the assumption of OsteoGram operations, and the related personnel costs, by a subsidiary of Merck & Co., Inc. The elimination of the IRSCO operations, and the related costs of those operations, were also the primary causes for the reductions in interest expense ($82,000 reduction) and depreciation expense ($21,000 reduction) during the 1996 quarter as compared to 1995.

     Net loss from operations for the first quarter was $524,000 or $0.06/share compared to a loss of $649,000 or $0.08/share for the same period in 1995. The loss for first quarter 1996 decreased by $125,000 or 19% compared to prior year period primarily as the result of the elimination of the ongoing losses from IRSCO and to decreases in the OsteoGram operations costs as mentioned above. The contribution from revenue increases in ECG services during the 1996 quarter, as compared to the prior year, also contributed to the reduced loss.

     FINANCIAL CONDITION AND LIQUIDITY
     ---------------------------------

     As of December 31, 1996 the Company had $1,850,000 of working capital, a reduction of $462,000 from September 30, 1996. The reduction in working capital is a direct result of losses from operations, adjusted for depreciation expense.

     The Company's capital resource commitments at December 31, 1996 primarily consist of sponsored research agreements and research and development costs associated with the development of its second generation OsteoSystem. During the first quarter of fiscal 1997, total research and development expenses were $173,000. Expenditures during future periods are expected to meet or exceed this level. Sponsored research payments with the University of Massachusetts Medical Center are made at the rate of $25,000 per quarter until April 30, 1996 and are $12,500 per quarter for the second year commencing May 1, 1996. The Varian agreement (see NOTE C above) requires payments in the total amount of $65,000 during the current fiscal year. Additionally, other sub-contractors are being utilized for this project under consulting arrangements.

     The University of Georgia sponsored research agreement is being re-negotiated and reduced to a rate of approximately $10,000 per quarter. during the next quarter. Due to the long-term nature of this project, the Company is seeking a strategic partner to participate in future development. The Company is sponsoring a study at Cedars-Sinai Medical Center, relating to out-patient cardiac monitoring, requiring payments in the total amount of $31,000 during the next year. The Company also has ongoing lease commitments, primarily for office and computer equipment.

     The Company intends to pursue additional research and/or sub-contractor agreements relating to their development projects. Additionally, the Company is actively seeking partners and acquisition candidates of businesses which are complementary to its own. Such investments will be financed by the Company's working capital, through issuance of Company securities or a combination thereof.

     Due to the development nature of the Company's business activities, the Company is anticipating losses from operations during the next year. The Company believes that the current level of working capital is adequate to fund the operating activities of the Company during the next year of operations.

     PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits
                  10.1 - Employment agreement between the Company and Rod N.
                         Raynovich dated June 1, 1996.

                  27     Financial Data Schedule.

             (b) Reports on Form 8-K - None

                                      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               COMPUMED, INC.
               --------------------
               (Registrant)





               /s/ James Linesch
               -----------------------
               James Linesch
               Chief Financial Officer




     Date:  February 13, 1997

                               EXHIBIT INDEX

            Exhibit        Description
            -------        -----------

             10.1 Employment agreement between the Company and Rod. N. Raynovich dated June 1, 1996.

             27            Financial Data Schedule.