Form 10QSB
period 1997-03-31
COMPUMED INC
filed 1997-05-15
CIK 700998

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB
          (Mark One)
               [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

                                          or

               [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to _________

                           Commission File Number:  0-14210

                                    COMPUMED, INC.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                                 95-2860434
          -------------------------               -------------------------
          (State or Other Jurisdiction of           (I.R.S. Employer
          Incorporation or Organization)            Identification No.)

             1230 Rosecrans Avenue, Suite 1000, Manhattan Beach, CA 90266
          -----------------------------------------------------------------
               (Address of Principal Executive Officers)           Zip Code

                                    (310) 643-5106
          ----------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not applicable
          ----------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and
          (2) has been subject to such filing requirements for the past 90
          days.                                          Yes   X    No
                                                              ----     ----


               The registrant had 8,954,786 shares of common stock, ($.01 par value) issued and outstanding and to be issued as of May 13, 1997.

                                        INDEX

                           COMPUMED, INC. AND SUBSIDIARIES



          PART I.  FINANCIAL INFORMATION

            Item 1. Financial Statements (unaudited)

                    Consolidated balance sheets - March 31, 1997
                    (unaudited) and September 30, 1996.

                    Consolidated statement of operations - three and six months ended March 31, 1997 and 1996 (unaudited).

                    Consolidated statements of changes of cash flows - six months ended March 31, 1997 and 1996 (unaudited).

                    Notes to interim unaudited consolidated financial statements.

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.


          PART II.  OTHER INFORMATION


          Item 4.   Submission of Matters to a Vote of Security Holders


          SIGNATURES

          CONSOLIDATED BALANCE SHEETS
          COMPUMED, INC. AND SUBSIDIARIES


                                                                    September
                                                        March 31,       30,
                                                           1997        1996
                                                        --------   -----------
                                                       (Unaudited)
           ASSETS

           CURRENT ASSETS
            Cash                                        $   86,000  $  155,000
            Marketable securities                        1,573,000   2,489,000
            Accounts Receivable, less allowance of
             $295,000 (March 1997) and $280,000
             (September 1996)                              402,000     435,000
            Other receivables                               18,000      48,000
            Inventories                                     72,000      86,000
            Prepaid expenses and other current assets       48,000      41,000
                                                        ----------  ----------

                TOTAL CURRENT ASSETS                     2,199,000   3,254,000

           PROPERTY AND EQUIPMENT
            Machinery and equipment                      3,128,000   3,090,000
            Furniture, fixtures and leasehold
             improvements                                  207,000     201,000
            Equipment under capital leases                 654,000     611,000
                                                        ----------  ----------
                                                         3,989,000   3,902,000

            Less allowance for depreciation and
             amortazation                                3,544,000   3,415,000
                                                        ----------  ----------
                                                           445,000     487,000

           OTHER ASSETS
            Reacquired franchises, net of accumulated
             amortization of $185,000 (March 1997)
             and $162,000 (September 1996)                 142,000     165,000
            Other assets                                    65,000      72,000
                                                        ----------  ----------

                                                        $2,851,000  $3,978,000
                                                        ==========  ==========




          See notes to interim unaudited consolidated financial statements

          CONSOLIDATED BALANCED SHEETS
          COMPUMED, INC. AND SUBSIDIARIES


                                              March 31,     September 30,
                                                1997            1996
                                             -----------    -------------
                                             (Unaudited)

           LIABILITIES AND STOCKHOLDERS' EQUITY

           CURRENT LIABILITIES
            Accounts payable                $   205,000      $    252,000
            Deferred revenue                     80,000            80,000
            Other accrued liabilities           633,000           579,000
            Current portion of capital
             lease obligations                   41,000            31,000
                                            ------------     -------------
                TOTAL CURRENT LIABILITIES       959,000           942,000

           CAPITAL LEASE OBLIGATIONS,
            less current portion                 94,000            78,000

           COMMITMENTS AND CONTINGENCIES

           STOCKHOLDERS' EQUITY
             Preferred stock, $.10 par
              value--authorized
              1,000,000 shares

                 Class A $3.50 cumulative
                  convertible voting
                  preferred stock, issued
                  and outstanding --
                  8,400 shares                    1,000             1,000

                 Class B $3.50
                  convertible voting
                  preferred stock, issued
                  and outstanding - 2,333         1,000             1,000

            Common Stock, $.01 par value
              --authorized 50,000,000
              shares, issued and
              outstanding--8,954,786
              shares (March 1997) and
              8,949,786 shares (September
              1996)                              89,000            89,000

           Additional paid in capital        27,036,000        27,036,000

           Retained deficit                 (25,329,000)      (24,169,000)
                                            ------------     -------------
                STOCKHOLDERS' EQUITY          1,798,000         2,985,000
                                            ------------     -------------

                                            $ 2,851,000      $  3,978,000
                                            ============     =============



          See notes to interim unaudited consolidated financial statements

          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          COMPUMED, INC. AND SUBSIDIARIES

                            Three Months Ended            Six Months Ended
                                 March 31                     March 31
                                 --------                     --------
                             1997         1996           1997          1996
                             ----         ----           ----          ----

      REVENUES FROM OPERATIONS
       ECG service       $  412,000  $  482,000      $  898,000    $  908,000
       Osteo
        royalties            27,000       8,000          56,000         8,000
       Product sales         21,000      56,000          58,000       109,000
       Rental
        property                -0-         -0-             -0-        99,000
                         ----------   ---------      -----------   -----------
                           460,000      546,000       1,012,000     1,124,000


      COSTS AND EXPENSES
       Cost of
        services           303,000      359,000         597,000       659,000
       Cost of sales        10,000       21,000          18,000        45,000
       Selling
        expenses            81,000       77,000         193,000       150,000
       Research and
        development        167,000      120,000         340,000       284,000
       General and
        administra-
        tive expenses      485,000      507,000         921,000     1,060,000
       Depreciation
        and
        amortization        76,000       81,000         156,000       183,000
                         ----------   ----------     -----------   -----------
      NET LOSS FROM
       OPERATIONS         (662,000)    (619,000)     (1,213,000)   (1,257,000)

       Investment
        income              29,000       63,000          60,000       137,000
       Interest
        expense            ( 3,000)      (4,000)        ( 7,000)      (89,000)
                         ----------   ----------    ------------   -----------

      NET LOSS           $(636,000)   $(560,000)    $(1,160,000)  $(1,209,000)
                         ==========   ==========    ============  ============

      NET LOSS PER
       SHARE             $    (.07)   $    (.06)    $      (.13)  $      (.14)
                         ==========   ==========    ============  ============

      Weighted
       average number
       of common shares
       outstanding       8,954,786    8,408,200       8,953,536     8,376,200
                         =========    =========      ==========    ==========



          See notes to interim unaudited consolidated financial statements

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             COMPUMED, INC. AND SUBSIDIARIES

                                                  Six Months Ended
                                              March 31,        March 31,
                                                1997             1996
                                             ------------    ------------
           OPERATING ACTIVITIES:
            Net loss                         $(1,160,000)    $(1,209,000)
            Adjustment to reconcile net
             loss to net cash used in
             operating activities:
             Depreciation and
              amortization                       156,000         170,000
            Changes in operating assets
             and liabilities:
             Accounts receivable                  33,000          33,000
             Other receivables                    30,000         339,000
             Inventories, prepaid
              expenses and other assets           10,000         (32,000)
             Accounts payable and other
              liabilities                          7,000        (205,000)
                                             -----------     -----------
           NET CASH USED IN OPERATING
            ACTIVITIES                          (924,000)       (904,000)

           INVESTING ACTIVITIES:
            Purchase of marketable
             securities                                         (637,000)
            Sale of marketable securities        916,000       1,051,000
            Purchases of property, plant
             and equipment                       (44,000)       (122,000)
                                             -----------     -----------
           NET CASH PROVIDED BY (USED IN)
            INVESTING ACTIVITIES                 872,000         292,000

           FINANCING ACTIVITIES:
            Dividends on Class A
             preferred stock                     ( 2,000)         (2,000)
            Principal payments on capital
             lease obligations                   (15,000)        (16,000)
            Principal payments on trust
             deeds payable                                        (3,000)
            Exercise of stock options and
             warrants                                            341,000
                                             -----------     -----------
           NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                 (17,000)        320,000
                                             -----------     -----------

           DECREASE IN CASH                      (69,000)       (292,000)

           Cash at beginning of period           155,000         299,000
                                             -----------     -----------
           CASH AT END OF PERIOD             $    86,000     $     7,000
                                             ===========     ===========

           Cash paid for interest:           $     7,000     $    89,000
                                             ===========     ===========


          See notes to interim unaudited consolidated financial statements

          NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED
          FINANCIAL STATEMENTS

          COMPUMED, INC. AND SUBSIDIARIES


          NOTE A--BASIS OF PREPARATION

          The balance sheet at September 30, 1996 has been derived from the Company's year-end audited financial statements.

          The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements for the year ended September 30, 1996 and the notes thereto included in the Company's Annual Report on Form 10-KSB.


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


          NOTE C--COMMITMENTS AND CONTENGENCIES

          In December 1996, the Company entered into a technology development agreement with Varian Imaging Products (Varian). The Company will receive Varian s amorphous silicon sensor x-ray imaging system for testing and for potential integration into its second-generation OsteoSystem. Varian will also grant exclusive marketing rights to the Company for the use of its amorphous silicon technology in the assessment of appendicular bone mineral density and arthritis detection for a period of three years, providing certain sales targets are met. The Company agreed to make an initial payment to Varian of $65,000 for the imaging system and will purchase silicon panel assemblies at prices determined in the agreement. Varian will supply technical and engineering assistance for incorporating its silicon detectors into the Company's products.

          On August 5, 1996 the Company entered into a Memorandum of Understanding to confirm the material terms of an agreement in principle to settle the securities class action and derivative litigation filed in the United States District Court for the Central District of California (the "Court") on behalf of persons who purchased Common Stock during various time periods spanning from August 11, 1995 to October 17, 1995, inclusive and derivatively on behalf of the Company. The Company's outside counsel is working with plaintiffs' counsel to finalize the Stipulation of Settlement. The Company expects the settlement to be submitted to the Court by the fourth quarter of 1997. The consummation of the proposed settlement is subject to significant conditions, including negotiation of definitive settlement agreements and obtaining court approval after notice to the class members has been given. During the six months ended March 31, 1996 there have been no additional events relating to agreement in principle to settle the Securities. It is anticipated that the consummation of the proposed settlement will be completed by the end of 1997.


          NOTE D--IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share for these quarters is not expected to be material.

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            This Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation
            Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.
            These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, the availability of appropriate acquisition candidates and/or business partnerships, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, government regulation and other risks defined in this document. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.


          RESULTS OF OPERATIONS
          ---------------------

          Revenues from operations for the three months ended March 31, 1997 (the "Second Quarter 1997") decreased by 16%, to $460,000, as compared to the same period in 1996. This reduction was primarily attributed to decreases in ECG service revenues and the related supplies sales. ECG service revenues were down $70,000 or 15% during the Second Quarter 1997 over the same period in 1996, primarily from decreased transtelephonic ECG business and from decreased TeleCor(R) (cardiac event monitor) operations. Royalty income was $27,000 for the Second Quarter 1997 from OsteoGram(R) operations being managed by a subsidiary of Merck & Co., Inc. as compared to $8,000 during the same period in 1996. Investment income decreased to $29,000 during the Second Quarter 1997 from $63,000 during the 1996 period due to liquidations of marketable securities.

          Costs of services decreased during the Second Quarter 1997 by $56,000, or 16% from the prior year period due to decreases in variable operating costs such as supplies, technician fees and shipping costs. General and administrative expenses decreased during the Second Quarter 1997 by $22,000, or 4% as compared to the same period in 1996, primarily due to decreases in legal costs. Research and development costs increased by $47,000 during the Second Quarter 1997, as compared to the prior year, to $167,000 due to increased salaries and direct costs relating to the Company's development of a second generation OsteoSystem.

          Net loss for the Second Quarter 1997 was $636,000 or $0.07/share compared to a loss of $560,000 or $0.06/share for the same period in 1996. The increased loss over the prior year is directly attributable to decreased revenues from ECG operations and to increased research and development expenditures, which could not be fully offset by cost reductions.

          Revenues from operations for the six months ended March 31, 1997 (the "Six Month Period") decreased by $112,000 or 10%, to $1,012,000, as compared to the same period in 1996. This reduction was primarily attributed to decreases in ECG service revenues and the related supplies sales. Rental property income from the IRSCO Development subsidiary was eliminated in the 1997 period, as compared to $99,000 during the 1996 period, due to the foreclosure on certain property in April 1996.

          General and administrative expenses decreased during the Six Month Period by $139,000, or 13% as compared to the same period in 1996, primarily due to the elimination of the IRSCO Development operations described above. The elimination of the IRSCO operations, and the related costs of those operations, were also the primary causes for the reductions in interest expense ($82,000 reduction) and depreciation expense ($27,000 reduction) during the Six Month Period as compared to the same period in 1996.

          Net loss for the Six Month Period was $1,160,000 or $0.13/share compared to a loss of $1,209,000 or $0.14/share for the same period in 1996. The loss for the Six Month Period decreased by $49,000 or 4% compared to the prior year period primarily as the result of the elimination of the ongoing losses from IRSCO rental
          operations.   Decreases in investment income of $77,000 during
          the Six Month Period, as compared to the 1996 period, contributed to the losses from operations.

          FINANCIAL CONDITION AND LIQUIDITY
          ---------------------------------

          As of March 31, 1997 the Company had $1,240,000 of working capital, a reduction of $1,072,000 from September 30, 1996. This reduction in working capital is a direct result of losses from operations, adjusted for depreciation expense.

          The Company's capital resource commitments at March 31, 1997 consist primarily of sponsored research agreements and research and development costs associated with the development of its second generation OsteoSystem. During the second quarter of fiscal 1997, total research and development expenses were $167,000. Expenditures during future periods are expected to meet or exceed this level. Sponsored research payments with the University of Massachusetts Medical Center are made at the rate of $25,000 per quarter until April 30, 1996 and are $12,500 per quarter for the second year commencing May 1, 1996. The Varian agreement (see NOTE C above) requires payments in the total amount of $65,000 during the current fiscal year. Components for prototype units will be purchased during the next few quarters including digital cameras, x-ray sources and cabinets. Additionally, other sub-contractors are being utilized for this project under consulting arrangements.

          The University of Georgia sponsored Detoxahol research agreement has been suspended and the Company is only supporting patent-related costs at this time. Due to the long-term nature of this project, the Company is seeking a strategic partner to participate in future development.

          The Company intends to pursue additional research and/or sub-contractor agreements relating to its development projects. Additionally, the Company is actively seeking partners and acquisition candidates of businesses which are complementary to its own. Such investments would be financed by the Company s working capital, through issuance of Company securities or a combination thereof.

          Due to the development nature of the Company's business activities, the Company is anticipating losses from operations
          during the next year.   Based upon the current business plan, the
          Company will require additional funding for research & development, acquisitions, and losses from operations during the next year. The level of capital requirements, based upon current expectations is approximately $2 - $3 million. The Company believes that these funds will become available through an issuance of securities. There can be no assurance that the Company will be able to successfully negotiate or obtain additional financing through the public issuance or private placement of its securities or that any such financing will be on terms favorable or acceptable to the Company.

                                       PART II

                                  OTHER INFORMATION

          Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Shareholders was held on March 28, 1997. The following five directors, consisting of all the directors of the Company, were elected to serve until the next Annual Meeting of Shareholders and thereafter, until their successors are elected and qualified.

                Name               Votes "FOR"        Votes "WITHHELD"
                ----               -----------        ----------------
        Robert Goldberg             7,649,979              287,636
        John Minnick                7,669,449              268,166
        Rod Raynovich               7,542,475              395,140
        John Romm                   7,691,019              246,596
        Robert Stuckelman           7,647,739              289,876



          The shareholders also ratified the appointment of Ernst & Young LLP as the Company's independent accountants for the 1996 fiscal year by the following vote:

                                FOR   :  7,886,335
                            AGAINST   :     29,382
                            ABSTAIN   :     21,898


          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                  27 Financial Data Schedule

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


                                   COMPUMED, INC.
                                   --------------
                                   (Registrant)



                                   By: /s/ James Linesch
                                       --------------------------------
                                       James Linesch
                                       Chief Financial Officer





          Date:  May 14, 1997

                                 EXHIBIT INDEX

          Exhibit           Description
          -------           -----------

            27              Financial Data Schedule