Form 10QSB
period 1997-06-30
COMPUMED INC
filed 1997-08-12
CIK 700998

SECURITIES AND EXCHANGE COMMISSION
                                    UNITED STATES
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB
          (Mark One)


                 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

                                          or

                [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to _________

                           Commission File Number:  0-14210

                                    COMPUMED, INC.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                                95-2860434
          ------------------------------          -------------------------
          State or Other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)               Identification No.)


             1230 Rosecrans Avenue, Suite 110, Manhattan Beach, CA 90266
          -----------------------------------------------------------------
                      (Address of Principal Executive Officers)

                                    (310) 643-5106
          -----------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not applicable
          -----------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

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

               The registrant had 8,954,786 shares of common stock, ( $.01 par value) issued and outstanding and to be issued as of July 31, 1997.

                                        INDEX

                           COMPUMED, INC. AND SUBSIDIARIES



          PART I.  FINANCIAL INFORMATION

            Item 1. Financial Statements (unaudited)

                    Consolidated balance sheets - June 30, 1997 (unaudited) and September 30, 1996.

                    Consolidated statement of operations - three and nine months ended June 30, 1996 and 1997 (unaudited).

                    Consolidated statements of cash flows - nine months ended June 30, 1996 and 1997 (unaudited).

                    Notes to interim unaudited consolidated financial statements.

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.


          PART II.  OTHER INFORMATION

          Item 6         Exhibits and Reports on Form 8K - None


          SIGNATURES

                                        PART I

                                FINANCIAL INFORMATION


          CONSOLIDATED CONDENSED BALANCE SHEETS
          COMPUMED, INC. AND SUBSIDIARIES

                                                      June 30,    September 30,
                                                        1997           1996
                                                     -----------  -------------
                                                     (Unaudited)
           ASSETS

           CURRENT ASSETS
            Cash                                      $  244,000     $  155,000
            Marketable securities                      1,015,000      2,489,000
            Accounts Receivable, less allowance
             of $273,000 (June 1997) and $280,000
             (September 1996)                            324,000        435,000
            Other receivables                             18,000         48,000
            Inventories                                   55,000         86,000
            Prepaid expenses and other current
             assets                                       53,000         41,000
                                                       ---------      ---------

                TOTAL CURRENT ASSETS                   1,709,000      3,254,000

           PROPERTY AND EQUIPMENT
            Machinery and equipment                    3,130,000      3,090,000
            Furniture, fixtures and leasehold
             improvements                                208,000        201,000
            Equipment under capital leases               694,000        611,000
                                                       ---------      ---------

                                                       4,032,000      3,902,000

           Less allowance for depreciation and
             amortization                              3,607,000      3,415,000
                                                       ---------      ---------
                                                         425,000        487,000

           OTHER ASSETS
            Required franchises, net of
             accumulated amortization of $197,000
             (June 1997) and $162,000
             (September 1996)                            130,000        165,000
            Other assets                                  65,000         72,000
                                                       ---------      ---------

                                                      $2,329,000     $3,978,000
                                                      ==========     ==========



          See notes to interim unaudited consolidated condensed financial statements

          CONSOLIDATED CONDENSED BALANCED SHEETS
          COMPUMED, INC. AND SUBSIDIARIES

                                                       June 30,   September 30,
                                                         1997        1996
                                                      ----------  ------------
                                                      (Unaudited)

           LIABILITIES AND STOCKHOLDERS' EQUITY

           CURRENT LIABILITIES
            Accounts payable                         $    196,000   $   252,000
            Deferred revenue                                -0-          80,000
            Other accrued liabilities                     582,000       579,000
            Current portion of capital lease
             obligations                                   54,000        31,000
                                                     ------------  ------------

                TOTAL CURRENT LIABILITIES                 832,000       942,000

           CAPITAL LEASE OBLIGATIONS, less current
             portion                                      109,000        78,000

           COMMITMENTS AND CONTINGENCIES

           STOCKHOLDERS' EQUITY
            Preferred stock, $.10 par value--
             authorized 1,000,000 shares

            Class A $3.50 cumulative convertible
             voting preferred stock, issued and
             outstanding -- 8,400 shares                    1,000         1,000

            Class B $3.50 convertible voting
             preferred stock, issued and
             outstanding - 2,333 shares                     1,000         1,000

            Common Stock, $.01 par value authorized
             50,000,000 shares, issued and
             outstanding-- 8,954,786 shares (June
             1997) and 8,949,786 shares (September
             1996)                                         89,000        89,000

           Additional paid in capital                  27,121,000    27,036,000

           Retained deficit                          (25,824,000)  (24,169,000)
                                                     ------------  ------------
                STOCKHOLDERS' EQUITY                    1,388,000     2,985,000
                                                     ------------  ------------

                                                     $  2,329,000  $  3,978,000
                                                     ============  ============

          See notes to interim unaudited consolidated condensed financial statements

          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          COMPUMED, INC. AND SUBSIDIARIES


                          Three Months Ended         Nine Months Ended
                                June 30                   June 30
                                -------                   -------
                          1997         1996          1997         1996
                          ----         ----          ----         ----

      REVENUES FROM OPERATIONS
       ECG service    $  411,000   $   555,000   $1,297,000   $1,463,000
       Osteo royalties    33,000        12,000       89,000       20,000
       Supplies sales     35,000        50,000      105,000      159,000
       Rental property                                  -0-       99,000
                       ---------   -----------  -----------  -----------
                         479,000       617,000    1,491,000    1,741,000


      COSTS AND EXPENSES
       Cost of
        services         306,000       313,000      888,000      872,000
       Cost of goods
        sold              16,000        37,000       47,000       82,000
       Selling
        expenses          75,000       130,000      268,000      280,000
       Research and
        development      179,000        93,000      519,000      377,000
       General and
        administrative
        expenses         333,000       391,000    1,254,000    1,310,000
       Depreciation
        and
        amortization      77,000        71,000      234,000      254,000
       Provision for
        litigation
        settlement         -0-       2,537,000        -0-      2,778,000
                       ---------   -----------  -----------  -----------
                         986,000     3,572,000    3,210,000    5,953,000
                       ---------   -----------  -----------  -----------
      LOSS FROM
      OPERATIONS        (507,000)   (2,955,000)  (1,719,000)  (4,212,000)

        Investment
          income          20,000        45,000       79,000      182,000
        Interest
          expense        ( 6,000)       (3,000)     (13,000)     (92,000)
                       ---------   -----------  -----------  -----------

      NET LOSS         $(493,000)  $(2,913,000) $(1,653,000) $(4,122,000)
                       =========   ===========  ===========  ===========

      NET LOSS PER     $    (.06)    $    (.35) $      (.18) $      (.49)
        SHARE          =========   ===========  ===========  ===========

      Weighted average
        number of
        common shares
        outstanding    8,954,786     8,420,376    8,952,286    8,362,998
                       =========   ===========  ===========  ===========


     See notes to interim unaudited consolidated condensed financial statements

     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     COMPUMED, INC. AND SUBSIDIARIES

                                                   Nine Months Ended
                                             June 30,             June 30,
                                               1997                 1996
                                            -----------         -----------
                                            (Unaudited)

      OPERATING ACTIVITIES:
       Net loss                          $  (1,653,000)        $(4,122,000)
       Adjustment to reconcile net
        loss to net cash used in
        operating activities:
         Depreciation and
           amortization                        234,000             254,000
        Changes in operating assets
           and liabilities:
           Accounts receivable                 111,000             (87,000)
           Other receivables                    30,000            (660,000)
           Inventories, prepaid
             expenses and other assets          19,000              40,000
           Accounts payable and other
             liabilities                       (48,000)            835,000
                                         -------------         -----------
      NET CASH USED IN OPERATING
      ACTIVITIES                            (1,307,000)         (3,740,000)

      INVESTING ACTIVITIES:
       Sale of marketable securities         1,474,000           1,436,000
       Purchases of property, plant
        and equipment                          (47,000)           (198,000)
                                         -------------         -----------

      NET CASH PROVIDED BY INVESTING
        ACTIVITIES                           1,427,000           1,238,000

      FINANCING ACTIVITIES:
       Stock reserved for securities
        litigation settlement                    -0-             2,099,000
       Dividends on Class A preferred
        stock                                   (2,000)             (3,000)
       Principal payments on capital
        lease obligations                      (29,000)            (23,000)
       Principal payments on trust
        deeds payable                            -0-                (3,000)
       Exercise of stock options and
        warrants                                 -0-               284,000
                                         -------------         -----------
      NET CASH PROVIDED BY (USED IN)
        FINANCING ACTIVITIES                   (31,000)          2,354,000
                                         -------------         -----------
      INCREASE (DECREASE) IN CASH               89,000            (148,000)

      Cash at beginning period                 155,000             299,000
                                         -------------         -----------

      CASH AT END OF PERIOD              $     244,000         $   151,000
                                         =============         ===========

      Cash paid for interest:            $      13,000         $    92,000
                                         =============         ===========



     See notes to interim unaudited consolidated condensed financial statements

          NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED
          FINANCIAL STATEMENTS

          COMPUMED, INC. AND SUBSIDIARIES


          NOTE A--BASIS OF PREPARATION

          The balance sheet at September 30, 1996 has been derived from the Company's year-end audited financial statements.

          The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the consolidated financial statements for the year ended September 30, 1996 and the notes thereto included in the Company's Annual Report on Form 10-KSB.


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

          On August 5, 1996 the Company entered into a Memorandum of Understanding to confirm the material terms of an agreement in principle to settle the securities class action and derivative litigation filed in the United States District Court for the Central District of California (the "Court") on behalf of persons who purchased Common Stock during various time periods spanning from August 11, 1995 to October 17, 1995, inclusive and derivatively on behalf of the Company. The Company's outside counsel is working with plaintiffs' counsel to finalize the Stipulation of Settlement. The Company expects the settlement to be submitted to the Court by the first quarter of 1998. The consummation of the proposed settlement is subject to significant conditions, including negotiation of definitive settlement agreements and obtaining court approval after notice to the class members has been given. During the nine months ended June 30, 1997 there have been no additional events relating to the agreement in principle to settle the securities class action. It is anticipated that the consummation of the proposed settlement will be completed by the mid 1998.

          NOTE D - IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

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

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          This Form 10QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward - looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, the availability of appropriate acquisition candidates and/or business partnerships, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, government regulation and other risks defined in this document. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.


          RESULTS OF OPERATIONS
          ---------------------

          Revenues from operations for the three months ended June 30, 1997 (the "Third Quarter 1997") were $479,000, a 22% reduction from the same period in 1996. Decreased cardiac event monitoring from the Company's TeleCor operations provided revenues of $17,000 for the Third Quarter 1997 as compared to $102,000 during the prior year. Beginning in August 1997, the Company no longer offers the event monitoring services (TeleCor) and will focus operations and marketing efforts on the core transtelephonic ECG business.
          The elimination of TeleCor operations will reduce net monthly losses by approximately $30,000, based on recent operating results. Revenues from transtelephonic ECG services and supplies, exclusive of TeleCor revenues, were $429,000 for the Third Quarter 1997, which is a decrease of $74,000 from the prior year, due to customer attrition, however such revenues increased $42,000 from the prior quarter (ended March 31, 1997) as a result of current marketing efforts. The Company's new ECG product, the System 507, was introduced during the quarter and placements of this system should provide new monthly revenues. Royalty income was $33,000 for the Third Quarter 1997 from OsteoGram(R) operations being managed by a subsidiary of Merck & Co., Inc. as compared to $20,000 during the same period in 1996. Investment income decreased to $20,000 during the Third Quarter 1997 from $45,000 during the 1996 period due to liquidations of marketable securities.

          Costs of services during the Third Quarter 1997 were approximately the same as the prior year. General and administrative expenses decreased during the Third Quarter 1997 by $58,000, or 15% as compared to the same period in 1996, primarily due to decreases in legal costs. Selling costs decreased by 42% from the prior year to $75,000 due to reductions in commissionable sales and the resultant decrease in expense. Research and development costs increased by $86,000 during the Second Quarter 1997 to $179,000 , as compared to the prior year, due to increased salaries and direct costs relating to the Company's development of the second generation OsteoSystem.

          Net loss for the Third Quarter 1997 was $493,000 or $0.06/share compared to a loss of 2,913,000 or $.18/share for the same period in 1996. Exclusive of the provision for litigation settlement of $2,537,000, the loss for the Third Quarter 1997 increased by $117,000 from the prior year. The increased loss over the prior year is directly attributable to decreased revenues from ECG operations and to increased research and development expenditures, which could not be fully offset by cost reductions.

          Revenues from operations for the nine months ended June 30, 1997 (the "Nine Month Period") were $1,491,000, a decrease of $250,000 or 14% from the same period in 1996. This reduction was primarily attributed to decreases in ECG service revenues, through customer attrition, and the related supplies sales. Rental property income from the IRSCO Development subsidiary was eliminated in the 1997 period, as compared to $99,000 during the 1996 period, due to the foreclosure on certain property in April 1996.

          General and administrative expenses decreased during the Nine Month Period by $56,000, or 4% as compared to the same period in 1996, primarily due to the elimination of the IRSCO Development operations described above. The elimination of the IRSCO operations, and the related costs of those operations, were also the primary causes for the reductions in interest expense ($79,000 reduction) and depreciation expense ($20,000 reduction) during the Nine Month Period as compared to the same period in 1996.

          Net loss for the Nine Month Period was $1,653,000 or $0.18/share compared to a loss of $4,122,000 or $0.49/share for the same period in 1996. The decrease in the loss for the Nine Month Period reflected the elimination of the ongoing losses from IRSCO rental operations and the 1996 loss included the provision for
          litigation settlement of $2,778,000.   Decreases in investment
          income of $25,000 during the Nine Month Period, as compared to the 1996 period, contributed to the losses from operations.

          FINANCIAL CONDITION AND LIQUIDITY
          ---------------------------------

          As of June 30, 1997 the Company had $877,000 of working capital, a reduction of $1,435,000 from September 30, 1996. This reduction in working capital is a direct result of losses from operations including product development costs, adjusted for depreciation expense.

          The Company's capital resource commitments at June 30, 1997 consist primarily of sponsored research agreements and costs associated with the development of its second generation OsteoSystem. During the third quarter of fiscal 1997, total research and development expenses were $179,000. Expenditures during future periods are expected to meet or exceed this level. Sponsored research payments with the University of Massachusetts Medical Center are made at the rate of $12,500 per quarter for the second year commencing May 1, 1996. The Varian agreement (see NOTE C above) requires payments in the total amount of $65,000 during the current fiscal year. Components for prototype units will be purchased during the next few quarters including digital cameras, x-ray sources and cabinets. Additionally, other sub-contractors are being utilized for this project under consulting arrangements.

          The University of Georgia sponsored Detoxahol research agreement has been suspended and the Company is only supporting patent-related costs at this time. Due to the long-term nature of this project, the Company is seeking a strategic partner to participate in future development.

          The Company intends to pursue additional research and/or sub-contractor agreements relating to its development projects. Additionally, the Company is actively seeking partners and acquisition candidates of businesses which are complementary to its own. Such investments would be financed by the Company's working capital, through issuance of Company securities or a combination thereof.

          Due to the development nature of the Company's business activities, the Company is anticipating losses from operations
          during the next year.   Based upon the current business plan, the
          Company will require additional funding for research & development, acquisitions, and losses from operations during the next year. The level of capital requirements, based upon current expectations is approximately $1.0 - $1.5 million. The Company believes that these funds will become available through an issuance of securities. There can be no assurance that the Company will be able to successfully negotiate or obtain additional financing through the public issuance or private placement of its securities or that any such financing will be on terms favorable or acceptable to the Company and the issuance of such securities may result in substantial dilution of outstanding securities.

          The Company has extended the term of warrants to purchase 647,170 shares of Common Stock for $3.75 per share. The termination date was extended from August 2, 1997 to August 2, 1999.

                                       PART II
                                  OTHER INFORMATION


          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                  None

            (b)  None

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMPUMED, INC.
                                   ----------------
                                   (Registrant)



                                   By: /s/ James Linesch
                                      -------------------------------------
                                       James Linesch
                                       Vice President
                                       Chief Financial Officer




          Date:  July 31, 1997

                                 EXHIBIT INDEX

          Exhibit          Description
          -------          -----------

            27             Financial Data Schedule