Form 10KSB
period 1997-09-30
COMPUMED INC
filed 1997-12-29
CIK 700998

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-KSB
          (Mark One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (FEE REQUIRED).

          For the fiscal year ended           September 30, 1997
                                    _______________________________________

          [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED).

          For the transition period from                to
                                          _________________________________

          Commission file number                     0-14210
                                  _________________________________________

                                    COMPUMED, INC.
                   ________________________________________________
                    (Name of Small Business Issuer in Its Charter)

                    Delaware                                95-2860434
          _____________________________________________     ________________
          (State of  Incorporation  or Organization)       (I.R.S. Employer
                                                            Identification
                                                            No.)

        1230 Rosecrans Avenue, Suite 1000, Manhattan Beach, California   90266
        ______________________________________________________________________
        (Address of principal executive offices)                    (Zip Code)

                                    (310) 643-5106
                                    ______________
                   (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:  None

        Securities registered under Section 12(g) of the Exchange Act:

                             Common Stock, $.01 par value
                            Common Stock Purchase Warrants
                            _______________________________
                                    Title of Class

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

        As of December 12, 1997, 9,041,857 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by non-affiliates was approximately $12,700,000.

        Revenues  for  the  fiscal  year  ended  September  30,  1997  totaled
        $1,939,000.

        Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 1998 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before January 28, 1998.

                                        PART I
                                        ______


        ITEM 1. DESCRIPTION OF BUSINESS

        GENERAL

             CompuMed, Inc. (the "Company" or "CompuMed") is a medical information technology and service company focused on the diagnosis, monitoring and management of costly, high incidence diseases, particularly cardiovascular disease and osteoporosis. The primary focus of the Company's business is the ongoing development of its osteoporosis testing technology and the computer interpretation of electrocardiograms ("ECGs"). The Company applies advanced computing, medical imaging, telecommunications and networking technologies to provide medical professionals and patients with affordable, point-of-care solutions for disease risk assessment and decision support. The Company was incorporated in the State of Delaware on July 21, 1986.

             Significant business developments that have occurred during the past twelve months include the proof of technological feasibility of its digital bone densitometer, the development of a prototype model of the OsteoView device and the discontinuance of the TeleCor cardiac event monitoring services.

        THE OSTEOVIEW(R)

             The Company's research and development efforts are focused primarily on producing a stand-alone bone densitometer, the OsteoView . This device will utilize a low-dose x-ray source and a digital detector to determine bone density from a measurement of the fingers and the wrist. The OsteoView will utilize amorphous silicon as its detector which will produce a high resolution digital x-ray image. The Company believes that the OsteoView device will be competitive with other peripheral-site bone scanning devices on the market. A development team has been assembled which includes the University of Massachusetts Medical Center ("UMMC") and specialized high technology vendors for certain aspects of this project. The Company coordinates and funds the development performed by project members and will retain primary rights to the completed product.

             On May 1,  1996, the  Company entered into  an Exclusive  License
        Agreement and a Sponsored Research Agreement with UMMC in connection with the development of its OsteoView device. Under the terms of the License Agreement, the Company received from UMMC worldwide rights, in the field of bone densitometry, to develop and market devices and services, subject to U.S. Food and Drug Administration ("FDA") clearance, which employ the licensed technology of certain US patents owned by UMMC. UMMC licensed the technology to two other companies who may also use the technology for bone densitometry. For the license agreement, the Company paid a $25,000 license initiation fee, and is obligated to pay UMMC an annual license maintenance fee in the amount of $10,000 for the first five years that the agreement is in effect. The Company will also pay additional amounts totaling $175,000 upon the completion of certain milestones and will remit royalty payments of 5% of the net revenues generated from product sales, with a minimum annual royalty of $15,000. No amounts were paid under the License Agreement during fiscal year 1997.

             Under the terms of the Sponsored Research Agreement with UMMC, the Company is sponsoring research during a two-year period which focuses on digital bone densitometry measurement techniques integrating the Company's proprietary software. The Company reimburses UMMC for its costs in the amount of $100,000 during the first year of the Agreement, commencing May 1, 1996, and $50,000 during the second year of the agreement.

             In December 1996, the Company entered into a technology development agreement with Varian Imaging Products (Varian). The Company will receive Varian's amorphous silicon sensor x-ray imaging system for integration into its OsteoView device. Varian granted exclusive marketing rights to the Company for the use of its amorphous silicon technology in the assessment of appendicular bone mineral density and arthritis detection for a period of three years, providing certain sales targets are met. The Company agreed to make an initial payment to Varian of $65,000 for the imaging system, which was received in December 1997, and will purchase silicon panel assemblies at prices determined in the agreement. Varian will supply technical and engineering assistance for incorporating its silicon detectors into CompuMed's products.


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

             The  scientific name for  the testing  technique utilized  by the
        OsteoGram(R) is radiographic absorptiometry ("RA"). RA was developed by Skeletal Assessment Services Co. ("SASCO"), which sold the RA technology to the Company in 1991. The Company made enhancements in image digitalization and processing speed and named the bone density test the OsteoGram(R). Since 1985, the OsteoGram(R) has been cleared for reimbursement by Medicare. To the best of the Company's knowledge, the OsteoGram(R) is the only bone density test being commercially marketed that can be performed without any specialized medical equipment. The OsteoGram(R) can be taken using an OsteoGram(R) Starter Kit with standard x-ray equipment which could be found at any of an estimated 100,000 locations in the U.S., including hospitals, clinics and doctors' offices. The OsteoGram(R) Starter Kit includes a proprietary aluminum alloy calibration wedge, instructions, billing information, and pre-addressed envelopes for mailing developed X-rays of the hand to a Merck facility for scanning and computer analysis. See "Merck License Agreement".

        Merck License Agreement

             Effective  September  22,  1995,   the  Company  entered  into  a
        Technology License Agreement with Merck (the "Merck License Agreement") pursuant to which Merck has been granted a perpetual, exclusive license of the OsteoGram(R). Merck offers the OsteoGram(R) and related services to physicians on a per-test basis. The Company receives a royalty payment from Merck for each OsteoGram(R) test sold by Merck to a physician during the years 1996 through 2000 at which time royalties shall cease. The royalties escalate from $2 to $4 per test over that period. The royalty payments are not capped for years 1996 through 1998, but they are subject to a cap in 1999 equal to the lesser of 10% of Merck's total collected revenues for that year or $3 million and a cap in year 2000 equal to the lesser of 10% of Merck's total collected revenues for that year or $4 million. The Company is not entitled to a minimum royalty payment. Through September 1997, the Company has earned royalties on approximately 70,000 OsteoGram(R) tests amounting to gross proceeds of $155,000. Since the Merck License Agreement provides Merck with full control over the operation of, marketing and sales for, the OsteoGram, the Company does not have a basis to adequately estimate the amount of revenues that it will receive as royalties over the term of the Merck License Agreement. Merck has the right to terminate the Merck License Agreement at any time.

        Other Osteoporosis Detection Aids

             The only present methods used to assist physicians in detecting osteoporosis other than the OsteoGram are bone mineral density measurement and bone biopsy. Because of patient risk, pain and cost, the latter method is rarely used. Bone mineral density is measured by passing ultrasound or x-ray beams through bone and determining how much energy is absorbed by the bone. In classical techniques a carefully calibrated source enables determination of how much energy is absorbed by the bone before reaching the detector. The use of a calibrated source necessitates the purchase of costly special equipment for bone density measurement.

        Treating Osteoporosis

             Osteoporosis treatment alternatives include estrogen replacement therapy, bisphosphonates, such as Merck's Fosamax(R), calcitonin, calcium supplements and weight-bearing exercises.

             Pharmaceutical companies have estimated that only about 5% of patients requiring medical treatment for osteoporosis receive prescriptions today. They ascribe this low treatment level to a lack of knowledge about osteoporosis by the primary care physician and the patient, limited availability of convenient affordable tests for osteoporosis, limited amount of FDA cleared medications and poor patient compliance when medication is prescribed. The OsteoGram(R) and OsteoView(R) overcome at least one of these obstacles by providing convenient, affordable bone density tests which aid physicians in detecting osteoporosis.

             Current FDA cleared medications for osteoporosis include Fosamax(R), manufactured by Merck, the female hormone estrogen, in pill and patch forms, and the bone metabolism hormone, calcitonin, administered by injection or through a nasal spray. The estrogen pill market is dominated by Premarin (American Home Products) and also includes Estrace (Bristol Myers Squibb Company), Ogen (The Upjohn Company) and Ortho-EST (Johnson & Johnson). The estrogen transdermal patch is produced by Estaderm (CIBA-Geigy Limited Group). Approved calcitonin medications are Calcimar (Rhone Poulenc Rorer Pharmaceuticals, Inc.) and Miacalcin (Novartis). Estrogen medication is also approved for problems associated with menopause, such as hot flashes.

        Competition - Bone Density Measurement

             The OsteoGram's primary competition includes bone densitometry devices that use x-rays or ultrasound to obtain relative measures of bone mass and density. At the present time, specialized bone densitometry software and biochemical assay tests represent only minor and indirect competition for the OsteoGram(R).

             The most common x-ray-based techniques for performing bone densitometry include dual-energy x-ray absorptiometry (DEXA), single-energy x-ray absorptiometry (SXA), quantitative computed tomography
        (QCT), and radiographic absorptiometry (RA). All radiographic techniques in use today have been validated through extensive clinical studies, and are currently approved in the U.S. for Medicare reimbursement. Quantitative ultrasound (QUS) is nearing FDA clearance for sale in the U.S. and is available overseas.

             DEXA
             ____
        is currently the mostly widely used technology, with a worldwide installed base of approximately 10,000 machines. The DEXA market may be divided into so-called "whole-body" machines, which are designed to measure bone mass and density at a variety of skeletal sites (primarily the hip and spine), and "peripheral" machines, which only measure bone mass and density at the appendages (primarily the forearm or heal). Whole-body DEXA machines cost an average of $85,000 (range $55,000 to over $130,000) and require both dedicated facilities and specialized training to operate. Peripheral DEXA machines, with an average price of $30,000, are less costly, but are also believed to be less effective than whole-body DEXA, or than RA , in predicting fracture risk. Approximately 7,500 peripheral DEXA machines have been installed worldwide.

             The leading manufacturers of whole-body DEXA scanners include Lunar Corp. (U.S.A.) and Hologic, Inc. (U.S.A.), which each command approximately 40% of the worldwide DEXA market. Other manufacturers of whole-body machines include Norland Medical Systems, Inc. (U.S.A.). Norland and Osteometer (Denmark) are the leading manufacturers of peripheral DEXA machines.

             QCT
             ___
        utilizes existing computed tomography (CT) scanners that have been upgraded with specialized software. QCT is expensive to perform, requires a high degree of expertise and shows limited potential for widespread use outside of research settings.

             QUS
             ___
        bone densitometers were introduced in the early 1990s, but their rate of market penetration has been slowed by controversy surrounding validation data and long-term clinical efficacy studies. Lunar and Hologic are leaders in the ultrasound market segment, but the market also includes numerous regional manufacturers such as Myriad (Israel) and IGEA. Norland is also developing an ultrasound machine. The current worldwide installed base of QUS machines approximates 2,000 machines.

        Biochemical marker tests
        ________________________
        that measure the level of bone metabolic substances present in the blood or urine have been introduced. These biochemical marker tests are still costly and difficult to control. Although their role as a tool to monitor the impact of or compliance with drug therapy may grow, their use at the present time is limited. Makers of biochemical marker tests include Metra Biosystems, Inc. (U.S.A.), Ostex, Inc. (U.S.A.) and Hybritech, Inc. (U.S.A.).


        ECG SERVICES

        General

             Through its ECG computer diagnostic services, the Company currently serves approximately 1,200 health care providers nationwide. The Company provides primary care physicians, correctional facilities, surgery centers, clinics, institutions, small hospitals and industrial health care facilities with fully-automated, solid-state microprocessor terminals, which access the Company's centralized computers and custom software to produce on-line ECG's and computer interpretations in less than three minutes. The Company also offers a full range of ECG supplies including electrodes, recording paper, gel, patient cables and related supplies. The Company's ECG terminals are connected by direct telephone lines to its ECG analysis computer center in Manhattan Beach, CA. Physicians, nurses or technicians can apply ECG electrodes on a patient at their office, transmit the ECG by telephone to the Company, and receive a printed computer interpretation within three minutes.

             ECG terminals are provided to customers on a rental basis and a per-ECG usage fee is charged. The Company maintains the ECG terminals as a part of the service contract.

             Upon the request of a physician, the Company provides the services of a cardiologist to assist the attending or examining physician in overreading the ECG interpretation for a fee, which is billed by the Company directly to the physician on a per-ECG basis. The Company retains cardiologists on a consulting basis to perform overreads of certain ECG readings and for advice regarding its ECG interpretation software programs.

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

        Marketing - ECG Services

             The Company's sales efforts for its ECG products and services are aimed principally at primary care physicians, correctional facilities, surgery centers, clinics, institutions, small hospitals and industrial health care facilities located throughout the U.S.. The Company maintains a long-standing customer base with contracts for services extending between one to three years. New customers are generated mostly by the Company's direct sales efforts. The Company advertises in trade journals and attends national and regional medical conventions to generate leads for its services, equipment and supplies. Sales leads are handled by the Company's in-house sales staff and new customer installations are handled by the Company's customer service representatives, primarily by telephone.

             The  Company  currently  offers  several  service  and  equipment options to new customers, including its new System 507. The System 507 is more compact and lightweight than previous equipment models and it has the ability to store multiple ECG recordings before transferring ECG data to the Company for processing. With a broader line of equipment and multiple service options, the Company can offer its on-line ECG services to certain customer groups requiring this type of service.

        Competition - ECG Services

             The computer interpreted ECG business is made up of a number of domestic and foreign companies. Most are offering ECG terminals and systems that perform ECG analysis and interpretation on site from the cardiograph itself. The Company estimates that its form of business, centralized computerized ECG analyses via a service bureau, constitutes only 1.5% of the total number of ECGs taken each year in the United States. The Company estimates that it has approximately 30% of this service bureau market. Its major competitor, Global Data Exchange, Inc. has about 50% and several smaller companies share the balance of the market. The principal methods under which the Company competes are service, ease of use and price.

        Assembly, Repair and Customer Service

             The Company repairs and maintains most of the electrocardiographs leased to its customers. All repair and assembly operations are conducted at the Company's headquarters. Quality control procedures used in testing the products have been cleared by the FDA and are subject to yearly inspections by the FDA.

             The Company uses a "hot line" and a customer service staff to handle customer equipment and training problems. Initial installation and set up is handled by the Company's customer service department.

        DETOXAHOL(TM)

             In March 1994, the Company acquired the rights to a potential new pharmaceutical product called Detoxahol(TM) through the acquisition of MB Neutraceuticals, Inc. ("MB"). In June 1995, a patent application was filed on behalf of the Company covering the technology underlying Detoxahol(TM). Detoxahol(TM) is a substance intended to facilitate the rapid lowering of blood alcohol of people who have been drinking alcohol. Detoxahol(TM) is intended to augment the liver's natural function of removing alcohol from the blood by creating an "auxiliary liver function" in the small intestine. Its efficacy would depend on the amount of Detoxahol(TM) taken compared to the amount of alcohol consumed; since large doses of Detoxahol(TM) can be taken, alcohol detoxification would occur quickly.

             Detoxahol(TM) has been developed under a Research Agreement with the University of Georgia. Pursuant to the terms of the Research Agreement, the University of Georgia retains all right and title to any Detoxahol(TM) product developed by them, subject to the terms and conditions of an Exclusive License Agreement, dated as of January 3, 1994 (the "Detoxahol License Agreement"), between the parties. Pursuant to the Detoxahol License Agreement, the Company has received an exclusive, perpetual, worldwide license to use, make and sell any Detoxahol(TM) products developed by the University of Georgia and the University of Georgia is entitled to royalty payments based on the annual net sales resulting from each sale of a licensed Detoxahol(TM) product. In addition to the royalties payable under the Detoxahol License Agreement, the Company must also bear all expenses incidental to the filing and upkeep of a Detoxahol(TM) patent.

             The Company is not currently developing the Detoxahol(TM) technology and there is no assurance that the Company will commence development in the future or that if any Detoxahol(TM) product is ultimately developed by the Company such product will be cleared by the appropriate regulatory agencies. The Company is currently seeking a development partner for this product, however, there is no assurance that such a partner will be secured. Necessary patent costs are being paid by the Company in order to maintain its Exclusive License Agreement.

        GOVERNMENT REGULATION

             The Health Care Finance Administration approves diagnostic tests for reimbursement by Medicare. The OsteoGram(R) has been approved for reimbursement by Medicare and the Company anticipates that future tests using its OsteoView(R) device under development will be approved for reimbursement. Government regulations may change at any time and Medicare reimbursement for the OsteoGram(R) test or the OsteoView test may be withdrawn or reduced. Furthermore, other forms of testing for bone mineral density as an indicator of osteoporosis may be approved for reimbursement which may reduce the market share or profit margins for such services.

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

             As a part of the research and license agreement with UMMC (see THE OSTEOVIEW), the Company, along with two others, received worldwide rights to two patents that utilize charge-coupled device (CCD) camera technology in bone densitometry. The two patents deal specifically with the use of CCD cameras in radiography systems. A continuation has been filed in connection with these patients to include all pixilated detectors (for the digital x-ray recording) along with the CCD technology described in the patent.

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


        EMPLOYEES

             At September 30, 1997, the Company had 24 full-time and 2 part-time employees. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good. The Company also retains consultants from time to time when necessary.

        ITEM 2.  DESCRIPTION OF PROPERTY

             The Company's only facilities are located in 16,440 square feet in a modern office building located at 1230 Rosecrans Avenue, Manhattan Beach, California 90266. This facility is leased through August 1999 at a monthly rental of $18,906, plus certain future increases in common area expenses. The Company presently intends to renew the lease at the expiration of its term. This is a full service lease including utilities, maintenance and taxes on the property, janitorial and security service.

        ITEM 3.  LEGAL PROCEEDINGS

             On October 24, 1997, the Order Preliminarily Approving Settlement
        and Providing for Notice was approved by the United States District Court for the Central District of California to settle the securities class action and derivative litigation filed on behalf of persons who purchased Common Stock during various time periods spanning from August 11, 1995 through October 17, 1995, inclusive and derivatively on behalf of the Company (the "Securities Litigation"). The Securities Litigation alleged violations of federal and state securities laws by the Company and certain of its officers and directors. The terms of the Stipulation of Settlement include cash payments in the total amount of $1,300,000. Of this amount, $1,000,000 was paid by proceeds from the Company's insurance coverage. The cash payment has been made into an escrow account for their benefit. Additionally, the Company will issue 1,870,000 warrants to purchase shares of Common Stock of the Company at $3.00 per share for five years, and 770,000 shares of Common Stock. The consummation of the Settlement is subject to obtaining court approval which is scheduled for January 26, 1998. Notice has already been given to the class members. The Company will additionally issue warrants to the insurance company to purchase 50,000 shares of common stock of the Company at an exercise price of $3.00 per share for a period of five years. The Company recorded a $2,786,000 expense in 1996 related to the Settlement. Shares of Common Stock and Warrants have been reserved for the Settlement.

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             There were no matters submitted to stockholders during the fourth quarter of the fiscal year ended September 30, 1997.

                                       PART II
                                       _______

        ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

             The Common Stock is listed on the National Association of Securities Dealers Automated Quotation System ("Nasdaq") SmallCap Market under the symbol "CMPD". The Common Stock Purchase Warrants (the "Warrants") had been listed on the Nasdaq SmallCap Market (symbol:
        CPMDW) until December 1996. As of August 1, 1997, the expiration date of the Warrants was extended to August 2, 1999. The following table sets forth the range of high and low bid prices for the Common Stock and the Warrants during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions.


                                      Common Stock             Warrants
                                      ____________             ________
                                     High      Low           High     Low
                                     ____      ___           ----     ---

        Year ended September 30, 1996
        Quarter Ended:
        _____________

        December 31, 1995           $  19.13  $  3.00     $  1.50    $  .16
        March 31, 1996                  5.06     2.31         .34       .13
        June 30, 1996                   3.75     2.25         .25       .13
        September 30, 1996              2.63      .94         .09       .03

        Year ended September 30, 1997:
        Quarter Ended:
        _____________

        December 31, 1996           $   1.94  $   .53    $    .05       .02
        March 31, 1997                  1.38      .69          --        --
        June 30, 1997                   1.22      .50          --        --
        September 30, 1997              3.09      .59          --        --

        * The Warrants closed trading on the Nasdaq SmallCap System on December 11, 1996.

             As  of December  12, 1997,  there were  approximately 875  record
        holders of  Common Stock.   Such amounts do  not include Common  Stock
        held in "nominee" or "street" name.

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


        RESULTS OF OPERATIONS

        Fiscal Year Ended September 30, 1997 as Compared to 1996
        ________________________________________________________

             Revenues for fiscal 1997 decreased overall by $405,000, or 17%, from fiscal 1996. This decrease is primarily due to reduced volume of service revenues ($334,000 reduction) which resulted from the elimination of the Company's cardiac event monitoring services (TeleCor) and from customer attrition. The TeleCor revenues declined considerably during the second fiscal quarter following the termination of several key distributors of this service and the Company elected to terminate the offering of this service rather than invest in the necessary marketing costs to rebuild the customer base. TeleCor revenues decreased from $305,000 in FY1996 to $203,000 in FY1997. Revenues from the Company's ongoing ECG business decreased by $232,000 in fiscal 1997, as compared to the prior year, primarily as a result of the loss of a significant customer representing approximately $120,000 in annual revenues and to normal customer attrition. Sales of the Company's new System 507 electrocardiograph commenced during the second half of the fiscal year and revenues from new placements are anticipated to offset reductions from customer attrition in the future. Another factor in the overall decrease in revenues is also due to the elimination of certain rental property disposed of in 1996 and the associated rental income in Fiscal 1997, which was $99,000 in Fiscal 1996. The revenue decreases were offset by increases in OsteoGram(R) royalty revenues of $82,000 to $119,000 during Fiscal 1997 due to increased tests being performed and to an increase in the royalty rate during the second year of this Agreement.

             Selling costs decreased by  25% ($108,000 decrease) during fiscal
        1997 as a result of the termination of the TeleCor services as described above. Costs of services decreased during fiscal 1997 from those in fiscal 1996 by $53,000. Fixed costs of the TeleCor services were not eliminated until late in fiscal 1997, so further cost reductions are anticipated to be reflected in future reporting periods at a rate of approximately $30,000 per month. Research and development costs increased by $128,000 during fiscal 1997 primarily as a result of increased costs relating to the OsteoView(R) bone densitometer under development. General and administrative expenses decreased during fiscal 1997 by $153,000 primarily due to a non-recurring decrease in unearned income of $80,000, for which services will not be required, and to reductions in general consulting fees, recruitment fees and legal costs.

             During the prior fiscal year 1996, the Company incurred $2,786,000 in expenses relating to the securities litigation (see Item
        3. Legal Proceedings). These expenses resulted primarily from the value of the securities which are to be issued in relation to the settlement of this litigation, consisting of Common Stock with a value of $575,000 and Warrants with a value of $1,524,000. Additionally, the Company paid $300,000 and incurred approximately $441,000 in legal costs associated with the defense of this matter. During fiscal 1997 an additional $54,000 of legal costs were accrued.

             The net loss of $2,214,000 is primarily a result of research and development costs associated with the development of the OsteoView bone densitometer and to the general and administrative costs of the company including those corporate costs relating to the requirements of a public company. In addition, the operations in providing TeleCor services also contributed to the overall losses prior to the termination of those services. Future research and development costs and corporate costs are anticipated to result in continued losses during the next fiscal year.


        FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
        ____________________________________________________

             At September 30, 1997, the Company had approximately $931,000 in cash and marketable securities, as compared to a balance of $2,644,000 at September 30, 1996. The decrease in cash and marketable securities during fiscal 1997 of $1,713,000 is primarily due to losses from operations, prior to depreciation and amortization expense, which was slightly offset by reductions in accounts receivable.

             The Company's primary capital resource commitments at September 30, 1997 consist of capital and operating lease commitments, primarily for computer equipment and for facilities, and the balance of a sponsored research and development contract with the University of Massachusetts Medical Center of approximately $37,500. The Company has also committed to the purchase of a digital imaging system in the amount of $65,000.

             Subsequent to the end of the 1997 fiscal year, the Company has completed the sale of Series I Class C 7% Preferred Stock for gross proceeds of $1,750,000. This Preferred Stock may be converted to Common Stock for a period of two years at a conversion price which is the lesser of 75% of the average bid price of the Common Stock for the ten tradinbg days prior to the closing or the notice of conversion. Should the value of the Company Common Stock fall substantially prior to conversion, the Preferred Stock holders could gain a significant share of the Common Stock of the Company
        upon  conversion.   Upon  conversion,  the Preferred shareholders
        will also receive warrants for the purchase of Common Stock equal to the number of shares issued upon conversion at an exercise price equal to the conversion price exercisable for three years.
        The securities subscription agreement also provides for an additional sale (second tranche) of Preferred Stock of $1,750,000 if certain conditions are met. The terms of the second tranche are similar to the first, except that the conversion price will be 77.5% of the market price at conversion for the securities purchased by December 31, 1997 and at 80% for the securities purchased after December 3, 1997. The proceeds from this sale of securities
        (after payment of a 4% fee to the distribution and other placement expenses), along with current working capital, is considered adequate to support the Company's costs of operations during the next fiscal year.

             The   Company's  ongoing  research   and  development  activities
        associated with the OsteoView bone densitometry device and the current repair and refurbishment of its ECG terminals are all subject to federal, state, local and in some instances, foreign regulations. In June 1995, the Company filed patent applications on Detoxahol(TM). Subject to obtaining such patents, the Company would seek strategic partners to help fund the research and development of Detoxahol(TM) at the University of Georgia. The regulatory approval process for Detoxahol(TM) can take years and require expenditure of substantial resources. The Company is seeking a partner to continue the development of Detoxahol and is not continuing expenditures for research and development of this product at this time.

        SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
        __________________________________________

             The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are also expressly qualified by these
        cautionary  statements.    Certain  statements  contained  herein  are
        forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially form those expressed in the forward-looking statements. The forward-looking statements contained herein include (i) statements made in Item 1 under the caption "THE OSTEOVIEW(R)" relating to the expectation that the bone densitometer under development will determine bone density utilizing a low-dose x-ray source from a measurement of the fingers and the wrist (ii) statements made in Item 6 under the caption "FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES" relating to management's projection that present working capital amounts will be sufficient for at least the next 12 months,
        (iii)statements made in Item 6 that System 507 revenues from new placements are anticipated to offset reductions from customer attrition in the future and (iv) statements made in Item 1 under the caption "GOVERNMENT REGULATION" that the OsteoView bone density test is anticipated to become covered for reimbursement under Medicare guidelines. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the
        Company  to have  a reasonable   basis,   including   without
        limitation,   management's examination  of historical  operating
        trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or
        be achieved or accomplished.   In addition to other factors and
        matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

        ITEM 7.  FINANCIAL STATEMENTS

             The following financial statements are included as a separate section following the signature page to this Form 10-KSB:

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----

        Report of Independent Auditors for the years ended
         September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . .  F-2

        Consolidated Balance Sheet as of
         September 30, 1997   . . . . . . . . . . . . . . . . . . . . . .  F-3

        Consolidated Statements of Operations for the years ended
         September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . .  F-5

        Consolidated Statements  of Stockholders'  Equity for the  years ended
        September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . .  F-6

        Consolidated Statements of Cash Flows for the years
         ended September 30, 1997 and 1996  . . . . . . . . . . . . . . .  F-7

        Notes to Consolidated Financial Statements  . . . . . . .  F-8 to F-18


        ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             Not applicable.

                                       PART III
                                       ________

             The information called for by Part III (Items 9, 10, 11 and 12) of Form 10-KSB is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by not later than January 38, 1998 in connection with the election of directors at the 1998 Annual Meeting of Stockholders of the Company.


                                       PART IV
                                       _______

        ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

        A.   EXHIBITS

        Exhibit
        Number    Description of Exhibit
        _______   ______________________

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

        3.5 By-Laws of the Company, as currently in effect [Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

        4.1 Form of Underwriter's Warrant Agreement [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), effective August 3, 1992]

        4.2 Form of Warrant Agreement and Warrant [Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-2 (File No. 33-48437), effective August 3, 1992]

        4.2.1 Amendment to Warrant Agreement, dated as of July 29, 1997 [Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K for an event of August 1, 1997]

        4.3 Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

        4.4 Form of Preferred Stock Certificate [Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

        4.5 Certificate of Designation of Class A Preferred Stock [Incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

        4.6 Certificate of Designation of Class B Preferred Stock [Incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

        10.1 Agreement, dated May 23, 1991 (the "SASCO Agreement"), for the purchase by the Company of substantially all of the assets of Skeletal Assessment Services Company ("SASCO") [Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

        10.2 Amendment to the SASCO Agreement, dated August 11, 1995, between the Company and SASCO [Incorporated by reference to
                  Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

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

        10.5 Form of Non-Qualified Stock Option Agreement [Incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8 (File No. 33-63435), filed October 14, 1995]

        10.6 Agreement and Amendment, dated October 26, 1992 and June 10, 1993, respectively, between the Company and Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") [Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994]

        10.7 Termination Agreement, dated August 16, 1995, between the Company and RPR [Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

        10.8 Agreement, dated April 27, 1993 between the Company and OCG Technology, Inc. [Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994]

        10.9 Agreement and Plan of Reorganization and Amendment Number One and Specific Release Agreement, dated March 18, 1994 and June 15, 1994, respectively, between the Company, MB Neutraceuticals, Inc., Howard Mark and Mark Branigan [Incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994]

        10.10 Research Agreement, dated January 3, 1994, between the Company and the University of Georgia Research Foundation, Inc. [Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for fiscal year 1994]

        10.11 Exclusive License Agreement, dated January 3, 1994, between the Company and the University of Georgia Research Foundation, Inc. [Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for fiscal year 1994]

        10.12 Employment Agreement, dated October 14, 1994, between the Company and Rod N. Raynovich [Incorporated by reference to
                  Exhibit 10.22 to Amendment No. 2 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1994]

        10.13 Agreement, dated August 12, 1994, for the acquisition of Irsco. [Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

        10.14 Technology License Agreement, dated September 22, 1995, between the Company and Merck & Co., Inc. [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K for an event of September 27, 1995]

        10.15 Assignment of Exclusive Marketing Rights, dated February 9, 1995, between the Company and Jacob Meller. [Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

        10.16 Stock Purchase Agreement, dated as of August 9, 1995, relating to the Company's private placement of $5.1 million worth of Common Stock [Incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K for an event of August 9, 1995]

        10.17 Sponsored Research Agreement, effective as of May 1, 1996, between UMMC and the Company.

        10.18 Exclusive License Agreement, effective as of May 1, 1996, between UMMC and the Company.

        10.19     Evaluation   and   Development   Agreement  between   Varian
                  Associates and the Company dated December 10, 1996.

        10.20 Agreement of Settlement and Mutual General Release, dated April 23, 1996 among the Company, Robert Stuckelman, William Barnett, Allan Gelbard and Barry Silverton.

        10.21     Settlement   Agreement   and   General  Release,   effective
                  September 15, 1996, between the Company and Howard L.  Mark,
                  M.D.

        10.22 Settlement Agreement and General Release, effective August 1, 1996, between the Company and Mark C. Branigan.

        10.23 Commercial Office Lease, dated August 30, 1996, between the Company and USAA Income Properties III Limited Partnership.

        21*       Subsidiaries of the Company

        23*       Consent of Ernst & Young LLP

        27*       Financial Data Schedule


        ____________________________________
        *    Filed herewith.

        B.   REPORTS ON FORM 8-K

             (i) Report for an event of August 1, 1997 to report on Item 5 the extension of the expiration date of the Company's public warrants.

            (ii) Report for an event of August 19, 1997 to report on Item 5 a change in officers of the Company.

                                      SIGNATURES

             In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  COMPUMED, INC.
                  ____________________________
                  Registrant

                  By: /s/ James Linesch
                      __________________________
                        James Linesch, President

                  Date:  December 29, 1997
                        ____________________________

             In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature           Title                         Date


     /s/ James Linesch
     __________________  President, Chief Financial   December 29, 1997
     James Linesch       Officer


     /s/ Robert B. Goldberg
     __________________  Chairman of the Board         December 29, 1997
     Robert B. Goldberg


     /s/ John D. Minnick
     __________________  Director                      December 29, 1997
     John D. Minnick


     /s/ Robert Struckelman
     __________________  Director                      December 29, 1997
     Robert Stuckelman


     __________________  Director
     Herbert Lightstone


     _________________   Director
     John Romm


     /s/ Rod Raynovich
     _________________   Director                      December 29, 1997
     Rod Raynovich


                                    COMPUMED, INC.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

     Report of Independent Auditors for the years ended
      September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . F-2

     Consolidated Balance Sheet as of
      September 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

     Consolidated Statements of Operations for the years ended
      September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . F-5

     Consolidated Statements of Stockholders' Equity for
      the years ended September 30, 1997 and 1996  . . . . . . . . . . . . . F-6

     Consolidated Statements of Cash Flows for the years
      ended September 30, 1997 and 1996  . . . . . . . . . . . . . . . . . . F-7

     Notes to Consolidated Financial Statements  . . . . . . . . . . F-8 to F-18


                            REPORT OF INDEPENDENT AUDITORS


     Board of Directors and Stockholders
     CompuMed, Inc.

     We have audited the accompanying consolidated balance sheet of CompuMed, Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuMed, Inc. and subsidiaries at September 30, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

     Los Angeles, California
     November 7, 1997, except for Note I, as to which the date is December 24, 1997


                                                            /s/Ernst & Young LLP


     CONSOLIDATED BALANCE SHEET
     COMPUMED, INC. AND SUBSIDIARIES

     ASSETS
                                                      September 30,
                                                         1997
                                                     ------------
     CURRENT ASSETS
       Cash                                            $   81,000
       Marketable securities                              850,000
       Accounts receivable, less allowance of $66,000     247,000
       Inventory                                           55,000
       Prepaid expenses and other current assets           27,000
                                                       ----------

                         TOTAL CURRENT ASSETS           1,260,000



     PROPERTY AND EQUIPMENT - Notes A and B

       Machinery and equipment                          2,994,000
       Furniture, fixtures and leasehold
         improvements                                     208,000
       Equipment under capital leases                     787,000
                                                        ---------
                                                        3,989,000
       Less allowance for depreciation and
         amortization                                   3,591,000
                                                        ---------
                                                          398,000


     OTHER ASSETS
       Reacquired franchises, net of accumulated
         amortization of $263,000                          63,000
       Other assets                                        55,000
                                                       ----------

                                                       $1,776,000
                                                       ==========




     See notes to consolidated financial statements


     CONSOLIDATED BALANCE SHEET
     COMPUMED, INC. AND SUBSIDIARIES
     LIABILITIES AND STOCKHOLDERS' EQUITY            September 30,
                                                         1997
                                                     ------------

     CURRENT LIABILITIES
       Accounts payable                             $   174,000
       Accrued liabilities                              501,000
       Current portion of capital lease
         obligations-Note B                              81,000
                                                    -------------

                           TOTAL CURRENT LIABILITIES
                                                        756,000

     CAPITAL LEASE OBLIGATIONS, less current
       portion-Note B                                   152,000

     COMMITMENTS AND CONTINGENCIES-Notes B and G

     STOCKHOLDERS' EQUITY-Notes D and I
       Preferred stock, $.10 par value--authorized
         1,000,000 shares

        Class A $3.50 cumulative convertible voting
          preferred stock, issued and outstanding --
          8,400 shares                                    1,000

        Class B $3.50 convertible voting preferred
          stock, issued and outstanding - 400 shares      1,000

       Common stock, $.01 par value--authorized
         50,000,000 shares, issued and outstanding--
         9,041,857                                       90,000

      Additional paid in capital                     27,169,000

      Retained deficit                              (26,393,000)
                                                    ------------
                       STOCKHOLDERS' EQUITY             868,000
                                                    ------------

                                                   $  1,776,000
                                                   =============



     See notes to consolidated financial statements

     CONSOLIDATED STATEMENTS OF OPERATIONS
     COMPUMED, INC. AND SUBSIDIARIES

                                                Year Ended September 30,

                                                1997                1996
                                                ----                ----

      REVENUES

        ECG services                         $1,674,000          $2,008,000
        Osteo royalty revenues                  119,000              37,000

        Product sales                           146,000             200,000

                                                    -0-              99,000
        Rental income - Note E               ----------          ----------
                                              1,939,000           2,344,000


      COST AND EXPENSES

        Cost of services                      1,139,000           1,192,000

        Cost of sales                            65,000              92,000
        Selling expenses                        318,000             426,000

        Research and development                741,000             613,000
        General and administrative
          expenses                            1,538,000           1,691,000

        Depreciation and amortization           367,000             323,000

        Provision for securities                 54,000           2,786,000
          litigation                         ----------          ----------
                                              4,222,000           7,123,000


        Interest income                          92,000             229,000

                                                (23,000)            (97,000)
        Interest expense                     ----------          ----------

                                            $(2,214,000)        $(4,647,000)
      NET LOSS                               ==========          ==========
                                            $      (.25)        $      (.54)
      NET LOSS PER SHARE                     ----------          ----------

      Weighted average number of common       8,965,045           8,534,276
        shares outstanding                   ==========          ==========



     See notes to consolidated financial statements


     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     COMPUMED, INC. AND SUBSIDIARIES


                             Preferred           Common
                               Stock             Stock              Total
                         ----------------   ----------------  -----------------

      Balance at
      September 30,
      1995:                      $6,000           $82,000         $5,201,000
        Costs
      associated with
      Regulation "D"
      offering                                                       (88,000)

        Convert 50,000
      shares of Class B
      Preferred Stock
      to 500,000 shares
      of Common Stock            (4,000)            4,000

        Proceeds from
      issuance of
      66,820 shares of
      Common Stock upon
      exercise of
      warrants                                      1,000            251,000
      Proceeds from
      issuance of
      141,091 shares of
      Common Stock upon
      exercise of stock
      options                                       2,000            144,000

        Securities
      reserved for
      issuance relating
      to securities
      litigation                                                   2,099,000
        Dividends paid
      on Class A
      Preferred Stock                                                 (2,000)

                                    000               000         (4,647,000)
        Net Loss                 ------           -------         ----------

      Balance at
      September 30,
      1996:                       2,000            89,000          2,958,000
        Convert 1,933
      shares of Class B
      Preferred Stock
      to 19,330 shares
      of Common Stock

        Proceeds from
      issuance of
      48,120 shares of
      Common Stock upon
      exercise of stock
      options                                       1,000             49,000

        Securities
      issued and
      reserved for
      issuance relating
      to MD
      antidilution
      provision                                                       85,000
        Dividends paid
      on Class A
      Preferred Stock                                                (10,000)

                                     00                00         (2,214,000)
        Net Loss                 ------           -------         ----------

      Balances at
      September 30,              $2,000           $90,000         $  868,000
      1997:                      ======           =======         ==========

                          Additional Paid       Retained
                            in Capital         (Deficit)            Total
                         ----------------   ----------------  -----------------

      Balance at
      September 30,
      1995:                 $24,633,000      $(19,520,000)        $5,201,000
        Costs
      associated with
      Regulation "D"
      offering                  (88,000)                             (88,000)

        Convert 50,000
      shares of Class B
      Preferred Stock
      to 500,000 shares
      of Common Stock

        Proceeds from
      issuance of
      66,820 shares of
      Common Stock upon
      exercise of
      warrants                  250,000                              251,000

      Proceeds from
      issuance of
      141,091 shares of
      Common Stock upon
      exercise of stock
      options                   142,000                              144,000

        Securities
      reserved for
      issuance relating
      to securities
      litigation              2,099,000                            2,099,000
        Dividends paid
      on Class A
      Preferred Stock                              (2,000)            (2,000)

                                    000        (4,647,000)        (4,647,000)
        Net Loss            -----------      ------------         ----------

      Balance at
      September 30,
      1996:                  27,036,000       (24,169,000)         2,958,000
        Convert 1,933
      shares of Class B
      Preferred Stock
      to 19,330 shares
      of Common Stock

        Proceeds from
      issuance of
      48,120 shares of
      Common Stock upon
      exercise of stock
      options                    48,000                               49,000
        Securities
      issued and
      reserved for
      issuance relating
      to MD
      antidilution
      provision                  85,000                               85,000

        Dividends paid
      on Class A
      Preferred Stock                             (10,000)           (10,000)

                                               (2,214,000)        (2,214,000)
        Net Loss            -----------      ------------         ----------
      Balances at
      September 30,         $27,169,000      $(26,393,000)        $  868,000
      1997:                 ===========      ============         ==========


     See notes to consolidated financial statements.


     CONSOLIDATED STATEMENTS OF CASH FLOWS
     COMPUMED, INC. AND SUBSIDIARIES
     Year Ended September 30,
                                                        1997         1996
                                                        ----         ----
     OPERATING ACTIVITIES:
     Net loss                                       $(2,214,000)$(4,647,000)
     Net adjustments to reconcile net loss to
         net cash used in operating activities:
           Depreciation and amortization                 367,000     323,000
           Stock reserved for securities
             litigation settlement                                 2,099,000
     Changes in operating assets and
       liabilities:
           Accounts receivable                           188,000      14,000
           Inventories and prepaid expenses               93,000     424,000
           Accounts payable and other
       liabilities                                    ( 236,000)   (675,000)
           Other assets                                    7,000      38,000
                                                     ----------- -----------
     NET CASH USED IN OPERATING ACTIVITIES           (1,795,000) (2,424,000)
                                                     ----------- -----------
     INVESTING ACTIVITIES:
       Sale of marketable securities                   1,639,000   2,234,000
       Sales of property, plant and equipment             30,000
       Purchases of property, plant and equipment       (20,000)   (229,000)
                                                        --------   ---------
     NET CASH PROVIDED BY INVESTING ACTIVITIES         1,649,000   2,005,000

     FINANCING ACTIVITIES:
       Net costs from sale of stock                                 (88,000)
       Dividends on Class A preferred stock             (10,000)     (2,000)
       Principal payments on capital lease
         obligations                                    (52,000)    (30,000)
       Proceeds related to MB securities issued           85,000
       Exercise of stock options and warrants             49,000     395,000
                                                        --------   ---------
     NET CASH PROVIDED BY FINANCING ACTIVITIES            72,000     275,000
                                                        --------   ---------
     DECREASE IN CASH                                   (74,000)   (144,000)

     Cash at beginning of year                           155,000     299,000
                                                        --------   ---------
     CASH AT END OF YEAR                                $ 81,000   $ 155,000
                                                        ========   =========
     Cash paid for interest                             $ 23,000   $  97,000
                                                        ========   =========

     During 1997 and 1996 computer and office equipment were acquired under capital lease obligations for $176,000 and $48,000 respectively


     See notes to consolidated financial statements


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     COMPUMED, INC. AND SUBSIDIARIES

     NOTE A-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation:  The consolidated financial statements include
     ---------------------------
     the accounts of CompuMed, Inc. and its wholly-owned subsidiaries (the Company). All material intercompany transactions and accounts have been eliminated.

     Description of Business:   The Company is engaged in the processing and
     ------------------------
     interpretation of ECG tests and in the rental and sale of equipment and supplies relating to these tests. The Company maintains a central processing center where services are provided on a 24-hour basis, located in Manhattan Beach, California. Customers of the Company are located throughout the country. In addition to the ECG operations, active development is being conducted by the Company of a stand-alone bone density testing device for the diagnosis and treatment of osteoporosis. The Company earns royalties from a division of Merck & Co. for the processing of OsteoGram(R) tests, a bone density test processed in a central lab.

     Inventory:  Inventory consists of ECG terminals, component parts and ECG
     ----------
     medical  supplies.    Inventory is  stated  at  cost  (weighted average  or
     first-in first-out method) which is not in excess of market.

     Property and Equipment:  Property and equipment are stated at cost.
     -----------------------
     Depreciation and amortization are computed on the straight-line basis over the following useful lives:

          Furniture, fixtures and leasehold improvements       3 to 5 years
          Equipment                                            5 to 7 years

     Reacquired Franchises:  The reacquired franchises are being amortized over
     ----------------------
     a seven year period.

     Revenue Recognition:  Standard ECG services and supplies are recorded when
     --------------------
     billed to the customer in conjunction with services performed. Product sales are recorded upon shipment of product and passage of title to the customer. ECG event monitoring services are recorded when processing is completed and claims are submitted to the third party payors. Other income is recorded when accrued or received.

     Income Taxes:  The Company utilizes the liability method to determine the
     -------------
     provision for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     COMPUMED, INC. AND SUBSIDIARIES

     NOTE A-BASIS OF PRESENTATION SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Marketable Securities:  Marketable securities consist of short-term money
     ----------------------
     market investments and investments in U.S. Treasury securities (t-bills). The marketable securities are carried at cost, which approximates the market value as of September 30, 1997.

     Per Share Data:  Per share data is based on the weighted average of the
     ---------------
     number of common shares outstanding during each year. Options and warrants are excluded as they are antidilutive.

     Long-lived Assets:  Long-lived assets used in operations are reviewed
     ------------------
     periodically to determine that the carrying values are not impaired and if indications of impairment are present of if long-lived assets are expected to be disposed of, impairment losses are recorded.

     Use of Estimates:  The preparation of financial statements in conformity
     -----------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock Based Compensation:  In October 1995, the Financial Accounting
     -------------------------
     Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other stock-based compensation awards. However, FAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company has elected to account for its stock compensation arrangements under the provision of APB 25, "Accounting for Stock Issued to Employees," with pro forma disclosures required by FAS 123.

     Concentration of Credit Risk:  The Company sells its products throughout
     -----------------------------
     the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the years ended September 30, 1997 and 1996, no single customer accounted for more than 10% of the Company's net revenues.

     Earnings per Share:  In February 1997, the Financial Accounting Standards
     -------------------
     Board issued Statement of Financial Accounting Standards No.128, "Accounting for Earnings Per Share" ("FAS 128"). This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It is effective for financial statements issued for periods ending after December 5, 1997. The Company will adopt this new standard in fiscal year 1998, and has not yet determined the potential impact on the financial statements.

     Comprehensive Income:  In June 1997, the Financial Accounting Standards
     ---------------------
     Board issued Statement of Financial Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It is effective for fiscal years beginning after December 15, 1997. The Company intends to disclose the information required by FAS 130 beginning with its 1998 fiscal year.

     Segment Reporting:  In June 1997, the Financial Accounting Standards Board
     ------------------
     issued Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131")./ This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. It is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt this new standard in fiscal year 1998 and does not believe that this statement will have a significant impact on its financial statements.


     NOTE B - COMMITMENTS

     The Company has capital leases for computer and office equipment that expire through 2000 and has a noncancelable operating lease for a facility expiring in August 1999 which is included in the operating lease amounts below.



     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     COMPUMED, INC. AND SUBSIDIARIES


     NOTE B-COMMITMENTS (CONTINUED)

     The following is a summary as of September 30, 1997 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

                                           Capital Operating
     Year ending September 30               Leases  Leases
                                          ------------------

          1998                            $111,000  $233,000
          1999                             101,000   212,000
          2000                              56,000      -0-
          2001                               4,000
                                                        -0-
                                          --------  --------
     Total minimum lease payments          272,000  $445,000
                                                    ========
     Less amount representing interest      39,000
                                          --------
     Net minimum lease payments            233,000
     Less current portion                   81,000
                                          --------

     Present value of net minimum
       payments, less current portion   $  152,000
                                          ========

     Included in accumulated depreciation and amortization at September 30, 1997 is $437,000 related to capital leases. Amortization of capital leases is included in depreciation and amortization expense. Rental expense under operating leases was $233,000 (1997) and $245,000 (1996).

     On May 1, 1996, the Company entered into a research and license agreement with the University of Massachusetts Medical Center (UMMC) in connection with the development of its bone densitometer device. Under the terms of the license agreement, the Company will receive from UMMC worldwide rights, in the field of bone densitometry, to develop and market devices and services, subject to FDA regulation, which employ the licensed technology of certain US patents owned by UMMC. UMMC has reserved the right to license the technology to two other companies. For the license agreement, the Company paid a $25,000 license initiation fee. The Company will also pay additional amounts totaling $175,000 upon the completion of certain milestones and will remit royalty payments of 3% of the revenues generated from product sales when such sales should commence in the future. No amounts were paid under the license agreement during fiscal 1997.

     Under the terms of the research agreement with UMMC, the Company is sponsoring research during a two-year period which focuses on digital bone densitometry measurement techniques integrating the Company's proprietary software. The Company will reimburse UMMC for their costs in the amount of $100,000 during the first year and $50,000 during the second year of the agreement. During fiscal 1997, payments of $87,500 were made under this agreement with $37,500 remaining to be paid at September 30, 1997.


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     COMPUMED, INC. AND SUBSIDIARIES

     NOTE C-INCOME TAXES

     At September 30, 1997, the Company has available for federal income tax purposes, net operating loss carryforwards of approximately $15,943,000 which expire between 1998 and 2012. The utilization of the above net operating loss carryforwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization.

     Significant components of the Company's deferred tax liabilities and assets as of September 30, 1997 and 1996 are as follows:

          Deferred tax liabilities:                 1997           1996
                                                ------------   ------------
             Property and Equipment               $( 72,000)    $  (41,000)

          Deferred tax assets:
             Account receivable allowance            29,000        113,000
             Accrued expenses                        20,000         20,000
             Tax credits                              9,000
             Net operating loss carryforwards
                                                  5,890,000      4,955,000
                                                  ---------      ---------
               Total deferred tax assets          5,948,000      5,088,000

             Valuation allowance for
               deferred tax assets               (5,876,000)    (5,047,000)
                                                 ----------     ----------
               Net deferred tax assets               72,000         41,000
                                                 ----------     ----------
                        Total                    $        0     $        0
                                                 ==========     ==========

     NOTE D-STOCKHOLDERS' EQUITY

     Common Stock:  On August 13, 1992, the Company issued 8,000,000 units, each
     -------------
     unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. This offering was sold at $.25 per unit for net proceeds of $1,505,000. On September 17, 1992, the 8,000,000 shares of Common Stock became separately tradable.

     After a one for ten reverse stock split of October 17, 1994, the 8,000,000 warrants were exercisable to purchase 800,000 shares of Common Stock until August 2, 1997. This entitles a holder of 10 warrants to purchase one share of the Company's Common Stock at $3.75 per share. The outstanding warrants were callable by the Company at any time after August 3, 1994, at a price of $.05 per warrant. A total of 1,528,300 of the warrants were exercised as of September 30, 1997. On August 1, 1997, the expiration date of the warrants was extended until August 2, 1999.


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     COMPUMED, INC. AND SUBSIDIARIES

     NOTE D-STOCKHOLDERS' EQUITY (CONTINUED)


     The Company issued to the underwriter 800,000 units, each unit consisting of the right to purchase one share of Common Stock at a price of $.30 per share and one warrant to purchase one share of Common Stock for $.375 per share. The units and underlying warrants expired on August 2, 1997.

     During Fiscal 1997, the Company issued 24,621 shares of Common Stock to one of the shareholders of MB Neutraceuticals (MB) in accordance with antidilution provisions of an Agreement and Plan of Reorganization entered into on March 18, 1994. An additional 24,621 shares of Common Stock will be issued to the other MB shareholder in accordance with the Agreement.

     Class A $3.50 Cumulative Convertible Voting Preferred Stock: The holders of
     ------------------------------------------------------------
     Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors of the Company, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. Every two shares of the Class A Preferred Stock are presently convertible, subject to adjustment, into one share of Common Stock. In the event of any liquidation, the holders of the Class A Preferred Stock are entitled to receive $2.00 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class A Preferred Stock. The Class A Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class A Preferred Stock stockholders have the right to convert their shares into Common Stock during such 30-day period.

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



     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     COMPUMED, INC. AND SUBSIDIARIES


     NOTE D-STOCKHOLDERS' EQUITY (CONTINUED)


     Class B $3.50 Convertible Voting Preferred Stock: In August, 1994, the
     -------------------------------------------------
     Company issued 52,333 shares of Class B $3.50 Convertible Preferred Stock ("Class B Preferred Stock") in connection with the acquisition of commercial property. The holders of Class B Preferred Stock are entitled to receive dividends only, when and as declared by the Board of Directors of the Company. Each share of Class B Preferred Stock is convertible, subject to adjustment, into ten shares of Common Stock. In the event of any liquidation, the holders of the Class B Preferred Stock are entitled to receive $3.50 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class B Preferred Stock. Each share of Class B Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class B Preferred Stock stockholders have the right to convert their shares into Common Stock during this 30-day period.

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

     During the fiscal year ended September 30, 1997, 1,933 shares of Class B stock were converted to 19,330 shares of Common Stock. A total of 4,000 shares of Common Stock are currently issuable upon conversion of the remaining 400 shares of Class B Preferred Stock.



     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
     COMPUMED, INC. AND SUBSIDIARIES

     NOTE D-STOCKHOLDERS' EQUITY (CONTINUED)

     Stock Options:  The Company's Stock Option Plan provides for the granting
     --------------
     of options to key employees, officers and certain individuals to purchase shares of the Company's Common Stock. Options intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options may be granted under the Stock Option Plan. Incentive stock options granted under the Stock Option Plan shall be exercisable for a period of not more than ten years from the date of grant. The purchase price per share of Common Stock issuable under the Stock Option Plan will not be less than the fair market value of such shares on the date the option is granted.

     In addition to options issued pursuant to the Plan, the Company has granted non-qualified stock options to certain members of the Board of Directors, management and consultants of the Company. Such options have been granted at the market prices at the date of grant and are for a term of five or ten years. As of September 30, 1997, there were 994,918 shares reserved for exercise of options granted, of which 778,881 were exercisable subject to vesting.

     In accordance with Statement 123, pro forma information regarding net income and earnings per share has not been presented because the effect of the employee stock option grants is immaterial in 1997 and 1996.

     A summary of the Company's stock option activity, and related information for the years ended September 30 follows:

                                            1997                 1996
                                      -----------------     ---------------
                                                Weighted-            Weighted
                                                 Average             Average
                                                 Exercise            Exercise
                                      Shares      Price     Shares    Price
                                      ------      -----     ------    -----
     Options outstanding,
     beginning of year              1,002,983      1.21   936,944        1.22
     Options exercised                 48,120      1.00   141,461        1.00
     Options granted                  270,000      0.82   207,500        1.00
     Options forfited/canceled          4,240      1.00         0

     Options outstanding, end of
     year                           1,220,623      1.13 1,002,983        1.21

                                                                         1.32
     Exercisable at end of year       798,534      1.26   653,225

     The exercise prices for options outstanding at September 30, 1997 ranged from $.75 to $1.92.




          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          COMPUMED, INC. AND SUBSIDIARIES

          Warrants: At September 30, 1997, the Company had the following warrants outstanding for the purchase of its common stock:

           Description           Expiration        Number of     Exercise
           -----------              Date             Shares       Price
                                    ----            Issuable      -----
                                                    --------
     Secondary Offering          August 1999         669,170        $3.75
     SASCO                     September 2000        147,000        $2.50
     Israel Trading             December 1999        142,857        $1.10
     Other                      January 1998          25,000        $ .39
                                                     -------
         Total warrants                              984,027
           outstanding                               -------

          NOTE E-RENTAL PROPERTY

          In 1996 the Company disposed of certain property that had been acquired in 1994. The total costs associated with owning and operating the rental property, including debt service, were $0 in 1997 and $128,000 in 1996 with rental proceeds of $0 in 1997 and $99,000 in 1996. The depreciation taken by IRSCO on the IRSCO Property was $0 in 1997 and $49,000 in 1996.


          NOTE F-SAVINGS AND RETIREMENT PLANS

          The Company has a Savings and Retirement Plan (the "Plan") under which every full-time salaried employee who is 18 years of age or older may contribute up to 15 percent of his or her annual salary to the Company's Plan. For an employee contribution of up to but not exceeding 6 percent of the employee's annual salary the Company will make a matching contribution of $.25 for every $1.00 of the employee's contribution. The Company's contributions are 100% vested after 60 months of contributions to the Plan.
          Benefits are payable under the Plan upon termination of a participant's employment with the Company or at retirement. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company's matching contribution which was charged to expense was $8,000 and $8,000 in fiscal 1997 and 1996, respectively.

          NOTE G-CONTINGENCIES

          On October 24, 1997, the Order Preliminarily Approving Settlement and Providing for Notice was approved by the United States District Court for the Central District of California to settle the securities class action and derivative litigation filed on behalf of persons who purchased Common Stock during various time periods spanning from August 11, 1995 through October 17, 1995, inclusive and derivatively on behalf of the Company (the
          "Securities Litigation"). The Securities Litigation alleged violations of federal and state securities laws by the Company and certain of its officers and directors. The terms of the Stipulation of Settlement include cash payments in the total amount of $1,300,000. Of this


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          COMPUMED, INC. AND SUBSIDIARIES


          amount, $1,000,000 was paid by proceeds from the Company's insurance coverage. The cash payment has been made into an escrow account for their benefit. Additionally, the Company will issue 1,870,000 warrants to purchase shares of Common Stock of the Company at $3.00 per share for five years, and 770,000 shares of Common Stock. The consummation of the Settlement is subject to obtaining court approval after notice to the class members has been given. The Company will additionally issue warrants to the insurance company to purchase 50,000 shares of common stock of the Company at an exercise price of $3.00 per share for a period of five years. The Company recorded a $2,786,000 expense in 1996 related to the Settlement. Shares of Common Stock and Warrants have been reserved for the Settlement.

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

          Under the license agreement for the OsteoGram(R), Merck will pay the Company royalties for each revenue-producing test using the OsteoGram(R) technology during the years 1996 through 2000. The royalties will escalate from $2 to $4 per test over that period. These royalty payments have no maximum amount during 1996 through 1998, but they are subject to a maximum in the year 1999 equal to the lesser of 10 percent of Merck's total collected revenues in that year or $3 million and a maximum in the year 2000 equal to the lesser of 10 percent of Merck's total collected revenues in that year or $4 million. There are no minimum royalties under the agreement. During the fiscal year ended September 30, 1997, Merck paid $119,000 for the tests performed.

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



          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          COMPUMED, INC. AND SUBSIDIARIES


          NOTE I - SUBSEQUENT EVENT

          In November 1997, the Company entered into an agreement to sell 35,000 shares of Class C 7% Preferred Stock for $3,500,000. In accordance with the agreement, 17,500 of the shares were sold on December 24, 1997. The Preferred Stock may be converted to Common Stock for a period of two years at a conversion price which is 75% of the market price of the Common Stock at the date of conversion. Should the value of the Company Common Stock fall substantially prior to conversion, the Preferred Stock holders could gain a significant share of the equity of the Company upon conversion. Upon conversion, the Preferred shareholders will also receive warrants for the purchase of Common Stock equal to the number of shares issued upon conversion at an exercise price at the conversion price for three years. The securities sale agreement also provides for an additional sale (second tranche) of Preferred Stock of $1,750,000 if certain conditions are met. The terms of the second tranche are similar to the first, except that the conversion price will be 77.5% of the market price at conversion.



          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          COMPUMED, INC. AND SUBSIDIARIES

               EXHIBIT INDEX
               -------------

          EXHIBIT
          NUMBER      DESCRIPTION OF EXHIBIT

          -------     ----------------------

          21          Subsidiaries of the Company

          23          Consent of Ernst & Young LLP

          27          Financial Data Schedule