Form 10KSB/A
period 1997-09-30
COMPUMED INC
filed 1998-01-29
CIK 700998

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-KSB/A

                                   AMENDMENT NO. 1
          (Mark One)

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

        Documents  incorporated by reference:   None

                                       PART III
                                       --------

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AN CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Executive Officers and Directors

               The following table sets forth certain information concerning the directors and executive officers of the Company as of December 31, 1997:

                                                            Year
                                                           Became
          Name                   Position with Company    Director    Age
          ----                   ---------------------    --------    ---

          Robert Goldberg        Chairman of the Board      1994       64
          James Linesch          President, CFO, Secretary  n/a        43
          Herbert S. Lightstone  Director                   1997       64
          John Minnick           Director                   1985       49
          Rod Raynovich          Director                   1995       54
          John Romm, M.D.        Director                   1997       67
          Robert Stuckelman      Director                   1973       65

               The terms of the Board of Directors will expire at the next annual meeting of stockholders. The Company's officers are elected by the Board of Directors and hold office at the will of the Board.

          BACKGROUND EXPERIENCE OF DIRECTORS AND OFFICERS

          Mr. Goldberg is a senior partner in the firm of Francis, Goldberg
          ------------
          & Powers, a certified Public Accounting Firm and has been associated with such firm since January 1995. Prior thereto, he was a senior partner in the Los Angeles office of Bernstein, Fox, Goldberg & Licker Certified Public Accountants for fifteen years. He is certified in both California and New York and has been a member of the New York State Bar. Mr. Goldberg attended Lehigh University, Brooklyn Law School and New York University School of Law and has lectured for the Practicing Law Institute and The American College of Life Underwriters. He is a member of the Estate Planning Council, Professional Planners Forum and various accounting societies.

          Mr. Linesch joined the Company in June 1996 as Vice President and
          -----------
          Chief Financial Officer and became President and Secretary in August 1997. From 1991 until 1996, he served as Chief Financial Officer of Universal Self Care, Inc. ("Universal"), a durable medical equipment supplier, publicly traded on the Nasdaq Small Cap market and is currently a director of Universal. From 1987 to 1991, he served as the Chief Financial Officer of Science

          Dynamics Corp., specializing in sales, service and development of medical billing software. He has practiced as a CPA in California with Price Waterhouse from 1981 to 1984. Mr. Linesch received his BS degree in Finance from California State
          University, Northridge, and his MBA degree from the University of Southern California.

          Mr. Lightstone is Vice President, Corporate Development, with ICN
          --------------
          Pharmaceuticals, (NYSE:ICN) where he is also responsible for ICN's global public and investor relations activities, having rejoined ICN in 1994, and also served with ICN from 1968 until 1981. From 1983 through 1988, Mr. Lightstone served as a director and subsequently Chairman & CEO of Immunetech Pharmaceuticals. He has been a consultant to numerous emerging companies.

          Mr. Minnick is President of Minnick Capital Management, an
          -----------
          investment management firm that he founded in 1972. Mr. Minnick, an attorney is a member of the Kansas Bar and has had a long-standing relationship with the Company in his capacity as investment counsel for a large number of investors in franchise programs that the Company originated. He has served as a director on other corporate and non-profit boards and is a member of the Association for Investment Management and Research (AIMR). Mr. Minnick is a graduate of Washburn University (BA) and the Washburn University School of Law (JD).

          Mr. Raynovich is a principal of Raygent Associates, a healthcare
          -------------
          consulting firm providing investment banking and business development services. He was President and Chief Executive Officer of the Company from October 1994 until August 1997. Mr. Raynovich has 25 years of experience in the medical diagnostics and biotechnology industry. Mr. Raynovich served as President of Raygent Associates, from April 1993 to October 1994. He was President and CEO of Leeco Diagnostics, Inc., which merged into Endogen, Inc., from August 1990 to April 1993. Mr. Raynovich was Vice President of Business Development of Cambridge Bioscience Corp. He has also held management positions with Abbott Laboratories and Johnson & Johnson. Mr. Raynovich received his M.B.A. from Rutgers University and his B.S. from Penn State University.

          Dr. Romm has practiced internal medicine and gastroenterology in
          --------
          private practice since 1962. He earned his MD at Wayne State College of Medicine and also holds a BS in biology. He is an associate professor of medicine at the University of California, Los Angeles and is an attending physician at CedarsSinai Medical Center.

          Mr. Stuckelman founded the Company in 1973 and served as its
          --------------
          President to 1982. From 1982 through 1989, Mr. Stuckelman was a business consultant for small and medium size companies. In 1989, he rejoined the Company as President and Chief Executive Officer in which capacities he served until October 1994. Mr. Stuckelman has been a director of the Company since its incorporation. Since 1994, he has been President of Technical Management Consultants, which provides business consulting services. He is also a director of Medical Resources Management, Inc., a public company that rents laser surgery equipment to doctors and hospitals. He holds an MSEE from the University of Southern California and a BEE from Cornell University.

               There is no family relationship among the directors or executive officers of the Company.

          BOARD MEETINGS AND COMMITTEES

          The Board of Directors of the Company held a total of four meetings during the fiscal year ended September 30, 1997, No director attended fewer than 75% of the aggregate of all meetings of the Board of Directors.

          The Board of Directors has established three Committees:
          Executive, Audit and Compensation.

          The Executive Committee current consists of Mr. Goldberg, Mr. Minnick and Mr. Lightstone. It meets monthly.

          The Audit Committee is primarily responsible for approving the services performed by the Company's independent auditors and reviewing reports of the Company's internal and external auditors regarding the Company's accounting practices and systems of internal accounting controls. This Committee currently consists of Mr. Stuckelman and Mr. Goldberg. The Audit Committee met two times during the fiscal year ended September 30, 1997,

          The Compensation Committee reviews and approves the Company's compensation policy and has assumed responsibility for administration of the Company's 1992 Stock Option Plan. This Committee currently consists of Mr. Minnick and Mr. Romm, The Compensation Committee met two times during the fiscal year ending September 30, 1997.

          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of its Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC") and each exchange [or market quotation system] on which the Company's securities are registered. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all ownership forms they file.

          Based solely on its review of the copies of such forms received by it, or written representations that no Form 5 was required, the Company believes that, during the year ended September 30, 1997, its officers, directors, and greater than ten-percent beneficial owners compiled with all applicable filing requirements.

          ITEM 10.  EXECUTIVE COMPENSATION

          The following table sets forth the compensation for the fiscal year ended September 30, 1997 for the Company's chief executive officer and all executive officers whose compensation exceeded $100,000 for such fiscal year.


                  Name and        Fiscal         Annual         Compensation
             Principal Position    Year          Salary             Bonus
             ------------------   ------         ------         ------------
           J. Linesch              1997         $ 98,077           $ 5,000
           President and CEO       1996         $ 32,308*                0

           R. Raynovich            1997         $111,660                 0
           Former President        1996         $ 90,000                 0
                                   1995         $140,000***        $25,000



                                              Long-Term
                  Name and        Fiscal     Compensation      All Other
             Principal Position    Year     Stock Options    Compensation
             ------------------   ------    -------------    ------------
           J. Linesch              1997           25,000
           President and CEO       1996           25,000

           R. Raynovich            1997           25,000
           Former President        1996               --
                                   1995          158,150        $35,000



          *    Reflects actual salary from May 1996 to fiscal year end 1996

          **   Reflects actual salary from October 1996 to August 1997

          ***  Reflects actual salary from October 1994 to fiscal year end
               1995


          EMPLOYMENT AGREEMENTS

          Mr. Raynovich has an employment agreement with the Company through May 31, 1998, which was terminated in August 1997. Pursuant to the terms of the Agreement, dated June 1, 1996, he received an annual salary of $120,000, subject to annual increases based on the Consumer Price Index and was also entitled to receive periodic discretionary bonuses with an annual cumulative amount not to exceed $40,000. In connection with his relocation, the Company agreed to loan him up to $42,000, the liability of which would be forgiven over approximately two years. The Company and Mr. Raynovich are currently in negotiations in connection with the termination of the employment agreement.

          EMPLOYEE STOCK OPTION PLANS

          The Company established its 1992 Stock Option Plan (the "1992 Plan") to enable the Company to recruit and retain selected officers and other employees by providing equity participation in the Company to such individuals. Under the 1992 Plan, regular salaried employees, including directors who are full time employees, may be granted options exercisable at not less than 100% of the fair market value of the Common Stock on the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than 10% of the voting power of all classes of stock of the Company must be 110% of the fair market value of the Common Stock on the date of grant and the duration of the options granted may not exceed five years. Prior to the existence of any public market for the Company's shares, the fair market value had been determined from time to time by the Board of Directors. Options generally become exercisable at a rate of 33% of the shares subject to an option one year after its grant. The remaining shares generally become exercisable over an additional 24 months. The duration of options may not exceed ten years. Options under the Plan are nonassignable, except in the case of death and may be exercised only while the optionee is employed by the Company, or in certain cases, within a specified period after termination of employment (within three months) or death (within twelve months). The purchase price and number of shares of Common Stock that may be purchased upon exercise of options are subject to adjustment in certain cases, including stock splits, recapitalizations and reorganizations.

          Under the 1992 Plan, the Company may grant qualified or non-qualified options for the purchase of 880,000 shares of Common Stock. At the year ended September 30, 1997, there were 594,975 shares reserved for exercise of options granted, of which 431,937 were exercisable subject to vesting, and 285,025 were available for grant under such plan. Officers and members of the Board of Directors hold an aggregate of 778,881 options, subject to vesting, having exercise prices ranging from $1.00 to $1.25.

          The amount of options granted and to whom they are granted, is determined by the Board of Directors with the recommendation of the Compensation Committee, at their discretion. There are no specific criteria, performance formulas or measures applicable to the determination of the amount of options to be granted and to whom such options are to be granted.

          The Company's 1982 Stock Option Plan (the "1982 Plan") terminated on January 29, 1992, The terms and conditions of such Plan were in all material respects identical with the 1992 Plan. As of December 31, 1997, 9,805 options remain outstanding under the 1982 Plan expiring in 2001 at an exercise price of $1.00, and no further options may be granted under such Plan.

          SAVINGS AND RETIREMENT PLANS

          In July 1987 the Company instituted a Savings and Retirement Plan (the "S&R Plan"). Under the S&R Plan, every full-time salaried employee who is 18 years of age or older may contribute up to 15% of his or her annual salary to the S&R Plan. The Company will make a matching contribution of $.25 for every $1.00 of the employee's contribution for an employee contribution of up to but not exceeding 6 percent of the employee's annual salary. Company contributions are 100% vested after 60 months of contributions to the S&R Plan. Benefits are payable under the S&R Plan upon termination of a participant's employment with the Company or at retirement, The S&R Plan meets the requirements of Section 401(k) of the Internal Revenue Code. Internal Revenue Service regulations limit the percentage of tax-deferred contributions that can be made by higher-compensated participants. There are restrictions upon withdrawal of tax deferred contributions, but participants are permitted to borrow against the value of their tax deferred accounts.

                       STOCK OPTION GRANTS IN LAST FISCAL YEAR

                               Individual Grants
                               -----------------

                          Number of
                          Securities
                          (shares of
                        Common Stock)      % of Total
                          Underlying    Options Granted   Exercise
                           Options        to Employees     Price     Expiration
            Name          Granted(1)     in Fiscal Year  ($/share)      Date
            ----          ----------     --------------  ---------   ----------
     J. Linesch           25,000              11%             $.75       2006
     R. Raynovich         25,000              11%             $.75       2006

     ------------------------
     (1)  Options vested over a three-year period.


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR END OPTION VALUES

          The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended September 30, 1997 and the fiscal year-end value of unexercised options for the Company's named executive officers.

                                               Number of
                                              Securities
                                              (shares of            Value of
                                             Common Stock)        Unexercised
                                              Underlying          In-the-money
                      Shares              Unexercised Options      Options at
                     Acquired             at Fiscal Year End  Fiscal Year End(1)
                        on       Value       Exercisable/         Exercisable/
          Name       Exercise   Realized     Unexercisable       Unexercisable
          ----       --------   --------  ------------------    ----------------
      J. Linesch        --         --         21,250/67,500     $19,975/$75,950
      R. Raynovich      --         --        158,150/25,000     $188,199/$3,000

               (1) Based upon the closing market price of the Company's Common Stock as reported on the Nasdaq Small Cap market on September 30, 1997 minus the respective option exercise prices.


          NON PLAN STOCK OPTIONS

          Between February 1992 and March 1997, a total of 944,918 stock options were granted to directors, officers and consultants outside either the 1982 Plan or 1992 Plan. The exercise prices of these non-plan stock options were between $1.00 and $4.00 per share which were equal to the fair market value of the Common Stock on the respective dates of grant, and they expire between 1996 and 2001. As of December 31, 1997, 166,037 of these non-qualified stock options were exercised and 778,881 were still outstanding.

          ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          (a) MANAGEMENT
          --------------

               The following table sets forth information concerning beneficial ownership of the Company's Common Stock as of December 31, 1997 by: (a) each director of the Company; and
               (b) all executive officers and directors of the Company as a group.

                                            Amount and Nature of
                                            Beneficial Ownership
                                      --------------------------------
           Name and Address* of        Number of           Percent of
             Beneficial Owner          Shares(1)              Class
           --------------------        ---------           ----------
           Robert Stuckelman          280,325(2)               3%
           John Minnick               198,614(3)               2%
           Rod Raynovich              191,483(4)               2%
           Robert Goldberg            167,937(5)               2%
           Herbert S. Lightstone       50,000(6)               .5%
           John Romm, M.D.             8,333(7)                .1%
           All Officers and
           Directors as a group
           (8 in number)              926,275(8)               9%

          ----------------------------

          (1)  Includes options exercisable within sixty days of January
               28, 1998.
          (2) Includes 125,810 shares subject to non-qualified and qualified stock options.
          (3) Includes 198,614 shares subject to non-qualified stock options.
          (4) Includes 166,483 shares subject to non-qualified stock options.
          (5) Includes 167,937 shares subject to non-qualified stock options
          (6) Includes 50,000 shares subject to non-qualified stock options.
          (7) Includes 8,333 shares underlying non-qualified stock options.
          (8) Includes 746,760 shares in addition to shares listed in above footnotes subject to non-qualified and qualified stock options.
          (*) c/o CompuMed, Inc, 1230 Rosecrans Avenue, Manhattan Beach, California 90206.

          (b) FIVE PERCENT STOCKHOLDERS
          -----------------------------

               The following table sets forth information concerning beneficial ownership of the Company's Common Stock as of December 31, 1997 by persons known to the Company as the beneficial owners of more than 5% of the outstanding Common Stock as of such date.

           Name and Address of               Number of       Percent of
           Beneficial Owner                    Shares           Class
           -------------------               ---------       ----------
           The Shaar Fund, Ltd.             884,956 (1)         8.9%
           Kaya Flamboyan 9
           Curacao, Netherlands Antilles

          (1) Includes 884,956 shares underlying 10,000 shares of Class C Series 1 7% Convertible Preferred Stock. Each share of Class C Series 1 Preferred Stock is convertible into a number of shares of Common Stock determined by dividing $100 by the lesser of (a) $1.51 or (b) the product of (i) .75 and
               (ii) the average closing bid price of the Common Stock for the 10 consecutive trading days immediately preceding the receipt of the notice of conversion, subject to limitations on the number of shares then convertible if the market price of the preceding notice of conversion is less than $1.00 on the trading date preceding the notice of conversion. Does not include warrants to purchase Common Stock issuable upon conversion of the Class C Preferred Stock at the rate of one three-year warrant exercisable at a price equal to the conversion price for each share of Common Stock received upon conversion.

          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          --------------------------------------------------------

               There were no related-party transactions or relationships during the fiscal year ended September 30, 1997.

                                      SIGNATURES

             In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  COMPUMED, INC.
                  ----------------------------------
                  Registrant


                  By: /s/ James Linesch
                      ------------------------------
                        James Linesch, President


                  Date:  January 28, 1998
                        ----------------------------