Form 10QSB
period 1997-12-31
COMPUMED INC
filed 1998-02-17
CIK 700998

SECURITIES AND EXCHANGE COMMISSION
                                    UNITED STATES
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB
                                      (Mark One)


                 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1997

                                          or

                [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to _________

                           Commission File Number:  0-14210

                                    COMPUMED, INC.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                     Delaware                               95-2860434
          ------------------------------                -------------------
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

               The registrant had 9,066,463 shares of common stock, ($.01 par value) issued and outstanding as of February 12, 1998.

                                        INDEX

                           COMPUMED, INC. AND SUBSIDIARIES


                                                                       PAGE
                                                                       ----
          PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements (unaudited)

                   Consolidated balance sheets - December 31, 1997
                   (unaudited) and September 30, 1997.                    3

                   Consolidated statements of operations - three months
                   ended December 31, 1997 and 1996 (unaudited).          5

                   Consolidated statements of cash flows - three months
                   ended December 31, 1997 and 1996 (unaudited).          6

                   Notes to interim unaudited consolidated financial
                   statements.                                            7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                  10


          PART II. OTHER INFORMATION

          Item 1.  Legal Proceedings                                     12

          Item 2.  Changes in Securities and Use of Proceeds             12

          Item 6   Exhibits and Reports on Form 8K                       13


          SIGNATURES                                                     14

                                        PART I

                                FINANCIAL INFORMATION

                        CONSOLIDATED CONDENSED BALANCE SHEETS
                           COMPUMED, INC. AND SUBSIDIARIES


                                               December 31,  September 30,
                                                   1997          1997
                                               ------------  ------------
                                               (Unaudited)
           ASSETS

           CURRENT ASSETS
           Cash                                  $   40,000    $    81,000
           Marketable securities                  2,119,000        850,000
           Accounts receivable, less
           allowance of $81,000
           (December 1997) and $66,000
           (September 1997)                         275,000        247,000
           Inventories                               34,000         55,000
           Prepaid expenses and other                24,000         27,000
           current assets                        ----------    -----------

                    TOTAL CURRENT ASSETS          2,492,000      1,260,000

           PROPERTY AND EQUIPMENT
           Machinery and equipment                2,996,000      2,994,000
           Furniture, fixtures and leasehold
           improvements                             208,000        208,000
           Equipment under capital leases           787,000        787,000
                                                 ----------    -----------
                                                  3,991,000      3,989,000

           Less allowance for depreciation        3,640,000      3,591,000
           and amortization                      ----------    -----------
                                                    351,000        398,000

           OTHER ASSETS
           Required franchises, net of
           accumulated amortization of
           $279,000 (December 1997) and
           $263,000 (September 1997)                 47,000         63,000
           Other assets                              52,000         55,000
                                                 ----------    -----------

                                                 $2,942,000     $1,776,000
                                                 ----------     ----------




   See notes to interim unaudited consolidated condensed financial statements.

                        CONSOLIDATED CONDENSED BALANCE SHEETS
                           COMPUMED, INC. AND SUBSIDIARIES

                                             December 31,   September 30,
                                             ------------    ------------
                                                 1997            1997
                                              (Unaudited)

           LIABILITIES AND STOCKHOLDERS' EQUITY

           CURRENT LIABILITIES
           Accounts payable                   $  182,000      $  174,000
           Other accrued liabilities             469,000         501,000
           Current portion of capital             84,000          81,000
           lease obligations                  ----------      ----------
                    TOTAL CURRENT
                    LIABILITIES                  735,000         756,000

           CAPITAL LEASE OBLIGATIONS, less
           current portion                       129,000         152,000

           COMMITMENTS AND CONTINGENCIES

           STOCKHOLDERS' EQUITY
           Preferred stock, $.10 par
           value--authorized 1,000,000
           shares

           Class A $3.50 cumulative
           convertible voting preferred
           stock, issued and outstanding --
           8,400 shares                            1,000           1,000

           Class B $3.50 convertible
           voting preferred stock, issued
           and outstanding--400 shares             1,000           1,000

           Class C 7% Series 1 convertible
           preferred stock issued and
           outstanding--17,500 shares          1,750,000               0

           Common Stock, $.01 par value-
           authorized 50,000,000 shares,
           issued and outstanding--
           9,066,463 shares (December
           1997) and 9,041,857 shares
           (September 1997)                       91,000          90,000
           Additional paid in capital         27,107,000      27,169,000
           Retained deficit                  (26,872,000)    (26,393,000)
                                              ----------      ----------
                    STOCKHOLDERS' EQUITY       2,078,000         868,000
                                              ----------      ----------
                                              $2,942,000      $1,776,000
                                              ----------      ----------


   See notes to interim unaudited consolidated condensed financial statements.

                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           COMPUMED, INC. AND SUBSIDIARIES

                                                  Three Months Ended
                                                      December 31
                                                   1997           1996
                                                   ----           ----
           REVENUES FROM OPERATIONS
           ECG service                           $  349,000    $  487,000
           Osteo royalties                           25,000        29,000
           Supplies sales                            41,000        37,000
                                                 ----------    ----------
                                                    415,000       553,000
           COSTS AND EXPENSES
           Cost of services                         237,000       290,000
           Cost of goods sold                        28,000         9,000
           Selling expenses                          44,000       112,000
           Research and development                 163,000       173,000
           General and administrative
           expenses                                 364,000       439,000
           Depreciation and amortization             67,000        81,000
                                                 ----------    ----------
           LOSS FROM OPERATIONS                    (488,000)     (551,000)

           Interest income                           14,000        30,000
           Interest expense                          (5,000)       (3,000)
                                                 ----------
           NET LOSS                              $  479,000    $ (524,000)
                                                 ==========    ==========

           NET LOSS PER SHARE

           Basic                                 $     (.05)   $     (.06)
                                                 ==========    ==========
           Diluted                                    $(.05)   $     (.06)
                                                 ==========    ==========
           Weighted average number of
           common shares outstanding              9,054,160     8,952,286
                                                 ==========    ==========





   See notes to interim unaudited consolidated condensed financial statements

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                       COMPUMED, INC. AND SUBSIDIARIES

                                               December 31,  September 30,
                                               ------------  ------------
                                                   1997          1997
                                               (Unaudited)

           OPERATING ACTIVITIES
           Net loss                            $ (479,000)    $ (524,000)
           Adjustment to reconcile net loss
           to net cash used in operating
           activities:
              Depreciation and amortization        68,000         81,000
           Changes in operating assets and
           liabilities:
              Accounts receivable                 (28,000)        19,000
              Inventories, prepaid expenses
              and other assets                     24,000         55,000
              Accounts payable and other          (24,000)       (14,000)
              liabilities                      ----------     ----------
           NET CASH USED IN OPERATING
           ACTIVITIES                            (439,000)      (383,000)

           INVESTING ACTIVITIES:
           Investment in marketable
           securities                          (1,675,000)
           Sale of marketable securities         (406,000)       316,000
           Purchases of property, plan and
           equipment                                2,000        (18,000)

           NET CASH (USED IN) PROVIDED BY
           INVESTING ACTIVITIES                (1,271,000)       298,000

           FINANCING ACTIVITIES:
           Sale of Class C &% Series 1
           convertible preferred stock, net
           of offering costs                    1,654,000
           Dividends on Class A preferred
           stock                                   (1,000)        (1,000)
           Principal payments on capital
           lease obligations                      (29,000)        (9,000)
           Exercise of stock options and           25,000
           warrants                            ----------     ----------
           NET CASH PROVIDED BY (USED IN)       1,669,000         10,000
           FINANCING ACTIVITIES                ----------     ----------
           DECREASE IN CASH                       (41,000)        95,000
           Cash at beginning period                81,000        155,000
                                               ----------     ----------

           CASH AT END OF PERIOD               $   40,000     $   60,000
                                               ----------     ----------

           Cash paid for interest:             $    5,000     $    3,000
                                               ----------     ----------



   See notes to interim unaudited consolidated condensed financial statements.

                  NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED
                                 FINANCIAL STATEMENTS

                           COMPUMED, INC. AND SUBSIDIARIES


          NOTE A--BASIS OF PREPARATION

          The balance sheet at September 30, 1997 has been derived from the Company's year-end audited financial statements.

          The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements for the year ended September 30, 1997 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

          NOTE B--PER SHARE DATA

          Basic loss per share is calculated using the net loss less preferred stock dividends, divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

          NOTE C--COMMITMENTS AND CONTINGENCIES

          On August 5, 1996 the Company entered into a Memorandum of Understanding to confirm the material terms of an agreement in principle to settle the securities class action and derivative litigation filed in the United States District Court for the Central District of California (the "Court") on behalf of persons who purchased Common Stock during various time periods spanning from August 11, 1995 to October 17, 1995, inclusive and
          derivatively on behalf of the Company.   On January 26, 1998, the
          United States District Court for the Central District of California approved the settlement of the class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding. See Item 1 of Part II of this report.

          NOTE D--IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for periods ending after December 15, 1997. Under the new requirements basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company adopted Statement 128 in the current quarter, although such adoption did not change amounts previously provided.

          NOTE E--PRIVATE PLACEMENT OF CLASS C CONVERTIBLE PREFERRED STOCK

          On December 24, 1997, the Company closed the placement of 17,500 shares of Series 1 Class C 7% Convertible Preferred Stock (the "Series C-1 Preferred Stock") at a price of $100 per share, or an aggregate purchase price of $1,750,000 pursuant to Securities Purchase Agreements. The Series C-1 Preferred Stock is immediately convertible into shares of the Company's Common Stock at a conversion ratio equal to $100 divided by the lesser of (i) $1.51 or (ii) 75% of the average closing bid price for the ten consecutive trading days prior to the notice of conversion. In the event the closing bid price of the Common Stock is less than $1.00 per share on the trading day immediately preceding the receipt of a conversion notice, the holder requesting conversion would be limited to converting not more than 5% of the shares he initially purchased, which limitation would continue for a period of 30 days. The Company has the right to force conversion of any or all outstanding Series C-1 Preferred Stock on November 30, 1999 at the then conversion ratio. There is no minimum conversion price. Should the value of the Common Stock fall substantially prior to conversion, the holders of the Preferred Stock could obtain a significant share of the Common Stock upon their conversions. Upon conversion of the Series C-1 Preferred Stock, the holder would receive warrants (the "Warrants") to purchase the same number of shares of Common Stock as being issued on the conversion, at an exercise price equal to the conversion price and exercisable for three years from issuance, subject to possible reduction as mentioned below.

          The Securities Purchase Agreements also provide for the issuance of 17,500 shares of Series 2 Class C 7% Convertible Preferred Stock (the "Series C-2 Preferred Stock" and together with the Series C-1 Preferred Stock, the "Class C Preferred Stock"), with the outside date for closing being February 17, 1998, which date may be extended to 30 days after the effectiveness of a registration statement (mentioned below) if the Company's Common Stock has not maintained certain price and volume minimums. The Series C-2 Preferred Stock is identical to the Series C-1 Preferred Stock except that the conversion ratio is equal to $100 divided by the lessor of (i) $1.34 or (ii) 80% (or 77.5% for shares purchased prior to January 1, 1998) of the average closing bid price for the ten consecutive trading days prior to the notice of conversion. In addition, the Company would have the right to force conversion on December 31, 1999. Should a

          Purchaser of Series C-1 Preferred Stock not acquire his portion of the Series C-2 Preferred Stock, such purchaser would forfeit one-half of the Warrants otherwise issuable to him upon the conversion of his Series C-1 Preferred Stock. Upon conversion of Series C-2 Preferred Stock, the holder would be granted warrants similar to the Warrants. On January 22, 1998, the Company sold 8,750 shares of such Series C-2 Preferred Stock for $875,000.

          As a condition to the initial closing of the placement, the Company entered into a Registration Rights Agreement with each purchaser whereby the Company agreed to file a registration statement under the Securities Act of 1933, as amended, with the Securities and Exchange Commission registering for offer and sale the Common Stock underlying his Class C Preferred Stock and Warrants. The registration statement became effective on February 6, 1998.

          The net proceeds from the placement of the Series C-1 Preferred Stock was approximately $1,664,000 (after payment of a 4% fee to
          the distributor and other placement expenses).   The net proceeds
          from the initial placement of the Series C-2 Preferred Stock was approximately $830,000.

          On December 24, 1997, the Company also issued warrants (the "1995 Warrants") exercisable for the purchase of 200,000 shares of its Common Stock at an exercise price of $ 1.10 per share to the distributor of certain placements effected by the Company in 1995 and 1996. The shares of Common Stock underlying the 1995 Warrants were also included in the registration statement filed pursuant to the Registration Rights Agreement.

          NOTE F--TERMINATION OF ROYALTY REVENUES

          On January 7, 1998, the Company was notified of a termination of a license agreement under which the Company had earned royalty revenues for the processing of its OsteoGram(R) bone density test. Revenues earned under this license agreement are anticipated to terminate after February 1998. During the First Quarter 1998 royalty revenues were $25,000. The rights to the OsteoGram technology will revert back to the Company on March 31, 1998 and the Company may enter into new licensing agreements with this technology.

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


          RESULTS OF OPERATIONS
          ---------------------

          Revenues from operations for the three months ended December 31, 1997 (the First Quarter 1998 ) were $415,000, a reduction of $138,000 from the same period in 1997. The revenue decrease is primarily due to the elimination of cardiac event monitoring services previously offered by the Company. No revenue from cardiac event monitoring services was recorded during the First Quarter 1998 compared to $134,000 recorded during the prior year. Revenues from the Company s ongoing transtelephonic ECG services were approximately at the same level as the same period in fiscal 1997. Royalty income was $25,000 for the First Quarter 1998 from OsteoGram(R) operations being managed by a subsidiary of Merck & Co., Inc. as compared to $29,000 during the same period in fiscal 1997; however the license agreement was terminated in January 1998, so royalties will cease as of the Third Quarter 1998. See Note F to Notes to Interim Unaudited Consolidated Condensed Financial Statements. Interest income decreased to $14,000 during the First Quarter 1998 from $30,000 during the same fiscal 1997 period due to liquidations of marketable securities, although investment income may increase to prior levels as a result of the net proceeds from the December 1997 and January 1998 Series C Preferred Stock placements, subject to the use of such funds for research and development and other company expenses and to changes in the current yields of such investments.

          The combined costs of services ($237,000) and selling expenses ($44,000) during the First quarter 1998 decreased by $121,000, as compared to the same prior year period. These decreases in operating costs were primarily due to the elimination of costs associated with the cardiac event monitoring services, which were eliminated as mentioned above, and to several staff reductions relating to the Company s ongoing transtelephonic ECG services. General and administrative expenses decreased during the First Quarter 1998 by $75,000 to $364,000, as compared to 1997, primarily due to a reduction in executive management and to a reduction in insurance costs. Research and development costs decreased slightly to $163,000 during the First Quarter 1998, as compared to the prior year, and such costs are primarily salaries and direct costs relating to the Company s development of the OsteoView(R) bone densitometer.

          Net loss for the First Quarter 1998 was $479,000 compared to a loss of $524,000 for the same period in fiscal 1997. The decreased loss is due to the elimination of certain unprofitable cardiac event monitoring services, and the costs thereof, and to general cost reductions enacted by the Company.


          FINANCIAL CONDITION AND LIQUIDITY
          ---------------------------------

          As of December 31, 1997 the Company had $1,757,000 of working capital, an increase of $1,253,000 from September 30, 1997. This increase in working capital is a result of the sale of the Company s Preferred Stock, generating net proceeds of approximately $1,654,000, which was offset by losses from operations, including product development costs, adjusted for depreciation expense. On January 22, 1998, the Company sold additional Preferred Stock generating net proceeds of approximately $830,000.

          The Company's capital resource commitments at December 31, 1997 consist primarily of sponsored research agreements and costs associated with the development of its second generation OsteoSystem. During the First Quarter 1998, total research and development expenses were $163,000. Expenditures during future periods will meet or exceed this level if all of such costs are borne by the Company. Sponsored research payments with the University of Massachusetts Medical Center are made at the rate of $12,500 per quarter for the second year commencing May 1, 1996. The Varian agreement requires a payment in the amount of
          $65,000 during the next fiscal quarter.   The Company has
          commenced the engineering and design phase of the OsteoView development. In connection with Phase 1 of this development, the Company has entered into agreements with a design and an engineering firm for services over approximately the next quarter with a total cost of $164,000.

          The University of Georgia sponsored Detoxahol research agreement has been suspended and the Company is only supporting patent-related costs at this time. Due to the long-term nature of this project, the Company is seeking a strategic partner to participate in future development.

          The Company intends to pursue additional research and/or sub-contractor agreements relating to its development projects. Additionally, the Company is actively seeking partners and acquisition candidates of businesses that are complementary to its own. Such investments would be financed by the Company s working capital, through issuance of Company securities or a combination thereof. No assurance can be given that any acquisition would not be dilutive to stockholders.

          Due to the development nature of the Company s business activities, the Company is anticipating losses from operations during the following 12 months, unless a development partner is
          secured who will assume a portion of such costs.   Current
          working capital levels are considered adequate for the Company s business activities during the 12 months.


                                       PART II
                                  OTHER INFORMATION


          Item 1.  LEGAL PROCEEDINGS

             On January 26, 1998, the United States District Court for the Central District of California entered a Final Judgment and Order of Dismissal of all actions comprising the CompuMed, Inc. Securities Litigation (CV 95-7051MRP (VAPx)). The Settlement was based upon the Stipulation of Settlement, dated as of August 12, 1997, and filed on October 19, 1997. The terms of the settlement are set forth in Item 3 to the Company s Form 10-KSB for the fiscal year ended September 30, 1997.


          Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

             (c) On December 24, 1997, the Company closed the placement of 17,500 shares of Series 1 Class C 7% Convertible Preferred and on January 27, 1998, the Company closed the placement of 8,750 shares of Series 2 Class C 7% Convertible Preferred Stock. These placements were claimed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by reason of Section 4(2) thereof and Regulation D thereunder. For further information about these placements, see Note E - Private Placement of Class C Convertible Preferred Stock to the Notes to Interim Unaudited Consolidated Condensed Financial Statement included in the financial statements in this Report and the Company's Form 8-K for an event of December 24, 1997.

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                10.1 Stipulation of Settlement of Class Action and Derivative Claims dated as of August 12, 1997 in Re CompuMed, Inc. Securities Litigation (without exhibits).

                10.2 Final Judgment and Order of Dismissal, dated January 26, 1998, in Re CompuMed, Inc. Securities Litigation.

            (b) Form 8-K filed with the SEC on January 9, 1998 for an
                event of December 24, 1997 to report on Item 5 the December 24, 1997 closing of the placement of Series I Class C 7% Convertible Preferred Stock.

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


                                           COMPUMED, INC.
                                           --------------
                                           (Registrant)



                                           By: /s/ James Linesch
                                              ----------------------------
                                               James Linesch
                                               President



          Date:  February 12, 1998

                                 EXHIBIT INDEX


          Exhibit          Description
          -------          -----------

            10.1 Stipulation of Settlement of Class Action and Derivative Claims dated as of August 12, 1997 in Re CompuMed, Inc. Securities Litigation (without exhibits).

            10.2 Final Judgment and Order of Dismissal, dated January 26, 1998, in Re CompuMed, Inc. Securities Litigation.

            27             Financial Data Schedule