Form 10QSB
period 1998-03-31
COMPUMED INC
filed 1998-05-14
CIK 700998

SECURITIES AND EXCHANGE COMMISSION
                                    UNITED STATES
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB
          (Mark One)


                 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

                                          or

                 [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                -------    ---------

                           Commission File Number:  0-14210

                                    COMPUMED, INC.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                     Delaware                          95-2860434
          ------------------------------      -----------------------------
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

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and
          (2) has been subject to such filing requirements in for  the past
          90 days.                                          Yes  X   No
                                                                ---     ---

               The registrant had 11,385,414 shares of common stock, ($.01 par value) issued and outstanding an issued as of March 31, 1998.

                                        INDEX

                           COMPUMED, INC. AND SUBSIDIARIES



          PART I.  FINANCIAL INFORMATION

            Item 1. Financial Statements (unaudited)

                    Consolidated   balance  sheets   --   March  31,   1998
                    (unaudited) and September 30, 1997.

                    Consolidated statements  of operations --  three months
                    and  six   months  ended   March  31,  1998   and  1997
                    (unaudited).

                    Consolidated statements of cash flows -- six months ended March 31, 1998 and 1997 (unaudited).

                    Notes  to  interim  unaudited   consolidated  financial
                    statements.

            Item 2. Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations.


          PART II.  OTHER INFORMATION

            Item 2  Changes in Securities and Use of Proceeds
            Item 6  Exhibits and Reports on Form 8K


          SIGNATURES

                                        PART I

                                FINANCIAL INFORMATION


          CONSOLIDATED CONDENSED BALANCE SHEETS
          COMPUMED, INC. AND SUBSIDIARIES


                                                     March 31,    September 30,
                                                       1998           1997
                                                       ----       -------------
                                                    (Unaudited)
           ASSETS

           CURRENT ASSETS
            Cash                                      $   39,000     $   81,000
            Marketable securities                      3,397,000        850,000
            Accounts receivable, less allowance
              of $40,000 (March 1998) and $66,000
              (September 1997)                           322,000        247,000
            Inventories                                   25,000         55,000
            Prepaid expenses and other current
              assets                                      29,000         27,000
                                                      ----------     ----------

                TOTAL CURRENT ASSETS                   3,812,000      1,260,000

           PROPERTY AND EQUIPMENT
             Machinery and equipment                   2,999,000      2,994,000
             Furniture, fixtures and leasehold
               improvements                              208,000        208,000
             Equipment under capital leases              787,000        787,000
                                                      ----------     ----------
                                                       3,994,000      3,989,000

           Less allowance for depreciation and
             amortization                              3,685,000      3,591,000
                                                      ----------     ----------
                                                         309,000        398,000

           OTHER ASSETS
             Required franchises, net of
               accumulated amortization of
               $295,000 (March 1998) and
               $263,000 (September 1997)                  32,000         63,000
             Other assets                                 25,000         55,000
                                                      ----------     ----------
                                                      $4,178,000     $1,776,000
                                                      ==========     ==========


          See notes to interim unaudited consolidated condensed financial statements

          CONSOLIDATED CONDENSED BALANCED SHEETS
          COMPUMED, INC. AND SUBSIDIARIES

                                                 March 31,   September 30,
                                                   1998           1997
                                                   ----      -------------
                                                (Unaudited)

          LIABILITIES AND STOCKHOLDERS'
          EQUITY

          CURRENT LIABILITIES
            Accounts payable                    $    173,000  $    174,000
            Other accrued liabilities                479,000       501,000
            Current portion of capital lease
              obligations                             87,000        81,000
                                                ------------  ------------

               TOTAL CURRENT LIABILITIES             739,000       756,000

          CAPITAL LEASE OBLIGATIONS, less
            current portion                          106,000       152,000

          COMMITMENTS AND CONTINGENCIES

          STOCKHOLDERS' EQUITY
            Preferred stock, $.10 par value--
              authorized 1,000,000 shares

              Class A $3.50 cumulative
                convertible voting preferred
                stock, issued and outstanding
                --8,400 shares                         1,000         1,000

              Class B $3.50 convertible
                voting preferred stock,
                issued and outstanding--
                300 shares                             1,000         1,000

              Class C 7% convertible
                preferred stock, issued and
                outstanding--18,800 shares         1,465,000

           Common Stock, $.01 par value
             --authorized 50,000,000 shares,
             issued and outstanding--
             11,385,414 shares (March 1998)
             and 9,041,857 shares (September
             1997)                                   114,000        90,000

          Additional paid in capital              29,038,000    27,169,000

          Retained deficit                       (27,286,000)  (26,393,000)
                                                ------------  ------------
               STOCKHOLDERS' EQUITY                3,333,000       868,000
                                                ------------  ------------

                                                $  4,178,000  $  1,776,000
                                                ============  ============

          See notes to interim unaudited consolidated condensed financial statements

          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          COMPUMED, INC. AND SUBSIDIARIES


                                                  Three Months Ended
                                                       March 31,
                                                       --------
                                                    1998          1997
                                                    ----          ----
      REVENUES FROM OPERATIONS
       ECG services                           $    351,000   $   366,000
       ECG product and supplies sales               97,000        21,000
       Cardiac event monitoring services                 0        46,000
       OsteoGram royalties                          17,000        27,000
                                              ------------   -----------

                                                   465,000       460,000


      COSTS AND EXPENSES
       Costs of ECG services                       216,000       227,000
       Cost of goods sold                           52,000        10,000
       Costs of cardiac event monitoring                 0        76,000
      Services
       Selling expenses                             46,000        81,000
       Research and development                    210,000       167,000
       General and administrative expenses         283,000       485,000
       Depreciation and amortization                91,000        76,000
                                              ------------   -----------
      LOSS FROM OPERATIONS                        (433,000)     (662,000)

        Other income                                28,000        29,000
        Interest expense                            (9,000)       (3,000)
                                              ------------   -----------

      NET LOSS                                $   (414,000)  $  (636,000)
                                              ============   ===========

      NET LOSS PER SHARE                      $       (.12)  $      (.07)
         (Basic and diluted)                  ============   ===========

      Weighted average number of
       common shares outstanding                10,225,939     8,954,786
                                              ============   ===========


                                                  Six Months Ended
                                                     March 31,
                                                     ---------
                                                 1998         1997
                                                 ----         ----
      REVENUES FROM OPERATIONS
       ECG services                           $695,000      $718,000
       ECG product and supplies sales          143,000        58,000
       Cardiac event monitoring services             0       180,000
       OsteoGram royalties                      42,000        56,000
                                           -----------   -----------

                                               880,000     1,012,000


      COSTS AND EXPENSES
       Costs of ECG services                   451,000       430,000
       Cost of goods sold                       81,000        18,000
       Costs of cardiac event monitoring             0       167,000
      Services
       Selling expenses                         91,000       193,000
       Research and development                374,000       340,000
       General and administrative expenses     647,000       921,000
       Depreciation and amortization           158,000       156,000
                                           -----------   -----------
      LOSS FROM OPERATIONS                    (922,000)   (1,213,000)

        Other income                            42,000        60,000
        Interest expense                       (13,000)       (7,000)
                                           -----------   -----------

      NET LOSS                               $(893,000)  $(1,160,000)
                                           ===========   ===========

      NET LOSS PER SHARE                   $      (.17)  $      (.13)
         (Basic and diluted)               ===========   ===========

      Weighted average number of
       common shares outstanding             9,640,049     8,953,536
                                           ===========   ===========

          See notes to interim unaudited consolidated condensed financial statements

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
          COMPUMED, INC. AND SUBSIDIARIES

                                                           Six Months Ended
                                                       March 31,      March 31,
                                                         1998           1987
                                                         ----           ----

           OPERATING ACTIVITIES:
            Net loss                                $ (893,000)   $(1,160,000)
            Adjustment to reconcile net loss to
             net cash used in operating
             activities:
                 Depreciation and amortization         155,000        156,000
             Changes in operating assets and
              liabilities:
                 Accounts receivable                   (75,000)        33,000
                 Inventories, prepaid expenses          28,000         40,000
                  and other assets
                 Accounts payable and other            (23,000)         7,000
                  liabilities                       ----------    -----------
           NET CASH USED IN OPERATING ACTIVITIES      (808,000)      (924,000)

           INVESTING ACTIVITIES:
            Purchases of marketable securities      (2,547,000)
            Sale of marketable securities                             916,000
            Purchases of property, plant and
             equipment                                  (5,000)       (44,000)
                                                    ----------    -----------
           NET CASH (USED IN) PROVIDED BY
             INVESTING ACTIVITIES                   (2,552,000)       872,000

           FINANCING ACTIVITIES:
            Sale of Class C 7% convertible
             preferred stock, net of offering
             costs                                   3,290,000
            Dividends on Class A preferred stock        (1,000)        (2,000)
            Principal payments on capital lease
             obligations                               (40,000)       (15,000)
            Exercise of stock options and
              warrants                                  69,000
                                                    ----------    -----------
           NET CASH PROVIDED BY(USED IN)
           FINANCING
           ACTIVITIES                                3,318,000        (17,000)
                                                    ----------    -----------
           DECREASE IN CASH                            (42,000)       (69,000)

           Cash at beginning period                     81,000        155,000
                                                    ----------    -----------

           CASH AT END OF PERIOD                    $   39,000    $    86,000
                                                    ==========    ===========
           Cash paid for interest:                  $   13,000    $     7,000
                                                    ==========    ===========




          See notes to interim unaudited consolidated condensed financial statements

          NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED
          FINANCIAL STATEMENTS

          COMPUMED, INC. AND SUBSIDIARIES


          NOTE A--BASIS OF PREPARATION

          The balance sheet at September 30, 1997 has been derived from the Company's year-end audited financial statements.

          The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements for the year ended September 30, 1997 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

          NOTE B--PER SHARE DATA

          Basic loss per share is calculated using the net loss, less preferred stock dividends and the value of beneficial conversion features that have become exercisable, divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and effect of the conversion of the Class A Preferred Stock, Class B Preferred
          Stock and Class C Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

          The sales of Class C convertible preferred stock involved a beneficial conversion feature whereby the securities may be converted into Common Stock at a fixed discount to the market price of the Common Stock at the date of conversion. The Series 1 Class C Preferred Stock provides for a discount of 25% and the Series 2 Class C Preferred Stock provides for a discount of 20% (or 22.5% if the Company received full payment for such shares prior to December 31, 1998). The total value of the beneficial conversion feature in the amount of $794,000 has been added to the net loss in determining loss per share during the three and six months ended March 31, 1998. The value of the beneficial conversion feature is measured by the difference between the conversion price and the market value of the Common Stock on the date of issue multiplied by the number of shares into which the Preferred Stock may be converted.

          NOTE C--COMMITMENTS AND CONTENGENCIES

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

          NOTE D - IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for periods ending after December 15, 1997. Under the new requirements basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company adopted Statement 128 in the quarter ended December 31, although such adoption did not change amounts previously provided.

          NOTE  E --  PRIVATE PLACEMENT  OF CLASS  C CONVERTIBLE  PREFERRED
          STOCK

          On December 24, 1997, the Company closed the placement of 17,500 shares of Series 1 Class C 7% Convertible Preferred Stock (the "Series C-1 Preferred Stock") at a price of $100 per share, or an aggregate purchase price of $1,750,000 pursuant to Securities Purchase Agreements. The Series C-1 Preferred Stock is immediately convertible into shares of the Company's Common Stock at a conversion ratio equal to $100 divided by the lesser of (i) $1.51or (ii) 75% of the average closing bid price for the ten consecutive trading days prior to the notice of conversion. In the event that the closing bid price of the Common Stock is less than $1.00 per share on the trading day immediately preceding the receipt of a conversion notice, the holder requesting conversion would be limited to converting not more than 5% of the shares he initially purchased, which limitation would continue for a period of 30 days. The Company has the right to force conversion of any or all outstanding Series C-1 Preferred Stock on November 30, 1999 at the conversion ratio on that date. There is no minimum conversion price. Should the value of the Common Stock fall substantially prior to conversion, the holders of the Preferred Stock could obtain a significant share of the Common Stock upon their conversions. Upon conversion of the Series C-1 Preferred Stock, the holder would receive warrants (the "Warrants") to purchase the same number of shares of Common Stock as being issued on the conversion, at an exercise price equal to the conversion price and exercisable for three years from issuance.

          The Securities Purchase Agreements also provide for the issuance of 17,500 shares of Series 2 Class C 7% Convertible Preferred Stock (the "Series C-2 Preferred Stock" and together with the Series C-1 Preferred Stock, the "Class C Preferred Stock"). The
          Series C-2 Preferred Stock is identical to the Series C-1 Preferred Stock except that the conversion ratio is equal to $100 divided by the lessor of (i) $1.34 or (ii) 80% of the average closing bid price for the ten consecutive trading days prior to the notice of conversion (or 77.5% if the Company received full payment for such shares prior to December 31, 1998). In addition, the Company has the right to force conversion on December 31, 1999. On January 22, 1998, the Company sold 8,750 shares of such Series C-2 Preferred Stock for $875,000 and, on March 31, 1998, the Company sold 8,750 shares of such Series C-2 for $875,000.

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

          The net proceeds from the placement of the Series C Preferred Stock were approximately $3,300,000 (after payment of a 4% fee to the distributor and other placement expenses).

          On December 24, 1997, the Company also issued warrants (the "1995 Warrants") exercisable for the purchase of 200,000 shares of its Common Stock at an exercise price of $1.10 per share to the distributor of certain placements effected by the Company in 1995 and 1996. The shares of Common Stock underlying the 1995 Warrants were also included in the registration statement filed pursuant to the Registration Rights Agreement.

          During the fiscal quarter ended March 31, 1998, Class C shareholders converted 16,200 shares of Class C preferred stock into 2,273,494 shares of Common Stock. Class C Series 1 shares, in the amount of 9,700, were converted into 1,384,524 shares of Common Stock and Class C Series 2 shares, in the amount of 6,500, were converted into 888,970 shares of Common Stock.

          NOTE F -- TERMINATION OF ROYALTY REVENUES

          On January 7, 1998, the Company was notified of a termination of a license agreement under which the Company had earned royalty revenues for the processing of its OsteoGram(R) bone density test. Revenues earned under this license agreement terminated after
          March 1998.   During  the three-month and  the six-month  periods
          ended March 31,  1998 royalty revenues  were $17,000 and  $42,000
          respectively.   The rights  to the OsteoGram  technology reverted
          back to the Company on March 31, 1998. The Company is seeking new licensing agreements to enter into with this technology.

           Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


          This Form 10-QSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. These statements are subject to uncertainties and risks including, but not limited to, product and service demand and acceptance, changes in technology, the availability of appropriate acquisition candidates and/or business partnerships, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, government regulation and other risks defined in this document. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.


          RESULTS OF OPERATIONS
          ---------------------

          Total revenues from for the three months ended March 31, 1998 (the "Second Quarter 1998") were $465,000, as compared to $460,000 for the same period in 1997. Revenues from ECG product and supplies sales increased to $97,000, from $21,000 during the prior year, due to sales of electrocardiograph units and related supplies. During the prior fiscal year, the Company provided electrocardiographs on a rental-only basis. Revenues from the Company's ongoing transtelephonic ECG services were at approximately the same level as the prior year period. Since cardiac event monitoring services were eliminated in fiscal 1997, no revenue was recorded during the Second Quarter 1998 compared to $46,000 recorded during the prior year. Royalty income was $17,000 for the Second Quarter 1998 from OsteoGram(R) operations being managed by a subsidiary of Merck & Co., Inc. as compared to $27,000 during the same period in fiscal 1997; however the license agreement was terminated in January 1998, so royalties will cease as of the Third Quarter 1998. See Note F to Notes to Interim Unaudited Consolidated Condensed Financial Statements.

          Operating costs decreased by 20% during the Second Quarter 1998 to $898,000, as compared to the prior year. The combined costs of services ($216,000) and selling expenses ($46,000) during the Second Quarter 1998 decreased by $122,000, as compared to the same prior year. These decreases in operating costs were primarily due to the elimination of costs associated with the cardiac event monitoring services, as mentioned above, and to operating cost reductions relating to the Company's ongoing transtelephonic ECG services. General and administrative expenses decreased by 42% during the Second Quarter 1998 to $283,000, as compared to 1997, primarily due to a reduction in executive and administrative staff and to reductions in insurance costs, professional fees and consulting expenses. Research and development costs increased by 26% to $210,000 during the Second Quarter 1998, as compared to the prior year, and such costs are primarily salaries and direct costs relating to the Company's development of the OsteoView(R) bone densitometer.

          Net loss for the Second Quarter 1998 was $414,000 compared to a loss of $636,000 for the same period in fiscal 1997. The decreased loss is due to the elimination of certain unprofitable cardiac event monitoring services, and the costs thereof, and to general cost reductions enacted by the Company.

          Revenues for the six months ended March 31, 1998 were $880,000, as compared to $1,012,000 for the same period in 1997. Revenues from ECG product and supplies sales increased to $143,000, from $58,000 during the prior year, due to sales of electrocardiograph units and related supplies. Revenues from the Company's ongoing transtelephonic ECG services were at approximately the same level as the prior year period. Since cardiac event monitoring services were eliminated in fiscal 1997, no revenue was recorded during the 1998 period, compared to $180,000 recorded during the prior year. Royalty income was $42,000 during the1998 period as compared to $56,000 during the same period in fiscal 1997; however the license agreement was terminated in January 1998, so royalties will cease as of the Third Quarter 1998 (See Note F to Notes to Interim Unaudited Consolidated Condensed Financial Statements).

          Operating costs decreased by 19% during the six months ended March 31, 1998 to $1,802,000, as compared to the prior year. These decreases in operating costs were primarily due to the elimination of costs associated with the cardiac event monitoring services, as mentioned above, and to operating cost reductions relating to the Company's ongoing transtelephonic ECG services. General and administrative expenses decreased by 30% to $647,000, as compared to 1997, primarily due to a reduction in executive and administrative staff and to reductions in insurance costs, professional fees and consulting expenses. Research and development costs increased by 10% to $374,000, as compared to the prior year, and such costs are primarily salaries and direct costs relating to the Company's development of the OsteoView (R) bone densitometer. Other income decreased to $42,000, from $60,000 during the same period in 1997 due to liquidations of marketable securities, although other income may increase to as a result of the net proceeds from the Series C Preferred Stock placements, subject to the use of such funds for research and development and other company expenses and to changes in the current yields of such investments. Marketable securities consist of money market accounts and short-term investments in Treasury bills.

          Net loss for the six months ended March 31, 1998 was $893,000 compared to a loss of $1,160,000 for the same period in fiscal 1997. The decreased loss is due to the elimination of certain unprofitable cardiac event monitoring services, and the costs thereof, and to general cost reductions enacted by the Company.


          FINANCIAL CONDITION AND LIQUIDITY
          ---------------------------------

          As of March 31, 1998 the Company had $3,073,000 of working capital, an increase of $2,569,000 from September 30, 1997. This increase in working capital is primarily a result of the sale of the Company's Preferred Stock, generating net proceeds of approximately $3,300,000, which was offset by losses from operations, including product development costs, adjusted for depreciation expense.

          The Company's capital resource commitments at March 31, 1998 consist primarily of costs associated with the development of its bone densitometry technology. During the six months ended March 31, 1998, total research and development expenses were $374,000. Expenditures during future periods may meet or exceed this level. The Varian agreement requires a payment in the amount of $70,000 during the next fiscal quarter to cover testing equipment relating to the amorphous silicon panel, which is anticipated to be funded by lease financing.

          The University of Georgia sponsored Detoxahol research agreement has been suspended and the Company is only supporting patent-related costs at this time. Due to the long-term nature of this project, the Company has been seeking a strategic partner to participate in future development.

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

          Depending on the extent of development activities borne by the Company, the Company probably will continue to incur losses from operations until sales of products currently under development will commence. Current working capital levels are considered adequate for the Company's business activities during the 12 months.

                                       PART II
          OTHER INFORMATION


          Item 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

               (c) On December 24, 1997, the Company closed the placement of 17,500 shares of Series 1 Class C 7% Convertible Preferred Stock. On January 22, 1998 the Company closed the placement of 8,750 shares of Series 2 Class C 7% Convertible Preferred Stock and on March 31, 1998 the Company closed the placement of 8,750 shares of Series 2 Class C 7% Convertible Preferred Stock. These placements were claimed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 4(2) thereof and Regulation D thereunder. As of March 31, 1998, 16,200 shares of Class C Preferred Stock were converted into an aggregate of 2,273,494 shares of Common Stock. These conversions were exempt from registration under the Securities Act by reason of Section 3(a)9 thereof. For further information about these placements, see Note E -- Private Placement of Class C Convertible Preferred Stock to the Notes to Interim Unaudited Consolidated Condensed Financial Statement included in the financial statements in this Report and the Company's Form 8-K for an event of December 24, 1997.

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits

               3.1 Certificate of Designation for the Class C 7% Convertible Preferred Stock, filed on December 11, 1997 [Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K for an event of December 24, 1997]

               3.2 Certificate of Correction for the Class C 7% Convertible Preferred Stock, filed on December 24, 1997 [Incorporated by reference to Exhibit 3.2 to the Company's Form 8-K for an event of December 24, 1997]

               10.1 Form of  Securities Purchase Agreement for  the sale of
                    Class C 7% Convertible Preferred Stock (without annexes) [Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K for an event of December 24, 1997]

               10.2 Form of Warrant Agreement [Incorporated by reference to
                    Exhibit 10.2 to the Company's Form 8-K for an event of December 24, 1997]

               10.3 Form of Registration Rights Agreement  [Incorporated by
                    reference to Exhibit 10.3 to the Company's Form 8-K for an event of December 24, 1997]

          (b) Form 8-K:

               The Company  filed a Form  8-K for  an event of  January 30,
                    1998 to report on Item 5, certain pro-forma information as required by the Nasdaq Stock Market, Inc.
               The Company  filed a Form 8-K for an event of March 31, 1998 to report on Item 5, the closing of the last placement of the Class C Series 2 7% Convertible Preferred Stock.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMPUMED, INC.
                                   --------------
                                   (Registrant)



                                   By:  /s/ James Linesch
                                      -------------------------------------
                                        James Linesch
                                        Presidentand ChiefFinancial Officer





          Date:  May 11, 1998

                                 EXHIBIT INDEX


          Exhibit                    Description
          -------                    -----------


            27                  Financial Data Schedule