Form 10QSB
period 1998-06-30
COMPUMED INC
filed 1998-08-14
CIK 700998

SECURITIES AND EXCHANGE COMMISSION
                                    UNITED STATES
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB
          (Mark One)


                 [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

                                          or

                [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                --------    ---------

                           Commission File Number:  0-14210

                                    COMPUMED, INC.
          -----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                                95-2860434
          -------------------------------     -----------------------------
          State or Other Jurisdiction of                   (I.R.S. Employer
          Incorporation or Organization)                Identification No.)

             1230 Rosecrans Avenue, Suite 110, Manhattan Beach, CA 90266
          -----------------------------------------------------------------
                      (Address of Principal Executive Officers)

                                    (310) 643-5106
          -----------------------------------------------------------------
                (Registrant<'>s telephone number, including area code)

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

               The registrant had 12,406,102 shares of common stock, ($.01 par value) issued and outstanding as of June 30, 1998.

                                        INDEX

                           COMPUMED, INC. AND SUBSIDIARIES



          PART I.  FINANCIAL INFORMATION

            Item 1. Financial Statements (unaudited)

                    Consolidated balance sheets -- June 30, 1998
                    (unaudited) and September 30, 1997.

                    Consolidated statements of operations - three months and nine months ended June 30, 1998 and 1997
                    (unaudited).

                    Consolidated statements of cash flows -- nine months ended June 30, 1998 and 1997 (unaudited).

                    Notes to interim unaudited consolidated financial statements.

            Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.


          PART II.  OTHER INFORMATION

          Item 2    Changes in Securities and Use of Proceeds
          Item 4    Submission of Matters to a Vote of Security Holders
          Item 6    Exhibits and Reports on Form 8K


          SIGNATURES
                                      -2-

                                        PART I

                                FINANCIAL INFORMATION


          CONSOLIDATED CONDENSED BALANCE SHEETS
          COMPUMED, INC. AND SUBSIDIARIES

                                                     June 30,     September 30,
                                                       1998           1997
                                                       ----       ------------
                                                    (Unaudited)

           ASSETS

           CURRENT ASSETS
            Cash                                    $      8,000     $   81,000
            Marketable securities                      3,058,000        850,000
            Accounts receivable, less allowance
             of $57,000                                  303,000        247,000
              (June 1998) and $66,000 (September
             1997)
            Inventories                                   60,000         55,000
            Prepaid expenses and other current            32,000         27,000
             assets                                   ----------    -----------

                TOTAL CURRENT ASSETS                   3,461,000      1,260,000

           PROPERTY AND EQUIPMENT
            Machinery and equipment                    3,001,000      2,994,000
            Furniture, fixtures and leasehold            208,000        208,000
             improvements
            Equipment under capital leases               852,000        787,000
                                                       ---------     ----------
                                                       4,061,000      3,989,000

           Less allowance for depreciation and         3,732,000      3,591,000
             amortization                              ---------      ---------
                                                         329,000        398,000

           OTHER ASSETS
                                                          41,000        118,000
                                                      ----------     ----------
                                                      $3,831,000     $1,776,000
                                                      ==========     ==========





          See notes to interim unaudited consolidated condensed financial statements

          CONSOLIDATED CONDENSED BALANCED SHEETS
          COMPUMED, INC. AND SUBSIDIARIES
                                                  June 30,       September 30,
                                                    1998             1997
                                                    ----      ---------------
                                                    (Unaudited)
           LIABILITIES AND STOCKHOLDERS'
            EQUITY

           CURRENT LIABILITIES
            Accounts payable                      $  172,000   $   174,000
            Other accrued liabilities                415,000       501,000
            Current portion of capital lease         116,000        81,000
             obligations                          ----------   -----------
                TOTAL CURRENT LIABILITIES            703,000       756,000
           CAPITAL LEASE OBLIGATIONS, less           120,000       152,000
             current portion
           COMMITMENTS AND CONTINGENCIES                  --            --

           STOCKHOLDERS' EQUITY
            Preferred stock, $.10 par value--
             authorized 1,000,000 shares

              Class A $3.50 cumulative
               convertible voting preferred
              stock, issued and                        1,000         1,000
                outstanding -- 8,400 shares
              Class B $3.50 convertible voting
               preferred stock, issued and             1,000         1,000
              outstanding - 300 shares
              Class C 7% convertible preferred
               stock, issued and outstanding         901,000
              - 11,650 shares

            Common Stock, $.01 par
               value--authorized 50,000,000
               shares, issued and
              outstanding--12,406,102 shares         124,000        90,000
              (June 1998) and 9,041,857
             shares (September 1997)
           Additional paid in capital             29,592,000    27,169,000

           Retained deficit                     (27,611,000)  (26,393,000)
                                                 -----------  ------------
                STOCKHOLDERS' EQUITY                               868,000
                                                   3,008,000  ------------
                                                 -----------
                                                 $ 3,831,000    $1,776,000
                                                 ===========  ============

          See notes to interim unaudited consolidated condensed financial statements

          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          COMPUMED, INC. AND SUBSIDIARIES


                                   Three Months Ended      Nine Months Ended
                                        June 30,               June 30,
                                        --------               --------
                                    1998        1997        1998        1997
                                    ----        ----        ----        ----
     REVENUES FROM OPERATIONS
      ECG services               $ 380,000  $ 394,000   $1,076,000  $1,096,000
      ECG product and supplies
       sales                        99,000     35,000      242,000     108,000
      Cardiac event monitoring
       services                       -        17,000          -       198,000
      OsteoGram royalties             -        33,000       42,000      89,000
                                 ---------  ---------    ---------   ---------
                                   479,000    479,000    1,360,000   1,491,000



     COSTS AND EXPENSES
      Costs of ECG services        250,000    232,000      702,000     648,000
      Cost of goods sold            56,000     16,000      138,000      47,000
      Costs of cardiac event
       monitoring services             -       74,000          -       240,000
      Selling expenses              44,000     75,000      135,000     268,000
      Research and development      68,000    179,000      442,000     519,000
      General and administrative
        expenses                   344,000    333,000      991,000   1,254,000
      Depreciation and
       amortization                 64,000     77,000      221,000     234,000
                                 ---------  ---------   ----------   ---------
     LOSS FROM OPERATIONS         (347,000)  (507,000)  (1,269,000) (1,719,000)

       Other income                 33,000     20,000       75,000      79,000
       Interest expense            (11,000)    (6,000)     (24,000)    (13,000)
                                 ---------  ---------   ----------  ----------
                                 $(325,000) $(493,000) $(1,218,000)$(1,653,000)
     NET LOSS                    =========  =========   ==========  ==========
     NET LOSS PER SHARE          $    (.03) $    (.06) $      (.19)$      (.18)
        (Basic and diluted)      =========  =========   ==========  ==========
     Weighted average number of
      common shares outstanding 11,895,758  8,954,786   10,391,952   8,952,286
                                ==========  =========   ==========  ==========




     See notes to interim unaudited consolidated condensed financial statements

     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     COMPUMED, INC. AND SUBSIDIARIES

                                                   Nine Months Ended
                                                June 30,       June 30,
                                                  1998           1997
                                                  ----           ----
      OPERATING ACTIVITIES:
       Net loss                                $  (998,000)   $(1,653,000)
       Adjustment to reconcile net loss to
        net cash used in operating
        activities:
            Depreciation and amortization          188,000        234,000
        Changes in operating assets and
         liabilities:
            Accounts receivable                    (56,000)       111,000
            Inventories, prepaid expenses
             and other assets                       20,000         49,000
            Accounts payable and other
             liabilities                          (308,000)      (48,000)
                                                 ----------    ----------
      NET CASH USED IN OPERATING ACTIVITIES     (1,154,000)    (1,307,000)

      INVESTING ACTIVITIES:
       Purchases of marketable securities       (2,208,000)     -
       Sale of marketable securities                            1,474,000
       Purchases of property, plant and
        equipment                                   (2,000)       (47,000)
                                                -----------    -----------
      NET CASH (USED IN) PROVIDED BY
       INVESTING ACTIVITIES                     (2,210,000)     1,427,000
      FINANCING ACTIVITIES:
       Proceeds from the sale of Class C 7%
        convertible preferred stock, net of
        offering costs                           3,290,000       -
       Dividends on Class A preferred stock         (1,000)        (2,000)
       Principal payments on capital lease
        obligations                                (67,000)       (29,000)
       Exercise of stock options and
        warrants                                    69,000        -
                                                 ---------     ----------
      NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                       3,291,000        (31,000)
                                               -----------     ----------
      DECREASE IN CASH                             (73,000)       (89,000)
      Cash at beginning period                      81,000        155,000
                                               ------------    ----------

      CASH AT END OF PERIOD                       $  8,000   $    244,000
                                               ===========     ==========
      Cash paid for interest:                  $    24,000    $    13,000
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

          The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the consolidated financial statements for the year ended September 30, 1997 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

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

          The sales of Class C convertible preferred stock involved a beneficial conversion feature whereby the securities may be converted into Common Stock at a fixed discount to the market price of the Common Stock at the date of conversion. The Series 1 Class C Preferred Stock provides for a discount of 25% and the Series 2 Class C Preferred Stock provides for a discount of 20% (or 22.5% if the Company received full payment for such shares prior to December 31, 1998). The total value of the beneficial conversion feature in the amount of $794,000 has been added to the net loss in determining loss per share during the nine months ended June 30, 1998. The value of the beneficial conversion feature is measured by the difference between the conversion price and the market value of the Common Stock on the date of issue multiplied by the number of shares into which the Preferred Stock may be converted.

          NOTE C--COMMITMENTS AND CONTENGENCIES

          On August 5, 1996, the Company entered into a Memorandum of Understanding to confirm the material terms of an agreement in principle to settle the securities class action and derivative litigation filed in the United States District Court for the Central District of California (the "Court") on behalf of persons who purchased Common Stock during various time periods spanning from August 11, 1995 to October 17, 1995, inclusive and
          derivatively on behalf of the Company.   On January 26, 1998, the
          United States District Court for the Central District of California approved the settlement of the class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding. The final settlement is anticipated to be completed by December 31, 1998 and will involve the issuance of 770,000 shares of Common Stock and the issuance of 1,870,000 warrants for the purchase of Common Stock at a price of $3.00. The effect of these issuances was recorded during the fiscal year ended September 30, 1997.

          NOTE D--IMPACT OF RECENTLY ADOPTED ACCOUNTING STANDARDS

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted for periods ending after December 15, 1997. Under the new requirements basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. The Company adopted Statement 128 in the quarter ended December 31, 1997, although such adoption did not change amounts previously provided.

          NOTE E-PRIVATE PLACEMENT OF CLASS C CONVERTIBLE PREFERRED STOCK

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

          Should the value of the Common Stock fall substantially prior to conversion, the holders of the Class C Preferred Stock could obtain a significant share of the Common Stock upon their conversions.

          The Securities Purchase Agreements also provide for the issuance of 17,500 shares of Series 2 Class C 7% Convertible Preferred Stock (the "Series C-2 Preferred Stock" and together with the Series C-1 Preferred Stock, the "Class C Preferred Stock"). The Series C-2 Preferred Stock is identical to the Series C-1 Preferred Stock except that the conversion ratio is equal to $100 divided by the lesser of (i) $1.34 or (ii) 80% of the average closing bid price for the ten consecutive trading days prior to the notice of conversion (or 77.5% if the Company received full payment for such shares prior to December 31, 1998). In addition, the Company has the right to force conversion on December 31, 1999. On January 22, 1998, the Company sold 8,750 shares of such Series C-2 Preferred Stock for $875,000 and, on March 31, 1998, the Company sold 8,750 shares of such Series C-2 for $875,000.

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

          During the fiscal quarter ended June 30, 1998, Class C
          shareholders converted 7,150 shares of Class C preferred stock
          into 1,020,688 shares of Common Stock.   At June 30, 1998, there
          were 11,650 shares of Class C Preferred Stock remaining, including 6,100 shares of Series 1 and 5,550 shares of Series 2.

          NOTE F - TERMINATION OF ROYALTY REVENUES

          On January 7, 1998, the Company was notified of a termination of a license agreement under which the Company had earned royalty revenues for the processing of its OsteoGram(Registered Trademark) bone density test. Revenues earned under this license agreement terminated after March 1998. During the nine-month period ended June 30, 1998 royalty revenues were $42,000. The rights to the OsteoGram technology reverted back to the Company on March 31, 1998. The Company is currently incorporating this technology into a software product and is seeking distribution and licensing agreements for this test.

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


          RESULTS OF OPERATIONS
          ---------------------

          Total revenues from for the three months ended June 30, 1998 (the "Third Quarter 1998") were $479,000, as compared to $479,000 for the same period in 1997. Revenues from ECG product and supplies sales increased to $99,000, from $35,000 during the prior year, due to sales of electrocardiograph units and related supplies. During the prior fiscal year, the Company provided electrocardiographs on a rental-only basis. Revenues from the Company's ongoing transtelephonic ECG services declined by approximately 4% from prior year period. Since cardiac event monitoring services were eliminated in fiscal 1997, no revenue was recorded during the Second Quarter 1998 compared to $17,000 recorded during the prior year. There was no royalty income earned during the Second Quarter 1998 from OsteoGram(Registered Trademark) operations being managed by a subsidiary of Merck & Co., Inc. as compared to $33,000 during the same period in fiscal 1997. The license agreement was terminated in January 1998, so royalties have ceased. See Note F to Notes to Interim Unaudited Consolidated Condensed Financial Statements.

          Operating costs decreased by 16% during the Third Quarter 1998 to $826,000, as compared to the prior year. The combined costs of services ($250,000) and selling expenses ($44,000) during the Third Quarter 1998 decreased by $18,000, as compared to the same prior year. These decreases in operating costs were primarily due to the elimination of costs associated with the cardiac event monitoring services, as mentioned above, and to operating cost reductions relating to the Company's ongoing transtelephonic ECG services. General and administrative expenses increased by 3% during the Second Quarter 1998 to $344,000, as compared to 1997, primarily due to a settlement amount paid to a former executive in the amount of approximately $75,000. Exclusive of the settlement, general and administrative expenses during the Third Quarter 1998 decreased by approximately $64,000, or 19%, from the prior year, due to reductions in executive and administrative staff and to reductions in insurance costs, professional fees and consulting expenses. Research and development costs decreased by 62% to $68,000 during the Third Quarter 1998, as compared to the prior year, and such costs are primarily salaries and direct costs relating to the Company's development of the OsteoView(Registered Trademark) bone densitometer and it's automated OsteoGram(Registered Trademark) software.

          The Company recorded other income during the quarter of $33,000, which is comprised of investment income.

          Net loss for the Third Quarter 1998 was $325,000 compared to a loss of $493,000 for the same period in fiscal 1997. The decreased loss is due to the elimination of certain unprofitable cardiac event monitoring services and the costs thereof and general cost reductions enacted by the Company.

          Revenues for the nine months ended June 30, 1998 were $1,360,000, as compared to $1,491,000 for the same period in 1997. Revenues from ECG product and supplies sales increased to $242,000, from $108,000 during the prior year, due to sales of electrocardiograph units and related supplies. Revenues from the Company's ongoing transtelephonic ECG services were at approximately the same level as the prior year period. Since cardiac event monitoring services were eliminated in fiscal 1997, no revenue was recorded during the 1998 period, compared to $198,000 recorded during the prior year. Royalty income was $42,000 during the 1998 period as compared to $89,000 during the same period in fiscal 1997; however the license agreement was terminated in January 1998, so royalties have ceased as of the Third Quarter 1998 (See Note F to Notes to Interim Unaudited Consolidated Condensed Financial Statements).

          Operating costs decreased by 18% during the nine months ended June 30, 1998 to $2,629,000, as compared to the prior year.
          These decreases in operating costs were primarily due to the elimination of costs associated with the cardiac event monitoring services, as mentioned above, and to operating cost reductions relating to the Company's ongoing transtelephonic ECG services. General and administrative expenses decreased by 21% to $991,000, as compared to 1997, primarily due to a reduction in executive and administrative staff and to reductions in insurance costs, professional fees and consulting expenses. Research and development costs decreased by 15% to $442,000, as compared to the prior year, and such costs are primarily salaries and direct costs relating to the Company's development of the OsteoView(Registered Trademark) bone densitometer and its automated OsteoGram(Registered Trademark) software.

          Other income increased to $295,000, from $79,000 during the same period in 1997 due to the revised income tax accrual of $220,000 mentioned above.

          Net loss for the nine months ended June 30, 1998 was $1,218,000 compared to a loss of $1,653,000 for the same period in fiscal 1997. The decreased loss is due to the elimination of certain unprofitable cardiac event monitoring services and the costs thereof, and general cost reductions enacted by the Company.



          FINANCIAL CONDITION AND LIQUIDITY
          ---------------------------------

          As of June 30, 1998 the Company had $2,978,000 of working capital, an increase of $2,474,000 from September 30, 1997. This increase in working capital is primarily a result of the sale of the Company's Class C Preferred Stock, generating net proceeds of approximately $3,300,000, which was offset by losses from operations, including product development costs, adjusted for depreciation expense.

          The Company's capital resource commitments at June 30, 1998 consist primarily of costs associated with the development of its bone densitometry technology. During the nine months ended June 30, 1998, total research and development expenses were $442,000. Expenditures during future periods may meet or exceed this level.


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

                                       PART II
          OTHER INFORMATION


          Item 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

               (c) On December 24, 1997, the Company closed the placement of 17,500 shares of Series 1 Class C 7% Convertible Preferred Stock. On January 22, 1998 the Company closed the placement of 8,750 shares of Series 2 Class C 7% Convertible Preferred Stock and on March 31, 1998 the Company closed the placement of 8,750 shares of Series 2 Class C 7% Convertible Preferred Stock. These placements were claimed to be exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), by reason of Section 4(2) thereof and Regulation D thereunder. During the fiscal quarter ended June 30, 1998, 7,150 shares of Class C Preferred Stock were converted into an aggregate of 1,020,688 shares of Common Stock. These conversions were exempt from registration under the Securities Act by reason of Section 3(a) 9 thereof. For further information about these placements, see Note E - Private Placement of Class C Convertible Preferred Stock to the Notes to Interim Unaudited Consolidated Condensed Financial Statement included in the financial statements in this Report and the Company's Form 8-K for an event of December 24, 1997.

          Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a) On May 1, 1998, the Company held its 1998 Annual Meeting of Stockholders (the "Meeting").
               (b)  The following persons were elected at the Meeting:
                    Robert Goldberg, Herbert S. Lightstone, John Minnick, John Romm and Robert Stuckelman.
               (c)  At the Meeting, the following matters voted upon were:


                                                                Broker
                                     For     Against  Abstain  Nonvotes
                                     ---     -------  -------  --------
        Election of Directors     9,251,232     0     327,471     0

        Amendment to Option Plan  8,779,607  709,701  40,426    48,969

        Ratification of auditors  9,422,915  135,488  20,300      0

          Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits - None

            (b) Form 8-K - During the fiscal quarter ended June 30, 1998, the Company did not file a report on Form 8-K.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMPUMED, INC.
                                   --------------
                                   (Registrant)



                                   By: /s/ James Linesch
                                      ------------------------------------
                                        James Linesch
                                        President and Chief Financial
                                        Officer





          Date:  August 14, 1998