Form 10KSB
period 1998-09-30
COMPUMED INC
filed 1998-12-23
CIK 700998

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-KSB
          (Mark One)

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (FEE REQUIRED).

          For the fiscal year ended           September 30, 1998
                                    --------------------------------------

          [ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED).

          For the transition period from                to
                                         ----------------   ---------------
          Commission file number                     0-14210
                                 ------------------------------------------

                                    COMPUMED, INC.
                    ----------------------------------------------
                    (Name of Small Business Issuer in Its Charter)


                    Delaware                         95-2860434
          ------------------------------     -----------------------------
               (State of Incorporation            (I.R.S. Employer
                   or Organization)               Identification No.)

          1230 Rosecrans Avenue, Suite 1000,
          Manhattan Beach, California                                 90266
          -----------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

                                    (310) 643-5106
          -----------------------------------------------------------------
                   (Issuer's telephone number, including area code)

                      Securities registered under Section 12(b)
                              of the Exchange Act:  None

                      Securities registered under Section 12(g)
                             of the Exchange Act:


                             COMMON STOCK, $.01 PAR VALUE
                            COMMON STOCK PURCHASE WARRANTS
          -----------------------------------------------------------------
                                    Title of Class

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months), and (2) has been subject to such
          filing requirements for the past 90 days.        [X] YES   [ ] NO

          Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB."

          As of December 11, 1998, 12,986,162 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by non-affiliates was approximately $13,000,000.

          Revenues for the fiscal year ended September 30, 1998 totaled $1,857,000.

          Documents incorporated by reference: Certain responses to Part III are incorporated herein by reference to information contained in the Company's definitive proxy statement for its 1999 annual meeting of stockholders to be filed with the Securities and Exchange Commission on or before January 30,1999.

                                        PART I
                                        ------

          ITEM 1. DESCRIPTION OF BUSINESS

          GENERAL

               CompuMed, Inc. (the "Company" or "CompuMed") is a medical diagnostic product and services company focusing on the diagnosis, monitoring and management of several costly, high incidence diseases, particularly cardiovascular disease and osteoporosis. The Company's primary business is the computer interpretation of electrocardiograms ("ECG's") and the development and marketing of its osteoporosis testing technology. The Company applies advanced computing, medical imaging, telecommunications and networking technologies to provide medical professionals and patients with affordable, point-of-care solutions for disease risk assessment and decision support. The Company was incorporated in the State of Delaware on July 21, 1986.

               Significant business developments that have occurred during the past twelve months include the development of automated processing functions for the Company's bone mineral density (BMD) analysis software, the OsteoGram(R). The Company has applied for U.S. Food and Drug Administration ("FDA") clearance to market this software, on a stand-alone basis, to physicians and clinics for individual use. The rights to the OsteoGram software reverted back to the Company from Merck & Co., Inc. on March 31, 1998 (see "Merck License Agreement" below).

          THE OSTEOGRAM(R)

               The OsteoGram(R) is a bone density test developed by the Company, which involves taking a standard hand x-ray of three fingers, along with an aluminum alloy calibration wedge in the field of view, utilizing existing and widely available standard x-ray equipment. The OsteoGram analysis was originally delivered as a lab service, where physicians obtain an x-ray of the patient's hand and deliver it to the lab where the developed film is analyzed by using proprietary software to accurately determine bone density. The calibration wedge is used to adjust for any differences among X-ray equipment, exposures, and types of film and development processes. An OsteoGram(R) report is then delivered to the patient's physician.

               The scientific name for the testing technique utilized by the OsteoGram(R) is radiographic absorptiometry ("RA"). RA was developed by Skeletal Assessment Services Co. ("SASCO"), which sold the RA technology to the Company in 1991. The Company made enhancements in image digitalization and processing speed and named the bone density test the OsteoGram(R). The OsteoGram(R) is approved for reimbursement by Medicare. The OsteoGram(R) can be performed using standard x-ray equipment which could be found at any of an estimated 100,000 locations in the U.S., including hospitals, clinics and doctors' offices. The OsteoGram(R) Starter Kit includes a proprietary aluminum alloy calibration wedge, instructions, billing information, and pre-addressed envelopes for mailing developed x-rays of the hand to a lab facility for scanning and computer analysis. See "Merck License Agreement".

               On December 1, 1998, the Company filed a form 510(k) application with the FDA for the proposed marketing of an automated version of its OsteoGram software for use as a stand-alone product by physicians. The automated OsteoGram software utilizes a scanner and a personal computer to digitize a x-ray film and process a bone density measurement analysis and report. The Company is currently seeking distributors for this software product, pending FDA clearance.

          MERCK LICENSE AGREEMENT

               Effective September 22, 1995, the Company entered into a Technology License Agreement with Merck & Co., Inc. (the "Merck License Agreement") pursuant to which Merck was granted a perpetual, exclusive license of the OsteoGram(R). Merck offered the OsteoGram(R) and related services to physicians on a per-test basis and the Company received a royalty payment from Merck for each OsteoGram(R) test sold. On January 7, 1998, the Company was notified by Merck of a termination of the license agreement. Royalty revenues earned under this license agreement terminated after March 1998. During the fiscal year ended September 30, 1998 royalty revenues were $42,000, and total royalties earned during the entire License Agreement were $197,000. The rights to the OsteoGram(R) technology reverted back to the Company on March 31, 1998. The Company is currently incorporating this technology into a stand-alone software product and is seeking distribution and licensing agreements for this test.


          THE OSTEOVIEW(R)

               The Company has performed research and development efforts leading to the initial design, engineering and feasibility testing of a stand-alone bone densitometer, the OsteoView(R). Such a device would utilize a low-dose x-ray source and a digital detector to determine bone density from the measurement of the fingers and the wrist. The OsteoView(R) would utilize amorphous silicon as its detector, which produces a high-resolution digital x-ray image. The Company is currently seeking a joint venture partner to participate in the production engineering, manufacturing and distribution of this device. Such a partner has not yet been secured.

          UNIVERSITY OF MASSACHUSETTS MEDICAL CENTER LICENSE AGREEMENT

               On May 1, 1996, the Company entered into an Exclusive License Agreement with the University of Massachusetts Medical Center (UMMC) for the commercialization of certain BMD technologies using digital detectors. Under the terms of the License Agreement, the Company received from UMMC worldwide rights, in the field of bone densitometry, to develop and market devices and services, subject to U.S. FDA clearance, which employ the licensed technology of certain U.S. patents owned by UMMC. UMMC licensed the technology to two other companies who were also granted the rights to use the technology for bone densitometry. The patents owned by UMMC cover the performance of bone densitometry testing using charge-coupled diodes (CCD's) and potentially several other types of pixilated detectors. While the Company's early research utilized CCD detectors, the most current research and development utilizes alternative digital detector technologies (See "Varian Imaging Products Technology Development Agreement" below). UMMC has applied for patent continuations to explicitly include coverage of all pixilated detector devices, however, there is no assurance that such a patent continuation will be granted.

          For the license agreement, the Company initially paid a $25,000 license fee during 1996, and is obligated to pay UMMC an annual license maintenance fee in the amount of $10,000 for the first five years that the agreement is in effect. The Company would also pay additional amounts totaling $175,000 upon the completion of certain milestones and would remit royalty payments of 5% of the net revenues generated from product sales, with a minimum annual royalty of $15,000. No amounts were paid under the License Agreement during fiscal year 1998. The Company has not paid the final installment due under a prior sponsored research agreement with UMMC, in the amount of $25,000 and has not paid the annual license maintenance fee due in the amount of $10,000. Under the obligations relating to commercialization of the licensed technology, the Company is required to file a 510(k) application for a licensed product with the United States FDA by December 31, 1998. The Company filed a 510(k) application on December 1, 1998 for the automated OsteoGram software, which would be the basis of the software contained in such a licensed product. However, there is no assurance that UMMC will interpret this as fulfilling the 510(k) requirement. Under the terms of the agreement, UMMC may seek to cancel the License agreement after December 31, 1998. The Company is currently in discussions with UMMC about performing additional sponsored research, which would also involve a continuation of the License Agreement.
          There is no assurance that such discussions will lead to a continuation of the License Agreement.

          VARIAN IMAGING PRODUCTS TECHNOLOGY DEVELOPMENT AGREEMENT

               In December 1996, the Company entered into a technology development agreement with Varian Imaging Products (Varian) covering Varian's amorphous silicon x-ray imaging system. Varian granted exclusive marketing rights to the Company for the use of its amorphous silicon technology in the assessment of appendicular bone mineral density and arthritis detection for a period of three years, providing certain minimum purchases are met. The Company made an initial payment to Varian of $65,000 for the imaging system in December 1997, and may purchase silicon panel assemblies at prices determined in the agreement. Varian will supply technical and engineering assistance for incorporating its silicon detectors into CompuMed's products.

               The Company is required to purchase a minimum of 25 panels per quarter, with deliveries starting by the fourth quarter 1998, 200 panels per year with quarterly shipments starting during the fourth quarter 1999, and 300 panels per year with quarterly shipments starting during the fourth quarter 2000. The Company has not placed orders for the purchase of panels and does not anticipate purchasing panels during the next few fiscal quarters. The Company believes that this is acceptable to Varian, and is currently in discussions with Varian regarding the continuation of this exclusive agreement. While management believes that extensions under the agreement will be granted, there is no assurance that such extensions will be granted.


          OTHER OSTEOPOROSIS DETECTION AIDS

               Bone mineral density measurements are the primary methods used to assist physicians in detecting osteoporosis. Bone biopsy is also used in isolated circumstances, however, it is rarely used because of patient risk, pain and cost. Bone mineral density is measured by passing ultrasound or x-ray beams through bone and determining how much energy is absorbed by the bone. In classical techniques, a carefully calibrated source enables determination of how much energy is absorbed by the bone before reaching the detector. The use of a calibrated source necessitates the purchase of costly special equipment for bone density measurement.

          TREATING OSTEOPOROSIS

               Osteoporosis treatment alternatives include estrogen replacement therapy, bisphosphonates, calcitonin, selective estrogen-receptor modulators, fluoride (not yet approved in the U.S., but widely used abroad), calcium supplements and weight-bearing exercises.

               Current FDA cleared medications for osteoporosis include the bisphosphonate alendronate (Fosamax(R), Merck & Co, Inc.), the female hormone estrogen in pill form (Wyeth-Ayerst and several other manufacturers) and patch form (Novartis), the bone metabolism hormone calcitonin, administered by injection (Calcimar(R), Rhone-Poulenc Rorer) or nasal spray (Miacalcin(R), Novartis), and the selective estrogen-receptor modulator raloxifene (Evista(R), Lilly). Estrogen replacement therapy is also approved for problems associated with menopause, such as hot flashes and vaginal dryness.

          COMPETITION

               The primary competition for the Company's products include bone densitometry devices that use x-rays or ultrasound to obtain relative measures of bone mass and density. The most common x-ray-based techniques for performing bone densitometry include dual-energy x-ray absorptiometry (DEXA), single-energy x-ray absorptiometry (SXA), quantitative computed tomography (QCT) and peripheral quantitative computed tomography (pQCT), and radiographic absorptiometry (RA). All radiographic techniques in use today have been validated through extensive clinical studies, and are currently approved in the U.S. for Medicare reimbursement. Quantitative ultrasound (QUS) has recently received FDA clearance for sale in the U.S. and is now available in the U.S. and abroad. QUS has recently been approved for reimbursement by Medicare.

               DEXA is currently the mostly widely used technology, with a
               ----
          worldwide installed base of approximately 10,000 machines. The DEXA market may be divided into so-called "whole-body" machines, which are designed to measure bone mass and density at a variety of skeletal sites (primarily the hip and spine), and "peripheral" machines, which measure bone mass and density at appendicular
          sites (forearm, hand or heel).   Whole-body DEXA machines cost an
          average of $85,000 ($55,000 to over $130,000) and require both dedicated facilities and specialized training to operate. Peripheral DEXA machines, with an average price of $30,000, are less costly, but are also believed to be less effective than whole-body DEXA, or than the Company's RA (OsteoGram/OsteoView) technology, in predicting fracture risk. Approximately 7,500 peripheral DEXA machines have been installed worldwide.

               The leading manufacturers of whole-body DEXA scanners include Lunar Corp. (U.S.A.) and Hologic, Inc. (U.S.A.), which each command approximately 40% of the worldwide DEXA market. Other manufacturers of whole-body machines include Norland Medical Systems, Inc. (U.S.A.). Norland and Osteometer (a Danish subsidiary of OSI Systems, U.S.A.) are the leading manufacturers of peripheral DEXA machines. During the fall of 1997, Schick Technologies, Inc. introduced a peripheral device that measures a site in the finger. Schick is believed to have sold approximately 1,000 of these devices.

               QCT utilizes existing computed tomography (CT) scanners that
               ---
          have been upgraded with specialized software, while pQCT utilized specialized peripheral CT machines. QCT and pQCT are expensive to perform and require a high degree of expertise to operate properly.

               QUS bone densitometers were introduced in the early 1990s,
               ---
          but their rate of market penetration has been slow. Lunar and Hologic are leaders in the ultrasound market segment, but the market also includes numerous regional manufacturers such as Myriad and Sunlight (Israel), IGEA (Italy) and McCue (Great Britain). Norland is also developing an ultrasound machine. There are now approximately 2,500 QUS machines installed worldwide.

               Biochemical marker tests that measure the level of bone
               ------------------------
          metabolic substances present in the blood or urine have been introduced. There is no clear consensus yet on the appropriate use of these technologies. Although their role in monitoring the effect of drug therapy may grow, their use at the present time is limited. Makers of biochemical marker tests include Metra Biosystems, Inc. (U.S.A.), Ostex, Inc. (U.S.A.) and Hybritech, Inc. (a subsidiary of Beckman Coulter, U.S.A.).


          ECG SERVICES

          GENERAL

               Through its ECG computer diagnostic services, the Company currently serves approximately 1,000 health care providers nationwide. The Company provides primary care physicians, correctional facilities, surgery centers, clinics, institutions, small hospitals and industrial health care facilities with electrocardiograph (ECG) terminals, which access the Company's centralized computers and custom software to produce on-line ECG's and computer interpretations. When requested, the Company also arranges for a cardiologist "overread" of the ECG, which is a specialist's opinion regarding the computer interpretation analysis. The Company also offers a full range of ECG supplies including electrodes, recording paper, gel, patient cables and related supplies. The Company's ECG terminals are connected by direct telephone lines to its ECG analysis computer center in Manhattan Beach, CA. Physicians, nurses or technicians can apply ECG electrodes on a patient at their offices, transmit the ECG by telephone to the Company, and receive a printed computer interpretation within three minutes.

               ECG terminals are provided to customers on a rental basis, or a terminal is sold to the customer, and a per-ECG usage fee is charged, usually over a minimum base quantity. The Company maintains the ECG terminals as a part of the service contract, when the units are rented, or charges either hardware maintenance fees or repairs fees when services are performed. Approximately 50% of the new systems placed with customers involve ECG terminal sales, including a base quantity of computer interpretations, and approximately 50% involve rental of a terminal. When terminals are sold, rather than rented, a higher margin amount is derived from the initial sale than when a terminal is rented to a customer.

               Upon the request of a physician, the Company provides the services of a cardiologist to assist the attending or examining physician in overreading the ECG interpretation, which is billed by the Company directly to the physician on a per-ECG basis. The Company retains cardiologists on a consulting basis to perform overreads of certain ECG readings and for advice regarding its ECG interpretation software programs.

               ECG analysis services are available to users by telephone 24 hours a day, seven days a week. The computer center located on site at the Company, which is staffed (or on-call) at all times, currently includes five on-line computers, with a sixth used for backup and off-line research and development.

               The Company's current liability insurance policy does not cover claims based upon misinterpreted overreads performed by physicians retained by the Company. Medical professional liability claims which may be brought against the Company for misinterpreted overreads, which are not covered by or exceed the coverage amount of a medical professional liability insurance policy held by the physician performing the overread, could have a material adverse effect on the Company's business, financial condition or operating results. Since commencing ECG services, no medical professional liability claims have been made against either physicians who perform overreads for the Company or the Company with respect to misinterpreted overreads.

          MARKETING - ECG SERVICES

               The Company's sales efforts for its ECG products and services are directed primarily toward correctional facilities, surgery centers, clinics, small hospitals, industrial health care facilities and primary care physicians located throughout the U.S. The Company maintains a long-standing customer base with contracts for services extending between one to three years. New customers are generated mostly by the Company's direct sales efforts. The Company advertises in trade journals and attends national and regional medical conventions to generate leads for selling its services, equipment and supplies. The Company's in-house sales staff handles sales leads and the Company's customer service representatives handle new customer installations, primarily by telephone.

               The Company currently offers several service and equipment purchase options to new customers, including its System 507. The System 507 is more compact and lightweight than previous equipment models offered by the Company and it has the ability to store multiple ECG recordings before transmitting ECG data for processing.


          COMPETITION - ECG SERVICES

               The computer interpreted ECG business is made up of several domestic companies. Most are offering ECG terminals and systems that perform ECG analysis and interpretation on site from the cardiograph itself, with data being stored at a central location. The Company estimates that its form of business, centralized computerized ECG analyses via a service bureau, constitutes less than 1% of the total number of ECG's taken each year in the United States. The Company estimates that it has approximately 30% of this service bureau market. Its major competitor, Global Data Exchange, Inc. has about 50% and several smaller companies share the balance of the market. The Company believes that the domestic ECG market is mature and expanding at a minimal rate. The principal methods under which the Company competes are service, ease of use and price.

          ASSEMBLY, REPAIR AND CUSTOMER SERVICE

               The Company repairs and maintains most of the electrocardiographs leased to its customers. All repair and assembly operations are conducted at the Company's headquarters. Quality control procedures used in testing the products have been cleared by the FDA and are subject to yearly inspections by the FDA.

               The Company's internal customer service staff handles customer equipment and training problems. Initial installation and set-up is also handled by the Company's customer service department, usually over the telephone.

          DETOXAHOL(TM)

               In March 1994, the Company acquired the rights to a potential new pharmaceutical product called Detoxahol(TM) through the acquisition of MB Neutraceuticals, Inc. ("MB"). In June 1995, two patent applications were filed on behalf of the Company covering the technology underlying Detoxahol(TM). In June 1998, one of the patents (U.S. Patent No. 5,759,539) was issued to Georgia Research Foundation, Inc., which has been licensed to the Company as described below. Detoxahol(TM) is a substance intended to facilitate the rapid lowering of blood alcohol of people who have been drinking alcohol. Detoxahol(TM) is intended to augment the liver's natural function of removing alcohol from the blood by creating an "auxiliary liver function" in the small intestine. Its efficacy would depend on the amount of Detoxahol(TM) taken compared to the amount of alcohol consumed; since large doses of Detoxahol(TM) can be taken, alcohol detoxification would occur quickly.

               Detoxahol(TM) has been developed under a Research Agreement with the University of Georgia. Pursuant to the terms of the Research Agreement, the University of Georgia retains all right and title to any Detoxahol(TM) product developed by them, subject to the terms and conditions of an Exclusive License Agreement, dated as of January 3, 1994 (the "Detoxahol License Agreement"), between the parties. Pursuant to the Detoxahol License Agreement, the Company has received an exclusive, perpetual, worldwide license to use, make and sell any Detoxahol(TM) products developed by the University of Georgia, and the University of Georgia is entitled to royalty payments based on the annual net sales resulting from each sale of a licensed Detoxahol(TM) product. In addition to the royalties payable under the Detoxahol License Agreement, the Company must also bear all expenses incidental to the filing and upkeep of a Detoxahol(TM) patent.

               Since fiscal 1997, the Company has ceased developing the Detoxahol(TM) technology and there is no assurance that the Company will commence development in the future or that if any Detoxahol(TM) product is ultimately developed by the Company such product will be cleared by the appropriate regulatory agencies. The Company is currently seeking a development partner for this product; however, there is no assurance that such a partner will be secured. Necessary patent costs are being paid by the Company in order to maintain its Exclusive License Agreement.

          GOVERNMENT REGULATION

               The Health Care Finance Administration approves diagnostic tests for reimbursement by Medicare. The OsteoGram(R) has been approved for reimbursement by Medicare when provided as a lab test and it is anticipated that reimbursement will be granted when this test is performed on a stand-alone basis. Government regulations may change at any time and Medicare reimbursement for the OsteoGram(R) test, as well as other bone mineral density tests, may be withdrawn or reduced. Furthermore, other forms of testing for bone mineral density as an indicator of osteoporosis may be approved for reimbursement, which may reduce the market share or profit margins for such services.

               The Company's OsteoGram(R) test is subject to FDA clearance and periodic inspection. The OsteoGram(R) currently is approved by the FDA for use as a lab test and on December 1, 1998, the Company filed a form 510(k) application with the FDA for the proposed marketing of an automated version of its OsteoGram(R) software, which will be subject to regulations as a medical device.

          PATENTS AND PROPRIETARY RIGHTS

               The Company does not have any patents for the OsteoGram(R) as it was determined that it would be to the Company's competitive advantage to maintain such information proprietary by keeping it as a trade secret. The Company's technology involves proprietary algorithms and software that have been developed and refined over a 10-year period. The OsteoGram(R) trademark is a registered trademark.

               As a part of the research and license agreement with UMMC (see University of Massachusetts Medical Center License Agreement), the Company, along with two others, received worldwide rights to two patents that utilize charge-coupled device (CCD) camera technology in bone densitometry. The two patents deal specifically with the use of CCD cameras in radiography systems. A continuation has been filed in connection with these patients to include all pixilated detectors (for the digital x-ray recording) along with the CCD technology described in the patent.

               In June 1995, two patent applications were filed on behalf of the Company covering the technology underlying Detoxahol(TM). In June 1998, one of the patents (U.S. Patent No. 5,759,539) was issued to Georgia Research Foundation, Inc. There can be no assurance that the other patent application will be approved, or that the Company can develop or acquire Detoxahol(TM) products or methods of use that are patentable, or even if patents are issued that they will afford the Company's potential Detoxahol(TM) products any competitive advantage or will not be challenged by third parties, or that patents issued to others will not adversely affect the development or commercialization of the Company's products.

          EMPLOYEES

               At September 30, 1998, the Company had 23 full-time and 5 part-time employees. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good. The Company also retains consultants from time to time when necessary. Cardiologists are retained for ECG overreads on a per-diem basis, and management believes that such relationships are good.

          ITEM 2.  DESCRIPTION OF PROPERTY

               The Company's only facilities are located in 16,440 square feet in a modern office building located at 1230 Rosecrans Avenue, Manhattan Beach, California 90266. This facility is leased through August 1999 at a monthly rental of $18,906, plus certain future increases in common area expenses. The Company presently intends to seek new facilities to occupy at the expiration of its term and management believes that alternative premises are available. This is a full service lease including utilities, maintenance and taxes on the property, janitorial and security service.


          ITEM 3.  LEGAL PROCEEDINGS

          On August 5, 1996 the Company entered into a Memorandum of Understanding to confirm the material terms of an agreement in principle to settle the securities class action and derivative litigation filed in the United States District Court for the Central District of California (the "Court") on behalf of persons who purchased Common Stock during various time periods spanning from August 11, 1995 to October 17, 1995, inclusive and
          derivatively on behalf of the Company.   On January 26, 1998, the
          United States District Court for the Central District of California approved the settlement of the class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding. The Securities Litigation alleged violations of federal and state securities laws by the Company and certain of its officers and directors. The terms of the Stipulation of Settlement include cash payments in the total amount of $1,300,000. Of this amount, $1,000,000 was paid by proceeds from the Company's insurance coverage. The cash payment has been made into an escrow account for the benefit of the claimants. Additionally, the Company will issue 1,870,000 warrants to purchase shares of Common Stock of the Company at $3.00 per share for five years, and 770,000 shares of Common Stock. The Company will additionally issue warrants to the insurance company to purchase 50,000 shares of common stock of the Company at an exercise price of $3.00 per share for a period of five years. Shares of Common Stock and Warrants have been reserved for the Settlement.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               There were no matters submitted to stockholders during the fourth quarter of the fiscal year ended September 30, 1998.

                                       PART II
                                       -------

          ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND
          RELATED STOCKHOLDER MATTERS

               The Common Stock is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") Small Cap Market under the symbol "CMPD". The following table sets forth the range of high and low bid prices for the Common Stock during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions.


                                             Common Stock
                                             ------------
                                            High       Low
                                            ----       ---

          Year ended September 30, 1997
          Quarter Ended:
          -------------

          December 31, 1996             $  1.94      $  .53
          March 31, 1997                   1.38         .69
          June 30, 1997                    1.22         .50
          September 30, 1997               3.09         .59


          Year ended September 30, 1998:
          Quarter Ended:
          -------------

          December 31, 1997             $  2.34      $ 1.34
          March 31, 1998                   1.50         .78
          June 30, 1998                    1.25         .69
          September 30, 1998                .81         .34

               As of December 12, 1998, there were approximately 887 record holders of Common Stock. Such amounts do not include Common Stock held in "nominee" or "street" name.

               The Company has not paid cash dividends on its Common Stock since its inception. At the present time, the Company's anticipated working capital requirements are such that it intends to follow a policy of retaining any earnings in order to finance the development of its business.

               On November 16, 1998 the Company was notified of a potential delisting of its securities from the Nasdaq quotation system.
          The Company was provided a ninety (90) day period to regain compliance with the minimum bid requirement of $1.00. In order to regain compliance, shares of the Company's Common Stock must report a closing bid price of $1.00 or greater for ten consecutive trading days, prior to February 16, 1999.


          ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

               This analysis should be read in conjunction with the consolidated financial statements and notes thereto. See "ITEMS 7 and 13 Financial Statements, and Exhibits and Reports on Form 8-K".


          RESULTS OF OPERATIONS

          FISCAL YEAR ENDED SEPTEMBER 30, 1998 AS COMPARED TO 1997
          --------------------------------------------------------

               Revenues for fiscal 1998 decreased overall by $82,000, or 4%, from fiscal 1997. This decrease is primarily due to the elimination of the Company's cardiac event monitoring services (TeleCor), causing a revenue decrease of $204,000 from the prior year and the termination of OsteoGram royalty revenues, causing a revenue decrease of $77,000 from the prior year. The TeleCor operations were terminated in July 1997. The OsteoGram license agreement was terminated in March 1998. Revenues from the Company's ongoing ECG business increased overall by $199,000 in fiscal 1998, as compared to the prior year, primarily as a result of increased electrocardiograph sales from $146,000 in the prior year to $395,000 in 1998.

               Costs of ECG services increased by $70,000 during fiscal 1998 from those in fiscal 1997. Such increases were primarily a result of increased purchases of parts and supplies for refurbishment of electrocardiographs, so that the units could be placed with new customers, and to increased salaries as a result of the transfer of a staff member from research and development to ECG operations (technical support). Cost of sales for fiscal 1998 were $226,000, or an average of 57% of product sales revenues. Selling costs decreased by 41% ($131,000 decrease) during fiscal 1998 as a result of the elimination of marketing costs associated with the TeleCor monitoring services that were terminated during the prior year. There were no operating costs relating to the TeleCor monitoring services, as compared to $219,000 during the prior year. Research and development costs decreased by $204,000 during fiscal 1998 primarily as a result of reduced consulting and contract research expenditures paid to outside parties, and to reductions in purchases of supplies. General and administrative expenses decreased during fiscal 1998 by $329,000 (21%) primarily as a result of reduced staffing, consulting fees and insurance costs. During the prior fiscal year 1997, the Company incurred $54,000 in expenses relating to the securities litigation (see Item 3. Legal Proceedings). During fiscal 1998 an additional $7,000 of legal costs were accrued.

               Other income includes a revised estimate of an accrual for certain contengencies amounting to $225,000. It was deemed in the current year that the accrual was no longer necessary.

               The net loss of $1,333,000 is primarily a result of research and development costs associated with the development of the OsteoGram software and to the general and administrative costs of the Company including those corporate costs relating to the requirements of a public company. Future research and development costs and corporate costs are anticipated to result in continued losses during the next fiscal year.

               The sales of Class C Convertible Preferred Stock involved a beneficial conversion feature whereby the securities may be converted into Common Stock at a fixed discount to the market price of the Common Stock at the date of conversion. The Series 1 Class C Preferred Stock provides for a discount of 25% and the Series 2 Class C Preferred Stock provides for a discount of 20% (or 22.5% if the Company receives full payment for such shares prior to December 31, 1998). The total amount of the beneficial conversion feature, in the amount of $794,000 has been accounted for as a dividend to the preferred shareholders at issuance. The amount of this deemed dividend has been added to the net loss in determining loss per share during the year ended September 30, 1998. The value of the beneficial conversion feature is measured by the difference between the conversion price and the market value of the Common Stock on the date of issuance multiplied by the number of shares into which the Preferred Stock may be converted.

          FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
          ----------------------------------------------------

               At September 30, 1998, the Company had approximately $2,833,000 in cash and marketable securities, as compared to a balance of $931,000 at September 30, 1997. The net increase in cash and marketable securities during fiscal 1998 of $1,902,000 is primarily due to the placement in December 1997 and March 1998 of Class C Preferred Stock, with net proceeds of approximately $3,300,000, which was partially offset by losses from operations, prior to depreciation and amortization expense.

               The Company's primary capital resource commitments at September 30, 1998 consist of capital and operating lease commitments, primarily for computer equipment and for facilities. Management estimates that present working capital amounts will be sufficient for at least the next 12 months, based upon current capital utilization rates.

               Pending the FDA approval of the automated OsteoGram software, the Company will commence the marketing and sale of this software. The Company is seeking distributors to sell this software and has not estimated the costs of marketing materials and advertising that are associated with this product, a portion of which may be borne by the distributor. There is no assurance that such a distributor will be secured, or that there will be wide market acceptance for this product.

               The Company's ongoing research and development activities associated with the OsteoGram bone densitometry software and the current repair and refurbishment of its ECG terminals are all subject to federal, state and local regulations. The Company is seeking a partner to continue the development of Detoxahol and is not continuing expenditures for research and development of this product at this time. Should the Company find a partner, the regulatory approval process for the Company's Detoxahol(TM) technology can take years and require expenditure of substantial resources.

               The Company is seeking potential business acquisitions or joint venture opportunities with businesses that would be complementary to its own. Should such opportunities arise, the funding for such transactions would be derived from the working capital of the Company along with issuances of equity and/or debt instruments of the Company. There is no assurance that such transactions will occur.

          IMPACT OF THE YEAR 2000
          -----------------------

          The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

          Based on a recent assessment, the Company determined that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has determined it has no exposure to contingencies related to the Year 2000 Issue for the products it has sold.

          SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
          ------------------------------------------

               The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein include (i) statements made in Item 1 under the caption "THE OSTEOVIEW(R)" relating to the expectation that the bone densitometer under development will determine bone density utilizing a low-dose x-ray source from a measurement of the fingers and the wrist (ii) statements made in
          Item 6 under the caption "FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES" relating to management's projection that present working capital amounts will be sufficient for at least the next 12 months and (iii) statements made in Item 1 under the caption "GOVERNMENT REGULATION" that the OsteoGram bone density test is anticipated to become covered for reimbursement under Medicare guidelines. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished. In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, changes in health care reform, including reimbursement programs, capital needs to fund any delays or extensions of research programs and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

          ITEM 7.  FINANCIAL STATEMENTS

               The following financial statements are included as a separate section following the signature page to this Form 10-
          KSB:

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                         PAGE
                                         ----

          Report of Independent Auditors  . . . . . . . . . . . . .   F-2

          Consolidated Balance Sheet as of
           September 30, 1998   . . . . . . . . . . . . . . . . . .   F-3

          Consolidated Statements of Operations
           for the years ended September 30,
           1998 and 1997  . . . . . . . . . . . . . . . . . . . . .   F-5

          Consolidated Statements of Stockholders'
           Equity for the years ended September
           30, 1998 and 1997  . . . . . . . . . . . . . . . . . . .   F-6

          Consolidated Statements of Cash Flows
           for the years ended September 30,
           1998 and 1997  . . . . . . . . . . . . . . . . . . . . .   F-7

          Notes to Consolidated Financial Statements  . . . . . . .   F-8


          ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               Not applicable.

                                       PART III
                                       --------

               The information called for by Part III (Items 9, 10, 11 and
          12) of Form 10-KSB is hereby incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission by not later than January 30, 1999 in connection with the election of directors at the 1998 Annual Meeting of Stockholders of the Company.

                                       PART IV
                                       -------

          ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS

          EXHIBIT
          NUMBER    DESCRIPTION OF EXHIBIT
          --------  ----------------------

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

          EXHIBIT
          NUMBER    DESCRIPTION OF EXHIBIT
          --------  ----------------------

          4.2 Form of Warrant Agreement and Warrant [Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-2 (File No. 33-48437), effective August 3, 1992]

          4.3 Specimen Common Stock Certificate [Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

          4.4 Form of Preferred Stock Certificate [Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

          4.5 Certificate of Designation of Class A Preferred Stock [Incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

          4.6 Certificate of Designation of Class B Preferred Stock [Incorporated by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

          4.7 Certificate of Designation of Class C 7% Convertible Preferred Stock [incorporated by reference to Exhibit 3.1 to the Company's Form 8-K for an event of December 24, 1997].

          4.8 Certificate of Correction for the Class C 7% Convertible Preferred Stock [incorporated by reference to Exhibit 3.2 to the Company's Form 8-K for an event of December 24, 1997}

          10.1 Agreement, dated May 23, 1991 (the "SASCO Agreement"), for the purchase by the Company of substantially all of the assets of Skeletal Assessment Services Company ("SASCO") [Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992].

          10.2 Amendment to the SASCO Agreement, dated August 11, 1995, between the Company and SASCO [Incorporated by reference to
               Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

          EXHIBIT
          NUMBER    DESCRIPTION OF EXHIBIT
          --------  ----------------------

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

          10.5 Form of Non-Qualified Stock Option Agreement [Incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8 (File No. 33-63435), filed October 14, 1995]

          10.6 Form of Securities Purchase Agreement for sale of Class C 7% Convertible Preferred Stock [incorporated by reference to
               Exhibit 10.1 to the Company's Form 8-K for an event of December 24, 1997].

          10.7 Registration Rights Agreement [incorporated by reference to
               Exhibit 10.3 to the Company's Form 8-K for an event of December 24, 1997].

          10.8 Agreement, dated April 27, 1993 between the Company and OCG Technology, Inc. [Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Post-Effective Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994].

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

          EXHIBIT
          NUMBER    DESCRIPTION OF EXHIBIT
          --------  ----------------------

          10.12 Exclusive License Agreement, dated January 3, 1994, between the Company and the University of Georgia Research Foundation, Inc. [Incorporated by reference to
                    Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for fiscal year 1994]

          10.13 Technology License Agreement, dated September 22, 1995, between the Company and Merck & Co., Inc. [Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K for an event of September 27, 1995]

          10.16 Stock Purchase Agreement, dated as of August 9, 1995, relating to the Company's private placement of $5.1 million worth of Common Stock [Incorporated by reference to Exhibit 10 to the Company's Current Report on Form 8-K for an event of August 9, 1995]

          10.17 Sponsored Research Agreement, effective as of May 1, 1996, between UMMC and the Company [Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on form 10-KSB for fiscal year 1996 (the "1996 Form 10-KSB")].

          10.18 Exclusive License Agreement, effective as of May 1, 1996, between UMMC and the Company [Incorporated by reference to Exhibit 10.18 to the Company's 1996 Form 10-KSB].

          10.19 Evaluation and Development Agreement between Varian Associates and the Company dated December 10, 1996 [Incorporated by reference to Exhibit 10.19 to the Company's 1996 Form 10-KSB].

          10.20 Agreement of Settlement and Mutual General Release, dated April 23, 1996 among the Company, Robert Stuckelman, William Barnett, Allan Gelbard and Barry Silverton [Incorporated by reference to Exhibit 10.20 to the Company's 1996 Form 10-KSB].

          10.21 Settlement Agreement and General Release, effective September 15, 1996, between the Company and Howard L. Mark, M.D. [Incorporated by reference to Exhibit 10.21 to the Company's 1996 Form 10-KSB].

          10.22 Settlement Agreement and General Release, effective August 1, 1996 between the Company and Mark C. Branigan [Incorporated by reference to Exhibit 10.22 to the Company's 1996 Form 10-KSB].

          10.23 Commercial Office Lease, dated August 30, 1996, between the Company and USAA Income Properties III Limited Partnership [Incorporated by reference to Exhibit 10.23 to the Company's 1996 Form 10-KSB].

          EXHIBIT
          NUMBER    DESCRIPTION OF EXHIBIT
          --------  ----------------------

          21        Subsidiaries of the Company

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

                    COMPUMED, INC.
                    ----------------------------
                    Registrant

                    By: /s/ James Linesch
                        -----------------
                          James Linesch, President

                    Date:  December 23, 1998
                          ----------------------------

               In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature               Title               Date


          /s/ James Linesch
          ---------------------    President, Chief    December 23, 1998
            James Linesch          Financial
                                   Officer

          /s/ Robert B. Goldberg
          ---------------------    Chairman of         December 23, 1998
            Robert B. Goldberg     the Board


          /s/ John D. Minnick
          ---------------------    Director            December 23, 1998
            John D. Minnick


          /s/ Robert Stuckelman
          ---------------------    Director            December 23, 1998
            Robert Stuckelman



          ---------------------    Director            December   , 1998
            Herbert Lightstone

                                    COMPUMED, INC.

                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                       PAGE
                                                                       ----

          Report of Independent Auditors  . . . . . . . . . . . . . . . F-2

          Consolidated Balance Sheet as of
           September 30, 1998 . . . . . . . . . . . . . . . . . . . . . F-3

          Consolidated Statements of Operations for the years ended
           September 30, 1998 and 1997  . . . . . . . . . . . . . . . . F-5

          Consolidated Statements of Stockholders' Equity for
           the years ended September 30, 1998 and 1997  . . . . . . . . F-6

          Consolidated Statements of Cash Flows for the years
           ended September 30, 1998 and 1997  . . . . . . . . . . . . . F-7

          Notes to Consolidated Financial Statements  . . . . . . . .  F-8

                            REPORT OF INDEPENDENT AUDITORS


          Board of Directors and Stockholders
          CompuMed, Inc.

          We have audited the accompanying consolidated balance sheet of CompuMed, Inc. and subsidiaries as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuMed, Inc. and subsidiaries at September 30, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


                                                       /s/Ernst & Young LLP



          Los Angeles, California
          November 20, 1998

          CONSOLIDATED BALANCE SHEET
          COMPUMED, INC. AND SUBSIDIARIES

          ASSETS
                                                          September 30,
                                                              1998
                                                           -----------
          CURRENT ASSETS
            Cash                                          $     51,000
            Marketable securities                            2,782,000
            Accounts receivable, less allowance of $39,000
                                                               214,000
            Inventory                                           36,000
            Prepaid expenses and other current assets           27,000
                                                           -----------
                              TOTAL CURRENT ASSETS           3,110,000



          PROPERTY AND EQUIPMENT - Note A

            Machinery and equipment                          1,758,000
            Furniture, fixtures and leasehold
              improvements                                     138,000
            Equipment under capital leases                     796,000
                                                            ----------
                                                             2,692,000
            Less allowance for depreciation and
              amortization                                   2,374,000
                                                            ----------
                                                               318,000


          OTHER ASSETS

            Other assets                                        22,000
                                                            ----------
                                                            $3,450,000
                                                            ==========


          See notes to consolidated financial statements

          CONSOLIDATED BALANCE SHEET
          COMPUMED, INC. AND SUBSIDIARIES

          LIABILITIES AND STOCKHOLDERS' EQUITY           September 30,
                                                              1998
                                                         -------------
          CURRENT LIABILITIES
            Accounts payable                               $   101,000
            Accrued liabilities                                222,000
            Current portion of capital lease
              obligations-Note E                               130,000
                                                            ----------

                                TOTAL CURRENT LIABILITIES      453,000

          CAPITAL LEASE OBLIGATIONS, less current
            portion-Note E                                     112,000

          COMMITMENTS AND CONTINGENCIES-Notes E and G

          STOCKHOLDERS' EQUITY-Note C
            Preferred stock, $.10 par value--authorized
              1,000,000 shares

             Class A $3.50 cumulative convertible voting
                preferred stock, issued and outstanding --
                8,400 shares                                     1,000

             Class B $3.50 convertible voting preferred
                stock, issued and outstanding - 300 shares           -

             Class C 7% convertible preferred stock,
            issued and outstanding   11,650 shares             946,000

            Common stock, $.01 par value--authorized
              50,000,000 shares, issued and
              outstanding- 12,540,102                          125,000

           Additional paid in capital                       29,539,000

           Retained deficit                               (27,726,000)
                                                         -------------
                            STOCKHOLDERS' EQUITY             2,885,000
                                                         -------------
                                                         $   3,450,000
                                                         =============

          See notes to consolidated financial statements

          CONSOLIDATED STATEMENTS OF OPERATIONS
          COMPUMED, INC. AND SUBSIDIARIES

                                              Year Ended September 30,
                                                     1998         1997
                                                     ----         ----
          REVENUES
            ECG services                        $1,420,000    $1,470,000
            ECG product and supplies sales         395,000       146,000
            Cardiac event monitoring services          -0-       204,000
            OsteoGram royalty income                42,000       119,000
                                              ------------  ------------
                                                 1,857,000     1,939,000

          COST AND EXPENSES
            Cost of ECG services                   990,000       920,000
            Cost of goods sold                     226,000        65,000
            Cost of cardiac event monitoring
              services                                 -0-       219,000
            Selling expenses                       187,000       318,000
            Research and development               537,000       741,000
            General and administrative expenses  1,263,000     1,592,000
            Depreciation and amortization          285,000       367,000
                                              ------------  ------------
                                                 3,488,000     4,222,000

            Interest income                        109,000        92,000
            Other income   Note I                  225,000           -0-
            Interest expense                      (36,000)      (23,000)

          NET LOSS                            $(1,333,000)  $(2,214,000)
                                              ============  ============

          NET LOSS PER SHARE                  $      (.19)  $      (.25)
                                              ------------  ------------
          Weighted average number of common
              shares outstanding                10,912,240     8,965,045
                                              ============  ============


          See notes to consolidated financial statements

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          COMPUMED, INC. AND SUBSIDIARIES


                                                              Additional
                                         Preferred   Common   Paid in
                                         Stock       Stock    Capital
                                         ---------   ------   ----------

          Balance at September 30, 1996: $    2,000   $89,000 $27,036,000

          Conversion of 1933 shares of
           Class B Preferred Stock to
           19,330 shares of Common Stock

          Proceeds from issuance of
           48,120 shares of Common Stock
           upon exercise of stock
           options                                      1,000      48,000

          Securities issued and reserved
           for issuance relating to MB
           antidulition provision                                  85,000

          Dividends paid on Class A
           Preferred Stock

          Net Loss                       ----------  -------- -----------

          Balances at September 30,
           1997:                              2,000    90,000  27,169,000

          Conversion of 100 shares of
           Class B Preferred Stock to
           1,000 shares of Common Stock      (1,000)                1,000

          Proceeds from issuance of
           69,064 shares of Common Stock
           Upon exercise of stock
           options                                      1,000      69,000

          Proceeds from issuance of
           35,000 shares of Class C
           Preferred Stock, net of
           expenses                       2,487,000               794,000

          Deemed Dividend on beneifical
           conversion feature of
           Convertible Preferred Stock      794,000              (794,000)

          Conversion of 23,350 shares of
           Class C Preferred Stock to
           3,294,182 shares of Common
           Stock                         (2,335,000)   34,000   2,301,000

          Dividends paid on Class A
           Preferred Stock                                         (1,000)

          Net Loss                       ----------  -------- -----------

          Balances at September 30,
           1998:                           $947,000  $125,000 $29,539,000
                                         ==========  ======== ===========

                                         Retained
                                         Deficit       Total
                                         ---------     -----

          Balance at September 30, 1996: $(24,169,000) $2,958,000

          Conversion of 1933 shares of
           Class B Preferred Stock to
           19,330 shares of Common Stock

          Proceeds from issuance of
           48,120 shares of Common Stock
           upon exercise of stock
           options                                         49,000

          Securities issued and reserved
           for issuance relating to MB
           antidulition provision                          85,000

          Dividends paid on Class A
           Preferred Stock                    (10,000)    (10,000)

          Net Loss                         (2,214,000) (2,214,000)
                                         ------------  ----------

          Balances at September 30,
           1997:                          (26,393,000)    868,000

          Conversion of 100 shares of
           Class B Preferred Stock to
           1,000 shares of Common Stock                       -0-

          Proceeds from issuance of
           69,064 shares of Common Stock
           Upon exercise of stock
           options                                         70,000

          Proceeds from issuance of
           35,000 shares of Class C
           Preferred Stock, net of
           expenses                                     3,281,000

          Deemed Dividend on beneifical
           conversion feature of
           Convertible Preferred Stock                        -0-

          Conversion of 23,350 shares of
           Class C Preferred Stock to
           3,294,182 shares of Common
           Stock                                              -0-

          Dividends paid on Class A
           Preferred Stock                                 (1,000)

          Net Loss                         (1,333,000) (1,333,000)
                                         ------------  ----------

          Balances at September 30,
           1998:                         $(27,726,000) $2,885,000
                                         ============  ==========


          See notes to consolidated financial statements.

          CONSOLIDATED STATEMENTS OF CASH FLOWS
          COMPUMED, INC. AND SUBSIDIARIES


                                                 Year Ended September 30,
                                                     1998         1997
                                                     ----         ----
          OPERATING ACTIVITIES:
          Net loss                              $(1,333,000) $(2,214,000)
          Net adjustments to reconcile net
            loss to net cash used in operating
             activities:
                Depreciation and amortization       285,000      367,000
                Expense recognized for securities
                 issued                                 -0-       85,000
          Changes in operating assets and
            liabilities:
                Accounts receivable                  33,000      188,000
                Inventory and prepaid expenses       19,000       93,000
                Accounts payable and other
                  liabilities                      (352,000)    (236,000)
                Other assets                            -0-        7,000
                                              -------------  -----------
          NET CASH USED IN OPERATING ACTIVITIES  (1,348,000)  (1,710,000)
                                              -------------  -----------

          INVESTING ACTIVITIES:
            Sale of marketable securities               -0-    1,639,000
            Purchase of marketable securities    (1,932,000)         -0-
            Sales of property, plant and
              equipment                                 -0-       30,000
            Purchases of property, plant and
              equipment                              (3,000)     (20,000)
                                              -------------  -----------
          NET CASH PROVIDED (USED) BY INVESTING
            ACTIVITIES                           (1,935,000)   1,649,000

          FINANCING ACTIVITIES:
            Proceeds from sale of Class C
              Preferred Stock, net                3,281,000          -0-
            Dividends on Class A Preferred Stock     (1,000)     (10,000)
            Principal payments on capital lease
              obligations                           (97,000)     (52,000)
            Exercise of stock options and
              warrants                               70,000       49,000
                                              -------------  ------------
          NET CASH PROVIDED (USED) BY FINANCING
            ACTIVITIES                            3,253,000      (13,000)
                                              -------------  -----------
          DECREASE IN CASH                          (30,000)     (74,000)

          Cash at beginning of year                  81,000      155,000
                                              -------------  -----------

          CASH AT END OF YEAR                      $ 51,000    $  81,000
                                              =============  ===========

          Cash paid for interest                   $ 36,000      $23,000
                                              =============  ===========

          During 1998 and 1997 computer and office equipment were acquired under capital lease obligations for
          $106,000 and $176,000 respectively.

          See notes to consolidated financial statements

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          COMPUMED, INC. AND SUBSIDIARIES

          NOTE A-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

          Principles of Consolidation: The consolidated financial
          ---------------------------
          statements include the accounts of CompuMed, Inc. and it's wholly-owned subsidiary (the Company). All material intercompany transactions and accounts have been eliminated.

          Description of Business: The Company is engaged in the processing and interpretation of ECG diagnostic tests and in the rental and sale of ECG equipment and supplies. The Company maintains a central processing center where services are provided on a 24-hour basis, located in Manhattan Beach, California. Customers of the Company are located throughout the country. In addition to the ECG operations, the Company is developing technologies for the measurement of bone mineral density (BMD) for the diagnosis and treatment of osteoporosis. The Company has developed automated BMD tests using a digitized radiograph of three fingers as compared to a radiograph of a calibrated aluminum wedge.

          Inventory:  Inventory consists of ECG terminals, component parts,
          ----------
          ECG medical supplies and starter kits for the Company's OsteoGram service. Inventory is stated at cost (weighted average or first-in first-out method) which is not in excess of market.

          Property and Equipment: Property and equipment are stated at
          -----------------------
          cost. Depreciation and amortization are computed on the straight-line basis over the following useful lives:

                    Furniture, fixtures and
                       leasehold improvements            3 to 5 years
                    Equipment                            3 to 5 years

          Revenue Recognition: Standard ECG services and supplies are
          --------------------
          recorded when billed to the customer in conjunction with services performed. Product sales are recorded upon shipment of product and passage of title to the customer. Other income is recorded when accrued or received.

          Income Taxes: The Company utilizes the liability method to
          -------------
          determine the provision for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

          Marketable Securities: Marketable securities consist of short-
          ----------------------
          term money market investments and investments in U.S. Treasury securities (T-bills). The marketable securities are carried at cost, which approximates the market value as of September 30, 1998.

          Per Share Data: In February 1997, the Financial Accounting
          ---------------
          Standards Board issued Statement of Financial Accounting Standards No.128, "Accounting for Earnings Per Share" ("FAS 128"). This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common

          COMPUMED, INC. AND SUBSIDIARIES

          NOTE A-BASIS OF PRESENTATION SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. It is effective for financial statements issued for periods ending after December 5, 1997. The Company has adopted this new standard in the fiscal year 1998 financial statements.

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

          The sales of Class C Convertible Preferred Stock involved a beneficial conversion feature whereby the securities may be converted into Common Stock at a fixed discount to the market price of the Common Stock at the date of conversion. The Series 1 Class C Preferred Stock provides for a discount of 25% and the Series 2 Class C Preferred Stock provides for a discount of 20% (or 22.5% if the Company receives full payment for such shares prior to December 31, 1998). The total amount of the beneficial conversion feature, in the amount of $794,000 has been accounted for as a dividend to the preferred shareholders at issuance. The amount of this deemed dividend has been added to the net loss in determining loss per share during the year ended September 30, 1998. The value of the beneficial conversion feature is measured by the difference between the conversion price and the market value of the Common Stock on the date of issuance multiplied by the number of shares into which the Preferred Stock may be converted.

          Long-lived Assets: Long-lived assets used in operations are
          -----------------
          reviewed periodically to determine that the carrying values are not impaired and, if indications of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded.

          Use of Estimates: The preparation of financial statements in
          ----------------
          conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          RECLASSIFICATION
          Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 classification.

          COMPUMED, INC. AND SUBSIDIARIES

          NOTE A-BASIS OF PRESENTATION SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          Stock Based Compensation: In October 1995, the Financial
          ------------------------
          Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other stock-based compensation awards. However, FAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain pro forma disclosures are made. The Company has elected to account for its stock compensation arrangements under the provision of APB 25, "Accounting for Stock Issued to Employees," with pro forma disclosures required by FAS 123.

          Concentration of Credit Risk: The Company sells its products
          ----------------------------
          throughout the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the years ended September 30, 1998 and 1997, no single customer accounted for more than 10% of the Company's net revenues.

          NOTE B-INCOME TAXES

          At September 30, 1998, the Company has available for federal income tax purposes, net operating loss carryforwards of approximately $16,880,000, which expire between 1998 and 2013. The utilization of the above net operating loss carryforwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization.

          Significant components of the Company's deferred tax liabilities and assets as of September 30, 1998 and 1997 are as follows:

                  Deferred tax liabilities:       1998         1997
                                              ------------ ------------
                  Property and Equipment         $(12,000)    $(72,000)

               Deferred tax assets:
                  Account receivable
                     allowance                     26,000       29,000
                  Accrued expenses                 18,000       20,000
                  Tax credits                       9,000        9,000
                  Net operating loss
                     carryforwards              6,255,000    5,890,000
                                              -----------  -----------
                    Total deferred tax assets   6,308,000    5,948,000

                  Valuation allowance for
                    deferred tax assets        (6,296,000)  (5,876,000)
                                              -----------  -----------

                    Net deferred tax assets        12,000       72,000
                          Total                $        0   $        0
                                               ==========   ==========

          COMPUMED, INC. AND SUBSIDIARIES

          NOTE C-STOCKHOLDERS' EQUITY

          Common Stock:  On August 13, 1992, the Company issued 8,000,000
          -------------
          units, each unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. This offering was sold at $.25 per unit for net proceeds of $1,505,000. On September 17, 1992, the 8,000,000 shares of Common Stock became separately tradable. After a one for ten reverse stock split of October 17, 1994, the 8,000,000 warrants were exercisable to purchase 800,000 shares of Common Stock until August 2, 1997. This entitles a holder of 10 warrants to purchase one share of the Company's Common Stock at $3.75 per share. The outstanding warrants were callable by the Company at any time after August 3, 1994, at a price of $.05 per warrant. A total of 1,528,300 of the warrants were exercised as of September 30, 1997. On August 1, 1997, the expiration date of the warrants was extended until August 2, 1999.

          During Fiscal 1997, the Company issued 24,621 shares of Common Stock to one of the shareholders of MB Neutraceuticals (MB) in accordance with antidilution provisions of an Agreement and Plan of Reorganization entered into on March 18, 1994. During Fiscal 1998, 24,621 shares of Common Stock were issued to the other MB shareholder in accordance with the Agreement. The value of these shares had been accrued prior to Fiscal 1997, so the issuance of the shares offset the accrued liability.

          Class A $3.50 Cumulative Convertible Voting Preferred Stock: The
          -----------------------------------------------------------
          holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors of the Company, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. Every two shares of the Class A Preferred Stock are presently convertible, subject to adjustment, into one share of Common Stock. In the event of any liquidation, the holders of the Class A Preferred Stock are entitled to receive $2.00 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class A Preferred Stock. The Class A Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class A Preferred Stock stockholders have the right to convert their shares into Common Stock during such 30-day period.

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

          COMPUMED, INC. AND SUBSIDIARIES

          NOTE C-STOCKHOLDERS' EQUITY (CONTINUED)

          Of the 437,500 shares of Class A Preferred Stock issued on September 30, 1991, a total of 429,100 were converted into 429,100 shares of Common Stock. A total of 4,200 shares of Common Stock are currently issuable upon conversion of the remaining 8,400 shares of the Class A Preferred Stock.

          Class B $3.50 Convertible Voting Preferred Stock: In August 1994,
          -------------------------------------------------
          the Company issued 52,333 shares of Class B $3.50 Convertible Preferred Stock ("Class B Preferred Stock") in connection with the acquisition of certain property. The holders of Class B Preferred Stock are entitled to receive dividends only, when and as declared by the Board of Directors of the Company. Each share of Class B Preferred Stock is convertible, subject to adjustment, into ten shares of Common Stock. In the event of any liquidation, the holders of the Class B Preferred Stock are entitled to receive $3.50 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class B Preferred Stock. Each share of Class B Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class B Preferred Stock stockholders have the right to convert their shares into Common Stock during this 30-day period.

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

          During the fiscal year ended September 30, 1998, 100 shares of Class B stock were converted to 1,000 shares of Common Stock. A total of 3,000 shares of Common Stock are currently issuable upon conversion of the remaining 300 shares of Class B Preferred Stock.

          Class C Convertible Preferred Stock: On December 24, 1997, the
          -----------------------------------
          Company closed the placement of 17,500 shares of Series 1 Class C 7% Convertible Preferred Stock (the "Series C-1 Preferred Stock") at a price of $100 per share, or an aggregate purchase price of $1,750,000 pursuant to Securities Purchase Agreements. The Series C-1 Preferred Stock is immediately convertible into shares of the Company's Common Stock at a conversion ratio equal to $100 divided by the lesser of (i) $1.51 or (ii) 75% of the average closing bid price for the ten consecutive trading days prior to the notice of conversion. In the event that the closing bid price of the Common Stock is less than $1.00 per share on the trading day immediately preceding the receipt of a conversion notice, the holder

          COMPUMED, INC. AND SUBSIDIARIES

          NOTE C-STOCKHOLDERS' EQUITY (CONTINUED)

          requesting conversion would be limited to converting not more than 5% of the shares he initially purchased, which limitation would continue for a period of 30 days. The Company has the right to force conversion of any or all outstanding Series C-1 Preferred Stock on November 30, 1999 at the conversion ratio on that date. There is no minimum conversion price. Should the value of the Common Stock fall substantially prior to conversion, the holders of the Preferred Stock could obtain a significant share of the Common Stock upon their conversions. Upon conversion of the Series C-1 Preferred Stock, the holder would receive warrants (the "Warrants") to purchase the same number of shares of Common Stock as being issued on the conversion, at an exercise price equal to the conversion price and exercisable for three years from issuance. The Securities Purchase Agreements also provided for the issuance of 17,500 shares of Series 2 Class C 7% Convertible Preferred Stock (the "Series C-2 Preferred Stock" and together with the Series C-1 Preferred Stock, the "Class C Preferred Stock"). The Series C-2 Preferred Stock is identical to the Series C-1 Preferred Stock except that the conversion ratio is equal to $100 divided by the lessor of (i) $1.34 or (ii) 80% of the average closing bid price for the ten consecutive trading days prior to the notice of conversion (or 77.5% if the Company received full payment for such shares prior to December 31, 1998). In addition, the Company has the right to force conversion on December 31, 1999. On January 22, 1998, the Company sold an additional 8,750 shares of such Series C-2 Preferred Stock for $875,000 and, on March 31, 1998, the Company sold an additional 8,750 shares of such Series C-2 for $875,000.

          As a condition to the initial closing of the placement of the Class C Preferred Stock, the Company entered into a Registration Rights Agreement with each purchaser whereby the Company agreed to file a registration statement under the Securities Act of 1933 with the Securities and Exchange Commission registering for offer and sale the Common Stock underlying the Class C Preferred Stock and Warrants. The registration statement was deemed effective on February 6, 1998.

          The net proceeds from the placement of the Series C Preferred Stock were approximately $3,281,000 after payment of a 4% fee to the distributor and other placement expenses.

          During the fiscal year ended September 30, 1998, Class C shareholders converted 23,350 shares of Class C preferred stock
          into 3,294,182 shares of Common Stock.   At September 30, 1998,
          there were 11,650 shares of Class C Preferred Stock outstanding, including 6,100 shares of Series 1 and 5,550 shares of Series 2.
          See NOTE J   SUBSEQUENT EVENT.

          NOTE D   STOCK OPTIONS AND WARRANTS

          Stock Options: The Company's Stock Option Plan provides for the
          -------------
          granting of options to key employees, officers and certain individuals to purchase shares of the Company's Common Stock. Options intended to be incentive stock options within the meaning of Section 422 of

          COMPUMED, INC. AND SUBSIDIARIES

          NOTE D- STOCK OPTIONS AND WARRANTS (CONTINUED)

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

          In accordance with Statement 123, pro forma information regarding net income and earnings per share has not been presented because the effect of the employee stock option grants is immaterial in 1998 and 1997.

          A summary of the Company's stock option activity, and related information for the years ended September 30 follows:

                                  1998                 1997

                               -----------------------------------------
                                          Weighted-             Weighted-
                                           Average               Average
                                          Exercise              Exercise
                                 Shares     Price     Shares      Price
                                 ------   ---------   ------    ---------

          Options
           outstanding,
           beginning of year   1,192,617      1.18    974,978      1.28

          Options exercised      (69,064)     1.00    (48,121)     1.00
          Options granted        388,500      1.53    270,000       .76

          Options
           forfeited/canceled   (222,628)     1.03     (4,240)      .79
                               ---------            ---------


          Options
           outstanding, end
           of year             1,289,425      1.32  1,192,617      1.18
                               =========            =========


          Exercisable at end
           of year             1,042,023      1.38    738,765      1.23
                               =========            =========

          The weighted average remaining contract life of the stock options was 4.0 years as of September 30, 1998. The exercise prices for options outstanding at September 30, 1998 ranged from $.75 to $4.25.

          COMPUMED, INC. AND SUBSIDIARIES

          NOTE D- STOCK OPTIONS AND WARRANTS (CONTINUED)

          Warrants:  At September 30, 1998, the Company had the following
          ---------
          warrants outstanding for the purchase of its common stock:

                                                       Number of
                                       Expiration        Shares    Exercise
                 Description              Date          Issuable    Price
                 -----------           ----------      ---------   --------
          Secondary Offering           August 1999       647,170      $3.75
          SASCO                      September 2000      147,000      $2.50
          First Geneva Holdings       December 1999      200,000      $1.10
          Other                        August 1999        22,000      $3.75
                                                      ----------
            Total warrants
              outstanding                              1,016,170
                                                      ----------

          Upon conversion of the Series C-1 Preferred Stock, the holder will receive warrants to purchase the same number of shares of Common Stock as being issued on the conversion, at an exercise price equal to the conversion price and exercisable for three years from issuance. Based on the conversion rates experienced through September 30, 1998, warrants for the purchase of approximately 5,000,000 shares of Common Stock could be issued at average prices of approximately $0.71 per share.

          On December 24, 1997, the Company issued warrants (the "1995 Warrants") exercisable for the purchase of 200,000 shares of its Common Stock at an exercise price of $1.10 per share, until December 1, 1999, related to certain placements effected by the Company in 1995 and 1996. The shares of Common Stock underlying the 1995 Warrants were also included in the registration statement filed pursuant to the Registration Rights Agreement.

          NOTE E - COMMITMENTS

          The Company has capital leases for computer and office equipment that expire through 2001 and has a noncancelable operating lease for a facility expiring in August 1999 which is included in the operating lease amounts below. The following is a summary as of September 30, 1998 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

          COMPUMED, INC. AND SUBSIDIARIES

          NOTE E - COMMITMENTS (CONTINUED)


                                               Capital  Operating
          Year ending September 30              Leases    Leases
                                               -------  ---------
               1999                           $165,000   $210,000
               2000                            108,000        -0-
               2001                             15,000        -0-
               2002                                -0-        -0-
                                            ----------   --------
          Total minimum lease payments        $288,000   $210,000
                                                         ========

          Less amount representing interest     46,000
                                            ----------
          Net minimum lease payments          $242,000
          Less current portion                 130,000
                                            ----------

          Present value of net minimum
            payments, less current portion  $  112,000
                                            ==========

          Included in accumulated depreciation and amortization at September 30, 1998 is $520,000 related to capital leases. Amortization of capital leases is included in depreciation and amortization expense. Rental expense under operating leases was $234,000 (1998) and $233,000 (1997).

          On May 1, 1996, the Company entered into a research and license agreement with the University of Massachusetts Medical Center
          (UMMC) in connection with the development of digital applications of its bone mineral density analysis technology. Under the terms of the license agreement, the Company will receive from UMMC worldwide rights, in the field of bone densitometry, to develop and market devices and services, subject to FDA regulation, which employ the licensed technology of certain US patents owned by UMMC. UMMC has reserved the right to license the technology to two other companies. For the license agreement, the Company paid a $25,000 license initiation fee. The Company will also pay additional amounts totaling $175,000 upon the completion of certain milestones and will remit royalty payments of 3% of the revenues generated from product sales when such sales should commence in the future. No amounts were paid under the license agreement during fiscal 1998.

          Under the terms of the research agreement with UMMC, the Company has sponsored research during a two-year period that focused on digital bone densitometry measurement techniques integrating the Company's proprietary software. The Company agreed to reimburse UMMC for their costs in the amount of $100,000 during the first year and $50,000 during the second year of the agreement, which terminated in May 1998. During fiscal 1998, total payments of $12,500 were made under this agreement. The Company has not extended the research agreement at this time.

          COMPUMED, INC. AND SUBSIDIARIES

          NOTE F - SAVINGS AND RETIREMENT PLANS

          The Company has a Savings and Retirement Plan (the "Plan") under which every full-time salaried employee who is 18 years of age or older may contribute up to 15 percent of his or her annual salary to the Company's Plan. For an employee contribution of up to but not exceeding 6 percent of the employee's annual salary the Company will make a matching contribution of $.25 for every $1.00 of the employee's contribution. The Company's contributions are 100% vested after 60 months of contributions to the Plan. Benefits are payable under the Plan upon termination of a participant's employment with the Company or at retirement. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company's matching contribution, which was charged to expense, were $8,000 and $8,000 in fiscal 1998 and 1997, respectively.

          NOTE G - CONTINGENCIES

          On August 5, 1996 the Company entered into a Memorandum of Understanding to confirm the material terms of an agreement in principle to settle the securities class action and derivative litigation filed in the United States District Court for the Central District of California (the "Court") on behalf of persons who purchased Common Stock during various time periods spanning from August 11, 1995 to October 17, 1995, inclusive and
          derivatively on behalf of the Company.   On January 26, 1998, the
          United States District Court for the Central District of California approved the settlement of the class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding. The Securities Litigation alleged violations of federal and state securities laws by the Company and certain of its officers and directors. The terms of the Stipulation of Settlement include cash payments in the total amount of $1,300,000. Of this amount, $1,000,000 was paid by proceeds from the Company's insurance coverage. The cash payment has been made into an escrow account for their benefit. Additionally, the Company will issue 1,870,000 warrants to purchase shares of Common Stock of the Company at $3.00 per share for five years, and 770,000 shares of Common Stock. The Company additionally will issue warrants to the insurance company to purchase 50,000 shares of common stock of the Company at an exercise price of $3.00 per share for a period of five years.
          The Company recorded a $2,786,000 expense in 1996 related to the Settlement. Shares of Common Stock and Warrants have been reserved for the Settlement.

          NOTE H - MERCK LICENSE

          On September 22, 1995, the Company entered into an agreement with Merck & Co. (Merck) whereby Merck was granted a perpetual, exclusive license of the Company's OsteoGram(R) technology and was assigned the Company's software copyright and OsteoGram(R) trade name. On January 7, 1998, the Company was notified of a termination of the license agreement. Revenues earned under this license agreement terminated after March 1998. During the fiscal year ended September 30, 1998 royalty revenues were $42,000. The rights to the OsteoGram technology reverted back to the Company on

          COMPUMED, INC. AND SUBSIDIARIES

          NOTE H - MERCK LICENSE (CONTINUED)

          March 31, 1998. The Company is currently incorporating this technology into a software product and is seeking distribution and licensing agreements for this test.

          NOTE I   OTHER INCOME

          Other income includes a revised estimate of an accrual for certain contengencies amounting to $225,000. It was deemed in the current year that the accrual was no longer necessary.

          NOTE J   SUBSEQUENT EVENT

          In October, and November, the Company received notices of conversion of Class C Preferred Stock in the total amount of 1,812.5 shares and subsequently issued a total of 446,060 shares of Common Stock.

          COMPUMED, INC.
          FORM 10-KSB FOR THE PERIOD ENDED SEPTEMBER 30, 1998

                                       EXHIBIT INDEX
                                       -------------

          EXHIBIT
          NUMBER      DESCRIPTION OF EXHIBIT
          --------    ----------------------

          23          Consent of Ernst & Young LLP

          27          Financial Data Schedule