Form 10KSB/A
period 1998-09-30
COMPUMED INC
filed 1999-01-27
CIK 700998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (FEE REQUIRED).

For the fiscal year ended           September 30, 1998
                          --------------------------------------

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED).

For the transition period from                 to
                               ---------------    ---------------
Commission file number                     0-14210
                       ------------------------------------------

                                 COMPUMED, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           Delaware                                       95-2860434
------------------------------                       -----------------------
    (State of Incorporation                              (I.R.S. Employer
        or Organization)                                 Identification No.)

1230 Rosecrans Avenue, Suite 1000,
Manhattan Beach, California                                 90266
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

Documents incorporated by reference: None. The purpose of this Amendment is to provide the information contained in Part III herein.

                                          PART III


      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
      ------
      COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Executive Officers and Directors

              The following table sets forth certain information concerning the directors and executive officers of the Company as of January 22, 1999:

                                                             Year
                                                             Became
      Name                     Position with Company         Director      Age
      ----                     ---------------------         --------      ---

      Robert Goldberg          Chairman of the Board         1994          65
      James Linesch            President and Chief           --            43
                               Financial Officer
      Herbert S. Lightstone    Director                      1997          65
      John Minnick             Director                      1985          50
      John Romm, M.D.          Director                      1997          68
      Robert Stuckelman        Director                      1973          67


              The terms of the Board of Directors will expire at the next annual meeting of stockholders. The Company's officers are elected by the Board of Directors and hold office at the will of the Board.


                       BACKGROUND EXPERIENCE OF DIRECTORS AND OFFICER

      Mr. Goldberg is a senior partner in the firm of Francis, Goldberg &
      ------------
      Powers, a certified Public Accounting Firm, and has been associated with such firm since January 1995. Prior thereto, he was a senior partner in the Los Angeles office of Bernstein, Fox, Goldberg & Licker Certified Public Accountants. He is certified in both California and New York and has been a member of the New York State Bar. Mr. Goldberg attended
      Lehigh University, Brooklyn Law School and New York University School of Law and has lectured for the Practicing Law Institute and The
      American College of Life Underwriters. He is a member of the Estate Planning Council, Professional Planners Forum and various accounting societies.

      Mr. Linesch joined the Company in June 1996 as Vice President and Chief
      -----------
      Financial Officer and became President in August 1997. From 1991 until 1996, he served as Chief Financial Officer of Universal Self Care, Inc.
      a durable medical equipment supplier publicly traded on the NASDAQ Small Cap market, and is currently a director of that company. From 1987 to 1991, he served as the Chief Financial Officer of Science Dynamics Corp., specializing in sales, service and development of medical billing software. He was a practicing CPA with Price Waterhouse in California from 1981 to 1984. Mr. Linesch received his BS degree in Finance from California State University, Northridge, and his MBA degree from the University of Southern California.

      Mr. Lightstone is Vice President, Corporate Development, with ICN
      --------------
      Pharmaceuticals. (NYSE:ICN) where he is also responsible for ICN's global public and investor relations activities. He rejoined ICN in 1994 and also served with ICN from 1968 until 1981. Prior to ICN, Mr. Lightstone served as a Director, and subsequently as Chairman & CEO of Immunetech Pharmaceuticals from 1983 through 1986. In 1981 and 1982 he served as President of Revlon Ophthalmic International. He has been a consultant to numerous emerging companies.

      Mr. Minnick is President of Minnick Capital Management, an investment
      -----------
      management firm that he founded in 1972. Mr. Minnick is a member of the Kansas and Federal Bar. He has served as a director on other corporate and non-profit boards and is a member of the Association for Investment Management and Research (AIMR). Mr. Minnick is a graduate of Washburn University (BA) and the Washburn University School of Law (JD).

      Dr. Romm has practiced internal medicine and gastroenterology in private
      --------
      practice since 1962. He earned his MD at Wayne State College of Medicine and also holds a BS in biology. He is an associate professor of medicine at the University of California, Los Angeles and is an attending physician at Cedars-Sinai Medical Center.

      Mr. Stuckelman founded the Company in 1973 and served as its President
      --------------
      to 1982. From 1982 through 1989, Mr. Stuckelman was a business consultant for small and medium size companies. In 1989, he rejoined the Company as President and Chief Executive Officer in which capacities he served until October 1994. Mr. Stuckelman has been a director of the Company since its incorporation. Since 1994, he has been President of Technical Management Consultants, which provides business consulting services to many companies. He is also on the Board of Directors of Medical Resources Management, Inc., a public company that rents laser surgery equipment to doctors and hospitals. He holds an MSEE from the University of Southern California and a BEE from Cornell University.

              There is no family relationship among the directors or executive officers of the Company.


                                BOARD MEETINGS AND COMMITTEES

      The Board of Directors of the Company held a total of four meetings during the fiscal year ended September 30, 1998. No director attended fewer than 75% of the aggregate of all meetings of the Board of Directors.

      The Audit Committee is primarily responsible for approving the services performed by the Company's independent auditors and reviewing reports of the Company's internal and external auditors regarding the Company's accounting practices and systems of internal accounting controls. This Committee currently consists of Mr. Stuckelman and Mr. Goldberg. The Audit Committee met once during the fiscal year ended September 30, 1998.

      The Compensation Committee reviews and approves the Company's compensation policy and has assumed responsibility for administration of the Company's 1992 Stock Option Plan. This Committee currently consists of Mr. Minnick and Dr. Romm. The Compensation Committee met once during the fiscal year ended September 30, 1998.

      The Executive Committee is comprised of Mr. Goldberg, Mr. Minnick and Mr. Lightstone. The Executive Committee meets monthly.

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

      Based solely on its review of the copies of such forms received by it, or written representations that no Form 5 was required, the Company believes that, during the year ended September 30, 1998, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.


      ITEM 10.       EXECUTIVE COMPENSATION

          The following table sets forth the compensation for the fiscal year ended September 30, 1998 for the Company's chief executive officer and all executive officers whose compensation exceeded $100,000 for such fiscal year.


      ------------------------------------------------------------------
       Name and         Fiscal    Annual    Compensation    Long-Term
       Principal        Year      Salary      Bonus        Compensation
       Position                                            Stock Options
      -------------     ------   --------   ------------   -------------

      James Linesch      1998    $117,000        0               0

          President      1997     $98,077     $5,000          25,000

                         1996     $32,308*       0            63,750
      -------------------------------------------------------------------
      *    Reflects actual salary from June 1996 to fiscal year end 1996


                                    EMPLOYMENT AGREEMENTS

      NONE

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

      Under the 1992 Plan, the Company may grant qualified or non-qualified options for the purchase of up to 1,200,000 shares of Common Stock.
      At the year ended September 30, 1998, there were 490,399 shares reserved for exercise of options granted, of which 277,996 were exercisable, and 554,924 were available for grant under such Plan. The average price of options issued under the Plan is $1.15 per share. On January 8, 1999 the Board of Directors granted 435,000 options to employees, officer and directors under the plan.

      Both the amount of options granted and to whom they are granted are determined by the Board of Directors with the recommendation of the Compensation Committee, at their discretion. There are no specific criteria, performance formulas or measures applicable to the determination of the amount of options to be granted and to whom such options are to be granted. For a fuller description of the 1992 Plan, see ITEM 2, below.

                           STOCK OPTION GRANTS IN LAST FISCAL YEAR

      None


                       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                              AND FISCAL YEAR END OPTION VALUES

      The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended September 30, 1998 and the fiscal year-end value of unexercised options for the Company's named executive officers.

                                                                     Value of
                                                                   Unexercised
                                          Number of Securities     In-the-money
                                        (shares of Common Stock)    Options at
                                         Underlying Unexercised    Fiscal Year
                   Shares              Options at Fiscal Year End    End(1)
                  Acquired     Value         Exercisable/          Exercisable/
   Name         On Exercise  Realized       Unexercisable         Unexercisable
   ----         -----------  --------    ---------------------    -------------

   J. Linesch        -           -          50,834/37,916            $ 0/$ 0

   R. Raynovich      -           -         158,150/25,000            $ 0/$ 0


          (1) Based upon the closing market price of the Company's Common Stock as reported on the Nasdaq Small Cap market on September 30, 1998 minus the respective option exercise prices.

                                   NON PLAN STOCK OPTIONS

      Between February 1992 and July 1999, a total of 1,152,890 stock options were granted to directors, officers and consultants outside either the 1982 or the 1992 Plans. The exercise prices of these non-plan stock options are at an average price of $1.50 per share which were equal to the fair market value of the Common Stock on the respective dates of grant, and they expire between 1996 and 2001. As of September 30, 1998, 258,393 of these non-qualified stock options were exercised and 799,026 were still outstanding.


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


      ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (a) MANAGEMENT

          The following table sets forth information concerning beneficial ownership of the Company's Common Stock as of January 22, 1999 by:
          (a) each director of the Company; and (b) all executive officers and directors of the Company as a group.

          Name and Address*
          of Beneficial Owner       Amount and Nature of Beneficial Ownership
          ----------------------    -----------------------------------------
          Robert Stuckelman            284,414(2)                      2%

          John Minnick                 264,707(3)                      2%

          Robert Goldberg              181,476(4)                      1%

          Herbert S. Lightstone         58,334(5)                      **

          John Romm, M.D.               16,667(6)                      **

          James Linesch                 59,167(7)                      **

          All officers and
          Directors as a group
          (6 persons)                  864,765(8)                      6%
                                       =======                         ==

      __________________________

          (1) Includes options exercisable within sixty days of January 31, 1999.
          (2) Includes 129,899 shares subject to non-qualified and qualified stock options.
          (3)  Includes 195,422 shares subject to non-qualified stock options.
          (4)  Includes 171,476 shares subject to non-qualified stock options.
          (5)  Includes 58,334 shares subject to non-qualified stock options.
          (6)  Includes 16,667 shares subject to non-qualified stock options.
          (7)  Includes 59,167 shares subject to qualified stock options.
          (8)  See notes (2) through (7)
          (*) c/o CompuMed, Inc, 1230 Rosecrans Avenue, Manhattan Beach, California 90206.
          (**) Less than 1%.

      (b) FIVE PERCENT STOCKHOLDERS
      -----------------------------

       None


      ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      --------------------------------------------------------

          There were no related-party transactions or relationships during the fiscal year ended September 30, 1999.

                                          SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on behalf by the undersigned hereunto duly authorized.


      Date:   January 26, 1999


      CompuMed, Inc.


      /s/ James Linesch
      -------------------------
      James Linesch
      President