Form 10QSB
period 1998-12-31
COMPUMED INC
filed 1999-02-11
CIK 700998

SECURITIES AND EXCHANGE COMMISSION
                                  UNITED STATES
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       or

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission File Number: 0-14210

                                 COMPUMED, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                  95-2860434
-------------------------------     ---------------------------------------
State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
Incorporation or Organization)

           1230 Rosecrans Avenue, Suite 110, Manhattan Beach, CA 90266
--------------------------------------------------------------------------------
                    (Address of Principal Executive Officers)

                                 (310) 643-5106
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in
for the past 90 days. Yes  X    No
                          ---

     The registrant had 13,329,756 shares of common stock, ($.01 par value) issued and outstanding as of December 31, 1998.

                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES



                                                                           Page
PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

           Consolidated balance sheets - December 31, 1998 (unaudited) and
           September 30, 1998.                                                3

           Consolidated statements of operations - three months ended
           December 31, 1998 and 1997 (unaudited).                            5

           Consolidated statements of cash flows - three months ended
           December 31, 1998 and 1997 (unaudited).                            6

           Notes to interim unaudited consolidated financial statements.      7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.                                             9


PART II.  OTHER INFORMATION

  Item 2   Changes in Securities and Use of Proceeds                         12

  Item 6   Exhibits and Reports on Form 8K                                   12


SIGNATURES                                                                   13

                                     PART I

                              FINANCIAL INFORMATION


CONSOLIDATED CONDENSED BALANCE SHEETS
COMPUMED, INC. AND SUBSIDIARIES

                                                   December 31,   September 30,
                                                       1998           1998
                                                   ------------   -------------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS
 Cash                                               $   91,000      $   51,000
 Marketable securities                               2,382,000       2,782,000
 Accounts receivable, less allowance of $44,000
  (December 1998) and $39,000 (September 1998)         249,000         214,000
 Inventories                                            38,000          36,000
 Prepaid expenses and other current assets              32,000          27,000
                                                     ---------       ---------

        TOTAL CURRENT ASSETS                         2,792,000       3,110,000

PROPERTY AND EQUIPMENT
 Machinery and equipment                             1,762,000       1,758,000
 Furniture, fixtures and leasehold improvements        139,000         138,000
 Equipment under capital leases                        834,000         796,000
                                                     ---------       ---------
                                                     2,735,000       2,692,000

Less allowance for depreciation and amortization     2,347,000       2,374,000
                                                     ---------       ---------
                                                       388,000         318,000

OTHER ASSETS                                            22,000          22,000
                                                     ---------       ---------

                                                    $3,202,000      $3,450,000
                                                    ==========      ==========



See notes to interim unaudited consolidated condensed financial statements


CONSOLIDATED CONDENSED BALANCED SHEETS
COMPUMED, INC. AND SUBSIDIARIES

                                                     December 31,  September 30,
                                                        1998           1998
                                                     ------------  -------------
                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                     $  111,000      $ 101,000
Other accrued liabilities                               236,000        222,000
Current portion of capital lease obligations            155,000        130,000
                                                        -------        -------

       TOTAL CURRENT LIABILITIES                        502,000        453,000

CAPITAL LEASE OBLIGATIONS, less current portion         144,000        112,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, $.10 par value--authorized
 1,000,000 shares

  Class A $3.50 cumulative convertible voting
  preferred stock, issued and outstanding --
  8,400 shares                                            1,000          1,000

  Class B $3.50 convertible voting preferred
    stock, issued and outstanding - 300 shares                -              -

  Class C 7% convertible preferred stock,
    issued and outstanding - 8,812 shares
    (December 1998) and 11,650 shares                   678,000        946,000
    (September 1998)

 Common Stock, $.01 par value--authorized
  50,000,000 shares, issued and outstanding--
  13,329,756 shares (December 1998) and
  12,540,102 shares (September 1998)                    134,000        125,000

 Additional paid in capital                          29,789,000     29,539,000

 Retained deficit                                   (28,046,000)   (27,726,000)
                                                   ------------   ------------
        STOCKHOLDERS' EQUITY                          2,556,000      2,885,000
                                                   ------------   ------------

                                                    $ 3,202,000     $3,450,000
                                                   ============     ==========

See notes to interim unaudited consolidated condensed financial statements


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
COMPUMED, INC. AND SUBSIDIARIES

                                                    Three Months Ended
                                                       December 31,
                                                       ------------
                                                 1998               1997
                                                 ----               ----
REVENUES FROM OPERATIONS
 ECG services                                 $ 326,000          $ 349,000
 ECG product and supplies sales                 186,000             41,000
 OsteoGram services and royalties                 5,000             25,000
                                             ----------         ----------
                                                517,000            415,000
COSTS AND EXPENSES
 Costs of ECG services                          236,000            237,000
 Cost of goods sold                             110,000             28,000
 Selling expenses                                60,000             44,000
 Research and development                       112,000            163,000
 General and administrative expenses            291,000            363,000
 Depreciation and amortization                   38,000             68,000
                                              ---------          ----------
LOSS FROM OPERATIONS                           (330,000)          (488,000)

  Other income                                   24,000             14,000
  Interest expense                              (14,000)            (5,000)
                                             ----------         ----------
NET LOSS                                      $(320,000)         $(479,000)
                                             ==========         ==========

NET LOSS PER SHARE                            $    (.02)        $     (.05)
                                             ==========         ==========
   (Basic and diluted)
Weighted average number of
 common shares outstanding                   12,934,929          9,054,160
                                             ==========         ==========




See notes to interim unaudited consolidated condensed financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
COMPUMED, INC. AND SUBSIDIARIES

                                                         Three Months Ended
                                                      December 31,  December 31,
                                                         1998          1997
                                                         ----          ----

OPERATING ACTIVITIES:
 Net loss                                              $(320,000)   $(479,000)
 Adjustment to reconcile net loss to net
  cash used in operating activities:
      Depreciation and amortization                       38,000       68,000
  Changes in operating assets and liabilities:
      Accounts receivable                                (35,000)     (28,000)
      Inventories, prepaid expenses and other assets      (7,000)      24,000
      Accounts payable and other liabilities              24,000      (24,000)
                                                        --------    ----------
NET CASH USED IN OPERATING ACTIVITIES                   (300,000)    (439,000)

INVESTING ACTIVITIES:
 Purchases of marketable securities                         -      (1,675,000)
 Sale of marketable securities                           400,000      406,000
 Purchases of property, plant and equipment               (5,000)      (2,000)
                                                        --------    ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      395,000   (1,271,000)

FINANCING ACTIVITIES:
 Proceeds from the sale of Class C 7% convertible
   preferred stock, net of offering costs                 (9,000)   1,654,000
 Dividends on Class A preferred stock                       -          (1,000)
 Principal payments on capital lease obligations         (46,000)     (29,000)
 Exercise of stock options and warrants                     -          25,000
                                                        --------    ----------
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                                     (55,000)   1,669,000
                                                        --------    ----------
INCREASE (DECREASE) IN CASH                               40,000      (41,000)

Cash at beginning period                                  51,000       81,000
                                                        --------    ----------

CASH AT END OF PERIOD                                    $91,000     $ 40,000
                                                        ========    ==========

Cash paid for interest:                                 $ 14,000     $  5,000
                                                        ========    ==========




See notes to interim unaudited consolidated condensed financial statements

NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED
FINANCIAL STATEMENTS

COMPUMED, INC. AND SUBSIDIARIES


NOTE A--BASIS OF PREPARATION

The balance sheet at September 30, 1998 has been derived from the Company's year-end audited financial statements.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements for the year ended September 30, 1998 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

NOTE B--PER SHARE DATA

Basic loss per share is calculated using the net loss, less preferred stock dividends, divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and effect of the conversion of the Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

NOTE C--COMMITMENTS AND CONTENGENCIES

On January 26, 1998, the United States District Court for the Central District of California approved the settlement of the class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding entered into on August 5, 1996. The final settlement is anticipated to be completed by June 30, 1999 and will involve the issuance of 770,000 shares of Common Stock and the issuance of 1,870,000 warrants for the purchase of Common Stock at a price of $3.00. The effect of these issuances on the Company's net loss was recorded during the fiscal year ended September 30, 1997.

NOTE D - CONVERSION OF CLASS C CONVERTIBLE PREFERRED STOCK

During the fiscal quarter ended December 31, 1998, Class C shareholders converted 2,838 shares of Class C preferred stock into 789,654 shares of Common Stock. At December 31, 1998, there were 8,812 shares of Class C Preferred Stock remaining, including 5,375 shares of Series 1 and 3,437 shares of Series 2.

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


OVERVIEW
--------

During the fiscal quarter ended December 31, 1998, in addition to the Company's ongoing transtelephonic ECG business, the Company's research and development efforts were directed toward the completion of its Automated OsteoGram 2000 software. On December 1, 1999, the Company filed for market clearance with the U.S. Food and Drug Administration (FDA) to sell its Automated OsteoGram 2000 software to Physicians and Clinicians. The Company is currently seeking distributors for this software and is developing a marketing plan, pending FDA clearance.

RESULTS OF OPERATIONS
---------------------

Total revenues for the three months ended December 31, 1998 (the "First Quarter 1999") were $517,000, as compared to $415,000 for the same period in 1998. Revenues from ECG product and supplies sales increased to $186,000, from $41,000 during the same period in fiscal 1998, due to sales of electrocardiograph units and related supplies. During the prior fiscal year, the Company provided electrocardiographs primarily on a rental-only basis, so equipment sales were negligible. Revenues from the Company's OsteoGram(R) services were $5,000, as compared to $25,000 during the same period in fiscal 1998. There was no royalty income earned during the First Quarter 1999 from OsteoGram(R) operations being managed by a subsidiary of Merck & Co., Inc. (compared to $25,000 in 1998), since the license agreement was terminated on March 31, 1998, however; the Company has commenced offering OsteoGram(R) services directly to research institutions and revenues from such services are anticipated to continue in the future.

Overall operating costs decreased by 6% during the First Quarter 1999 to $847,000, as compared to the same period in fiscal 1998. General and administrative expenses decreased by 20% to $291,000, as compared to the same period in fiscal 1998, primarily due to reductions in professional fees, consulting expenses and payroll. Research and development costs decreased by 31% to $112,000 during the First Quarter 1999, as compared to the same period in fiscal 1998, primarily as a result of reduced salaries, consulting fees and contracted research fees. Selling expenses increased by $16,000 during the First Quarter 1999, as compared to the same period in fiscal 1998, primarily as a result of sales commissions earned on products sold.

The Company recorded other income during the quarter of $24,000, which is comprised of interest income from investments in marketable securities.

Net loss for the First Quarter 1999 was $320,000 compared to a loss of $479,000 for the same period in fiscal 1998. The decreased loss is due to the cost reductions enacted by the Company primarily in the areas of research and development and general and administrative expenses.




FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

As of December 31, 1998 the Company had $2,290,000 of working capital, a decrease of $367,000 from September 30, 1998. This decrease in working capital is primarily a result of losses from operations, including research and development costs, adjusted for depreciation expense.

The Company's capital resource commitments at December 31, 1998 consist primarily of costs associated with the development of its bone densitometry technology. During the three months ended December 31, 1998, total research and development expenses were $112,000. Expenditures during future periods may meet or exceed this level.

The University of Georgia sponsored Detoxahol research agreement has been suspended and the Company is only supporting patent-related costs at this time. Due to the long-term nature of this project, the Company has been seeking a strategic partner to participate in future development.

The Company intends to pursue additional research and/or sub-contractor agreements relating to its development projects. Additionally, the Company is actively seeking partners and acquisition candidates of businesses that are complementary to its own. Such investments would be financed either by the Company's working capital, through issuance of Company securities or a combination thereof. No assurance can be given that any acquisition would not be dilutive to stockholders.

Depending on the extent of development activities borne by the Company, the Company will continue to incur losses from operations until sales of products currently under development will commence. Current working capital levels are considered adequate for the Company's business activities during the next 12 months.

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

                                     PART II

OTHER INFORMATION

Item 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) During the fiscal quarter ended December 31, 1998, 2,838 shares of Class C Preferred Stock were converted into an aggregate of 789,654 shares of Common Stock. These conversions were exempt from registration under the Securities Act by reason of Section 3(a)(9) thereof.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits - None


  (b) Form 8-K - During the fiscal quarter ended December 31, 1998, the Company did not file a report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COMPUMED, INC
                                    --------------
                                    (Registrant)



                                    By:  /s/James Linesch
                                         -------------------------------------
                                         James Linesch
                                         President and Chief Financial Officer




Date:  February 9, 1999

                           EXHIBIT INDEX


         Exhibit          Description
         -------          -----------

           27             Financial Data Schedule