Form 10QSB
period 1999-03-31
COMPUMED INC
filed 1999-05-14
CIK 700998

SECURITIES AND EXCHANGE COMMISSION
                                  UNITED STATES
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission File Number: 0-14210

                                 COMPUMED, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        95-2860434
------------------------------              -----------------------------------
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

     The registrant had 13,329,756 shares of common stock, ($.01 par value) issued and outstanding as of March 31, 1999.

                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements (unaudited)

                  Consolidated balance sheets - March 31, 1999 (unaudited) and September 30, 1998.

                  Consolidated statements of operations - three months and six months ended March 31, 1999 and 1998 (unaudited).

                  Consolidated statements of cash flows - six months ended March 31, 1999 and 1998 (unaudited).

                  Notes to interim unaudited consolidated financial statements.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 4            Other Information

Item 6            Exhibits and Reports on Form 8K


SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION


CONSOLIDATED CONDENSED BALANCE SHEETS
COMPUMED, INC. AND SUBSIDIARIES

                                                       March 31,  September 30,
                                                          1999        1998
                                                      ----------- -------------
                                                      (Unaudited)

ASSETS

CURRENT ASSETS
 Cash                                                 $  104,000     $   51,000
 Marketable securities                                 2,150,000      2,782,000
 Accounts receivable, less allowance of $37,000
  (March 1999) and $39,000 (September 1998)              244,000        214,000
 Inventories                                              49,000         36,000
 Prepaid expenses and other current assets                82,000         27,000
                                                      ----------     ----------

         TOTAL CURRENT ASSETS                          2,629,000      3,110,000

PROPERTY AND EQUIPMENT
 Machinery and equipment                               1,764,000      1,758,000
 Furniture, fixtures and leasehold improvements          139,000        138,000
 Equipment under capital leases                          935,000        796,000
                                                      ----------     ----------
                                                       2,838,000      2,692,000

Less allowance for depreciation and amortization       2,394,000      2,374,000
                                                      ----------     ----------
                                                         444,000        318,000

OTHER ASSETS                                              22,000         22,000
                                                      ----------     ----------

                                                      $3,095,000     $3,450,000
                                                      ==========     ==========


See notes to interim unaudited consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCED SHEETS
COMPUMED, INC. AND SUBSIDIARIES

                                                    March 31,     September 30,
                                                      1999            1998
                                                   -----------    -------------
                                                   (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                 $    109,000    $    101,000
 Other accrued liabilities                             284,000         222,000
 Current portion of capital lease obligations          184,000         130,000
                                                  ------------    ------------

         TOTAL CURRENT LIABILITIES                     577,000         453,000

CAPITAL LEASE OBLIGATIONS, less current portion        170,000         112,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, $.10 par value -- authorized
  1,000,000 shares

   Class A $3.50 cumulative convertible voting
    preferred stock, issued and outstanding --
    8,400 shares                                         1,000           1,000

   Class B $3.50 convertible voting preferred
    stock, issued and outstanding - 300 shares               -               -

  Class C 7% convertible preferred stock,
issued and outstanding - 8,812 shares
    (March 1999) and 11,650 shares
    (September 1998)                                   678,000         946,000

 Common Stock, $.01 par value -- authorized
  50,000,000 shares, issued and outstanding --
  13,329,756 shares (March 1999) and
  12,540,102 shares (September 1998)                   134,000         125,000

Additional paid in capital                          29,789,000      29,539,000

Retained deficit                                   (28,254,000)    (27,726,000)
                                                  ------------    ------------
         STOCKHOLDERS' EQUITY                        2,348,000       2,885,000
                                                  ------------    ------------

                                                  $  3,095,000    $  3,450,000
                                                  ============    ============

See notes to interim unaudited consolidated condensed financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
COMPUMED, INC. AND SUBSIDIARIES


                                                      Three Months Ended
                                                 ---------------------------
                                                           March 31,
                                                     1999              1998
                                                     ----              ----
REVENUES FROM OPERATIONS
 ECG services                                    $  359,000        $  351,000
 ECG product and supplies sales                     253,000            97,000
 OsteoGram services and royalties                     3,000            17,000
                                                 ----------        ----------
                                                    615,000           465,000
COSTS AND EXPENSES
 Costs of ECG services                              237,000           216,000
 Cost of goods sold                                 146,000            52,000
 Selling expenses                                    79,000            46,000
 Research and development                            71,000           210,000
 General and administrative expenses                246,000           283,000
 Depreciation                                        47,000            91,000
                                                 ----------        ----------
LOSS FROM OPERATIONS                               (211,000)         (433,000)

  Other income                                       18,000            28,000
  Interest expense                                  (15,000)           (9,000)
                                                 ----------        ----------
NET LOSS                                         $ (208,000)       $ (414,000)
                                                 ==========        ==========
NET LOSS PER SHARE                               $     (.02)       $     (.12)
   (Basic and diluted)                           ==========        ==========

Weighted average number of
 common shares outstanding                       13,329,756        10,225,939
                                                 ==========      ============


                                                       Six Months Ended
                                                 ---------------------------
                                                           March 31,
                                                     1999              1998
                                                     ----              ----
REVENUES FROM OPERATIONS
 ECG services                                    $  686,000        $  695,000
 ECG product and supplies sales                     439,000           143,000
 OsteoGram services and royalties                     7,000            42,000
                                                 ----------        ----------
                                                  1,132,000           880,000
COSTS AND EXPENSES
 Costs of ECG services                              470,000           451,000
 Cost of goods sold                                 256,000            81,000
 Selling expenses                                   142,000            91,000
 Research and development                           183,000           374,000
 General and administrative expenses                537,000           647,000
 Depreciation                                        85,000           158,000
                                                 ----------        ----------
LOSS FROM OPERATIONS                               (541,000)         (922,000)

  Other income                                       42,000            42,000
  Interest expense                                  (29,000)          (13,000)
                                                 ----------        ----------
NET LOSS                                         $ (528,000)       $ (893,000)
                                                 ==========        ==========
NET LOSS PER SHARE                               $     (.04)       $     (.17)
                                                 ==========        ==========
   (Basic and diluted)
Weighted average number of
 common shares outstanding                       13,132,343        9,640,049
                                                 ==========        =========


See notes to interim unaudited consolidated condensed financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
COMPUMED, INC. AND SUBSIDIARIES


                                                           Six Months Ended
                                                        March 31,     March 31,
                                                          1999           1998
                                                          ----           ----


OPERATING ACTIVITIES:
 Net loss                                             $(528,000)    $  (893,000)
 Adjustment to reconcile net loss to net
  cash used in operating activities:
      Depreciation                                       85,000         155,000
  Changes in operating assets and liabilities:
      Accounts receivable                               (30,000)        (75,000)
      Inventories, prepaid expenses and other assets    (68,000)         28,000
      Accounts payable and other liabilities             70,000         (23,000)
                                                      ---------     ----------
NET CASH USED IN OPERATING ACTIVITIES                  (471,000)       (808,000)

INVESTING ACTIVITIES:
 Purchases of marketable securities                           -      (2,547,000)
 Sale of marketable securities                          632,000               -
 Purchases of property, plant and equipment              (7,000)         (5,000)
                                                      ---------     ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                        625,000      (2,552,000)

FINANCING ACTIVITIES:
 Proceeds from the sale of Class C 7%
   convertible preferred stock,
   net of offering costs                                 (9,000)      3,290,000
 Dividends on Class A preferred stock                        -           (1,000)
 Principal payments on capital lease obligations        (92,000)        (40,000)
 Exercise of stock options and warrants                       -          69,000
                                                      ---------     -----------
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                                   (101,000)      3,318,000
                                                      ---------     ----------
INCREASE (DECREASE) IN CASH                              53,000         (42,000)

Cash at beginning period                                 51,000          81,000
                                                      ---------     ----------

CASH AT END OF PERIOD                                 $ 104,000     $    39,000
                                                      =========     ===========

Cash paid for interest:                               $  29,000     $    13,000
                                                      =========     ===========



See notes to interim unaudited consolidated condensed financial statements

NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED,
FINANCIAL STATEMENTS

COMPUMED, INC. AND SUBSIDIARIES


NOTE A--BASIS OF PREPARATION

The balance sheet at September 30, 1998 has been derived from the Company's year-end audited financial statements.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements for the year ended September 30, 1998 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

NOTE B--PER SHARE DATA

Basic loss per share is calculated using the net loss, less preferred stock dividends, divided by the weighted average common shares outstanding. Shares from the assumed exercise of outstanding warrants, options and effect of the conversion of the Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

NOTE C--COMMITMENTS AND CONTENGENCIES

On January 26, 1998, the United States District Court for the Central District of California approved the settlement of the class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding entered into on August 5, 1996. The final settlement is anticipated to be completed by September 30, 1999 and will involve the issuance of 770,000 shares of Common Stock and the issuance of 1,870,000 warrants for the purchase of Common Stock at a price of $3.00. The effect of these issuances on the Company's statement of operations was recorded during the fiscal year ended September 30, 1997.

NOTE D - CONVERSION OF CLASS C CONVERTIBLE PREFERRED STOCK

During the six months ended March 31, 1999, Class C shareholders converted 2,838 shares of Class C preferred stock into 789,654 shares of Common Stock. At March 31, 1999, there were 8,812 shares of Class C Preferred Stock remaining, including 5,375 shares of Series 1 and 3,437 shares of Series 2.

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

OVERVIEW
--------

During the six months ended March 31, 1999, in addition to the Company's ongoing transtelephonic ECG business, the Company's research and development efforts were directed primarily toward the completion of its Automated OsteoGram 2000 software. On December 1, 1998, the Company filed for market clearance with the U.S. Food and Drug Administration (FDA) to sell its Automated OsteoGram 2000 software to Physicians and Clinicians. The Company currently expects to receive a response from the FDA by June 16, 1999.

RESULTS OF OPERATIONS
---------------------

Total revenues for the three months ended March 31, 1999 (the "Second Quarter 1999") were $615,000, as compared to $465,000 for the same period in 1998. Revenues from ECG product and supplies sales increased to $253,000, from $97,000 during the same period in fiscal 1998, due to increased sales of electrocardiograph units and related supplies. During the prior fiscal year, the Company provided electrocardiographs primarily on a rental-only basis, so equipment sales were negligible. Revenues from the Company's OsteoGram(R) services were $3,000, as compared to $17,000 during the same period in fiscal 1998. There was no royalty income earned during the Second Quarter 1999 from OsteoGram operations being managed by a subsidiary of Merck & Co., Inc. (compared to $16,000 in 1998), since the license agreement was terminated on March 31, 1998, however; the Company has commenced offering OsteoGram services directly to research institutions and revenues from such services are anticipated to continue in the future.

Cost of goods sold consists of the costs of supplies and electrocardiograph equipment sold. The overall costs, as a percentage of product sales, are a result of the mix between supplies and equipment sales and the available equipment and supplies costs attainable, based on volumes purchased and vendor pricing availability. During the Second Quarter 1999, costs of sales increased, as a percentage of sales, to 58% from 54% during the prior year. The increase is primarily due to the increase in electrocardiograph equipment sales, which carry a lower gross margin than electrocardiograph supplies sales.

Overall operating costs decreased by 8% during the Second Quarter 1999 to $826,000, as compared to the same period in fiscal 1998. General and administrative expenses decreased by 13% to $246,000, as compared to the same period in fiscal 1998, primarily due to reductions in professional fees, consulting expenses and payroll. Research and development costs decreased by 66% to $71,000 during the Second Quarter 1999, as compared to the same period in fiscal 1998, primarily as a result of reduced salaries, consulting fees and contracted research fees. Selling expenses increased by $33,000 during the Second Quarter 1999, as compared to the same period in fiscal 1998, primarily as a result of sales commissions earned on products sold.

The Company recorded other income during the Second Quarter 1999 of $18,000, which is comprised of interest income from investments in marketable securities.

Net loss for the Second Quarter 1999 was $208,000 compared to a loss of $414,000 for the same period in fiscal 1998. The decreased loss is due to the cost reductions enacted by the Company primarily in the areas of research and development and general and administrative expenses, and to the increases in revenues to $615,000 from $465,000 in the prior year.


Revenues for the six months ended March 31, 1999 were $1,132,000, as compared to $880,000 for the same period in 1998. Revenues from ECG product and supplies sales increased to $439,000, from $143,000 during the same period in fiscal 1998, due to increased sales of electrocardiograph units and related supplies. During the prior fiscal year, the Company provided electrocardiographs primarily on a rental-only basis, so equipment sales were negligible. Revenues from the Company's OsteoGram(R) services were $7,000, as compared to $42,000 during the same period in fiscal 1998, due to the termination of the Merck & Co., Inc. license agreement, mentioned above.

Costs of sales increased during the six months ended March 31, 1999, as a percentage of sales, to 58% from 57% during the prior year. The increase is primarily due to the increase in electrocardiograph equipment sales, which carry a lower gross margin than electrocardiograph supplies sales.

Overall operating costs decreased by 7% during the six months ended March 31, 1999 to $1,673,000, as compared to the same period in fiscal 1998. General and administrative expenses decreased by 17% to $537,000, as compared to the same period in fiscal 1998, primarily due to reductions in professional fees, consulting expenses and payroll. Research and development costs decreased by 51% to $183,000, as compared to the same period in fiscal 1998, primarily as a result of reduced salaries, consulting fees and contracted research fees. Selling expenses increased by $51,000 during the six months ended March 31, 1999, as compared to the same period in fiscal 1998, primarily as a result of sales commissions earned on products sold and increased trade show attendance.

The Company recorded other income during the 1999 six-month period of $42,000, which is comprised of interest income from investments in marketable securities.

Net loss for the six months ended March 31, 1999 was $528,000 compared to a loss of $893,000 for the same period in fiscal 1998. The decreased loss is due to the cost reductions enacted by the Company primarily in the areas of research and development and general and administrative expenses, and to the increases in revenues to $1,132,000 from $880,000 in the prior year.


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

As of March 31, 1999 the Company had $2,052,000 of working capital, a decrease of $605,000 from September 30, 1998. This decrease in working capital is primarily a result of losses from operations, including research and development costs, adjusted for depreciation expense.

The Company's capital resource commitments at March 31, 1999 consist primarily of costs associated with the development of its bone densitometry technology. During the six months ended March 31, 1999, total research and development expenses were $183,000. Expenditures during future periods may meet or exceed this level. Additionally, the Company is anticipating incurring additional costs associated with the market introduction of the OsteoGram 2000 software product, pending FDA clearance. Revenues generated by the sales of this product may offset such costs.

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

Depending on the extent of development activities borne by the Company, the Company will continue to incur losses from operations until sales of products currently under development commence. Current working capital levels are considered adequate for the Company's business activities during the next 12 months.

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

                                     PART II

OTHER INFORMATION


Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders on April 16, 1999, the following actions were taken:


1.  Election of Directors:
       -----------------------------------------------------------------
                    Name                   For                  Withheld
                    ----                   ---                  --------
       -----------------------------------------------------------------
       Robert Goldberg                 11,873,535                524,774
       -----------------------------------------------------------------
       Herbert S. Lightstone           11,877,885                520,424
       -----------------------------------------------------------------
       John Minnick                    11,907,235                491,074
       -----------------------------------------------------------------
       John Romm, M.D.                 11,907,685                490,624
       -----------------------------------------------------------------
       Robert Stuckelman               11,901,685                496,624
       -----------------------------------------------------------------

2. Amendment to the 1992 Stock Option Plan increasing the number of shares subject to the Plan from 1,200,000 to 1,800,000.

     For                 10,168,650
     Against              1,801,279
     Abstain                115,997
     Non-votes              312,283


3. Authorize the Board of Directors to effect a reverse stock split (any one falling within a range between and including a one-for-three and a one-for-ten reverse stock split).

     For                 10,511,029
     Against              1,814,858
     Abstain                 72,422
     Non-votes                    0

     The Board has not acted upon such a stock split.

4. Ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the 1999 fiscal year.

     For                 12,122,274
     Against                150,500
     Abstain                125,535
     Non-votes                    0


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits - None

          (b) Form 8-K - During the fiscal quarter ended March 31, 1999, the Company did not file a report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COMPUMED, INC.
                                       ------------------
                                       (Registrant)



                                       By: /s/ James Linesch
                                          ---------------------------------
                                          James Linesch
                                          President and Chief Financial Officer


Date:  May 13, 1999