Form 10QSB
period 1999-06-30
COMPUMED INC
filed 1999-08-10
CIK 700998

SECURITIES AND EXCHANGE COMMISSION
                                  UNITED STATES
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission File Number: 0-14210

                                 COMPUMED, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                       95-2860434
------------------------------                   -----------------------------
State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

            5777 W. Century Blvd., Suite 1285, Los Angeles, CA 90045
-------------------------------------------------------------------------------
                    (Address of Principal Executive Officers)

                                 (310) 642-2900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

           1230 Rosecrans Avenue, Suite 110, Manhattan Beach, CA 90266
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                       if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days. Yes X No
                         ---   ---

         The registrant had 16,077,064 shares of common stock, ($.01 par value) issued and outstanding as of June 30, 1999.

                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements (unaudited)

                  Consolidated balance sheets - June 30, 1999 (unaudited) and September 30, 1998.

                  Consolidated statements of operations - three months and nine months ended June 30, 1999 and 1998 (unaudited).

                  Consolidated statements of cash flows - nine months ended June 30, 1999 and 1998 (unaudited).

                  Notes to interim unaudited consolidated financial statements.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 2            Changes in Securities and Use of Proceeds

Item 6            Exhibits and Reports on Form 8K


SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION


CONSOLIDATED CONDENSED BALANCE SHEETS
COMPUMED, INC. AND SUBSIDIARIES


                                                          June 30,       September 30,
                                                            1999            1998
                                                            ----         -------------
                                                        (Unaudited)
ASSETS

CURRENT ASSETS
 Cash                                               $      353,000       $     51,000
 Marketable securities                                   2,396,000          2,782,000
 Accounts receivable, less allowance of $45,000
  (June 1999) and $39,000 (September 1998)                 295,000            214,000
 Inventories                                                60,000             36,000
 Prepaid expenses and other current assets                  19,000             27,000
                                                         ---------          ---------

         TOTAL CURRENT ASSETS                            3,123,000          3,110,000

PROPERTY AND EQUIPMENT
 Machinery and equipment                                 1,769,000          1,758,000
 Furniture, fixtures and leasehold improvements            139,000            138,000
 Equipment under capital leases                          1,003,000            796,000
                                                         ---------          ---------
                                                         2,911,000          2,692,000

Less allowance for depreciation and amortization         2,448,000          2,374,000
                                                         ---------          ---------
                                                           463,000            318,000

OTHER ASSETS                                                22,000             22,000
                                                         ---------          ---------

                                                        $3,608,000         $3,450,000
                                                        ==========         ==========



See notes to interim unaudited consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCED SHEETS
COMPUMED, INC. AND SUBSIDIARIES

                                                         June 30,        September 30,
                                                           1999              1998
                                                           ----          -------------
                                                        (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                       $  111,000        $   101,000
 Other accrued liabilities                                 256,000            222,000
 Current portion of capital lease obligations              196,000            130,000
                                                         ---------        -----------

         TOTAL CURRENT LIABILITIES                         563,000            453,000

CAPITAL LEASE OBLIGATIONS, less current portion            175,000            112,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, $.10 par value--authorized
  1,000,000 shares

   Class A $3.50 cumulative convertible voting
    preferred stock, issued and outstanding --
    8,400 shares                                             1,000              1,000

   Class B $3.50 convertible voting preferred
    stock, issued and outstanding - 300 shares                   -                  -

  Class C 7% convertible preferred stock,
issued and outstanding - 0 shares
    (June 1999) and 11,650 shares
    (September 1998)                                             -            946,000

 Common Stock, $.01 par value--authorized 50,000,000
  shares, issued and  outstanding-- 16,077,064 shares
  (June 1999) and 12,540,102 shares (September 1998)       161,000            125,000

Additional paid in capital                              31,200,000         29,539,000

Retained deficit                                       (28,492,000)       (27,726,000)
                                                       ------------       ------------
         STOCKHOLDERS' EQUITY                            2,870,000          2,885,000
                                                       ------------       ------------

                                                    $    3,608,000         $3,450,000
                                                    ==============       ============


See notes to interim unaudited consolidated condensed financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
COMPUMED, INC. AND SUBSIDIARIES


                                               Three Months Ended                 Nine Months Ended
                                                    June 30,                           June 30,
                                                    --------
                                             1999              1998          1999                1998
                                             ----              ----          ----                ----
REVENUES FROM OPERATIONS
 ECG services                            $  348,000      $  380,000       $ 1,033,000       $ 1,076,000
 ECG product and supplies sales             201,000          99,000           640,000           242,000
 OsteoGram services and royalties             8,000               -            16,000            42,000
                                         ----------      ----------       -----------       -----------

                                            557,000         479,000         1,689,000         1,360,000
COSTS AND EXPENSES
 Costs of ECG services                      228,000         250,000           698,000           702,000
 Cost of goods sold                          97,000          56,000           353,000           138,000
 Selling expenses                            85,000          44,000           227,000           135,000
 Research and development                    80,000          68,000           264,000           442,000
 General and administrative expenses        253,000         344,000           790,000           991,000
 Depreciation                                54,000          64,000           139,000           221,000
                                          ----------      ----------       -----------      ------------
LOSS FROM OPERATIONS                       (240,000)       (347,000)         (782,000)       (1,269,000)

  Other income                               20,000          33,000            63,000            75,000
  Interest expense                          (18,000)        (11,000)          (47,000)          (24,000)
                                         ----------      ----------       ------------      ------------
NET LOSS                                 $ (238,000)     $ (325,000)      $  (766,000)      $(1,218,000)
                                         ==========      ==========       ============      ===========
NET LOSS PER SHARE                       $     (.02)     $     (.03)      $      (.06)      $      (.19)
 (Basic and diluted)                     ==========      ==========       ============      ===========
Weighted average number of
 common shares outstanding               14,703,410      11,895,758        13,656,032        10,391,952
                                         ==========      ==========        ==========        ==========





See notes to interim unaudited consolidated condensed financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
COMPUMED, INC. AND SUBSIDIARIES


                                                               Nine Months Ended
                                                          June 30,            June 30,
                                                            1999                1998
                                                            ----                ----

OPERATING ACTIVITIES:
 Net loss                                               $ (766,000)       $  (998,000)
 Adjustment to reconcile net loss to net
  cash used in operating activities:
      Depreciation                                         139,000            188,000
  Changes in operating assets and liabilities:
      Accounts receivable                                  (81,000)           (56,000)
      Inventories, prepaid expenses and other assets       (16,000)            20,000
      Accounts payable and other liabilities                44,000           (308,000)
                                                         ----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                     (680,000)        (1,154,000)

INVESTING ACTIVITIES:
 Purchases of marketable securities                              -         (2,208,000)
 Sale of marketable securities                             386,000                  -
 Purchases of property, plant and equipment                (12,000)            (2,000)
                                                         ----------       ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                           374,000         (2,210,000)

FINANCING ACTIVITIES:
 Proceeds from the sale of Class C 7% convertible
  preferred stock, net of offering costs                    (9,000)         3,290,000
 Dividends on Class A preferred stock                            -             (1,000)
 Principal payments on capital lease obligations          (143,000)           (67,000)
 Exercise of stock options and warrants                    760,000             69,000
                                                         ----------        -----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                       608,000          3,291,000
                                                         ----------        -----------
INCREASE (DECREASE) IN CASH                                302,000            (73,000)

Cash at beginning period                                    51,000             81,000
                                                         ----------        -----------

CASH AT END OF PERIOD                                   $  353,000        $     8,000
                                                         ==========        ===========

Cash paid for interest:                                 $   47,000        $    24,000
                                                         ==========        ===========




See notes to interim unaudited consolidated condensed financial statements

NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED,
FINANCIAL STATEMENTS

COMPUMED, INC. AND SUBSIDIARIES


NOTE A--BASIS OF PREPARATION

The balance sheet at September 30, 1998 has been derived from the Company's year end audited financial statements.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the consolidated financial statements for the year ended September 30, 1998 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

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

NOTE C--COMMITMENTS AND CONTENGENCIES

On January 26, 1998, the United States District Court for the Central District of California approved the settlement of the class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding entered into on August 5, 1996. The final settlement is anticipated to be completed by December 31, 1999 and will involve the issuance of 770,000 shares of Common Stock and the issuance of 1,870,000 warrants for the purchase of Common Stock at a price of $3.00. The effect of these issuances on the Company's statement of operations was recorded during the fiscal year ended September 30, 1997.

NOTE D - CONVERSION OF CLASS C CONVERTIBLE PREFERRED STOCK

During the nine months ended June 30, 1999, Class C shareholders converted 11,650 shares of Class C preferred stock into 2,325,344 shares of Common Stock. At June 30, 1999, there were no longer shares of Class C Preferred Stock remaining.

NOTE E - CONVERSION OF STOCK OPTIONS AND WARRANTS

The terms of the purchase agreement for the Class C Preferred Stock include the issuance of warrants for the purchase of Common Stock at exercise prices equivalent to the discounted prices on the date of conversion of the Preferred Stock to Common Stock. Warrants were issued, when the Class C Preferred Stock was converted to Common Stock, for the purchase of 5,619,525 shares of Common Stock at a total exercise price of $3,500,000. During June 1999, a portion of such warrants were exercised to purchase 851,317 shares of common stock for $398,750. During July 1999, a portion of such warrants were exercised to purchase 478,793 shares of Common Stock for $259,136.

During the nine months ended June 30, 1999, stock options were exercised for 160,301 shares of Common Stock providing proceeds to the Company of $134,532. In addition to the Class C Warrants above, warrants were exercised for 200,000 shares of Common Stock providing proceeds to the Company of $220,000.

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

OVERVIEW
--------

During the nine months ended June 30, 1999, in addition to the Company's transtelephonic ECG business, the Company's research and development efforts were directed primarily toward the completion of its Automated OsteoGram 2000 software. On December 1, 1998, the Company filed for market clearance with the U.S. Food and Drug Administration (FDA) to sell its Automated OsteoGram 2000 software to Physicians and Clinicians. The Company gained market clearance from the FDA on May 19, 1999. The Company is currently taking steps to commercialize this technology.

RESULTS OF OPERATIONS
---------------------

Total revenues for the three months ended June 30, 1999 (the "Third Quarter 1999") were $557,000, as compared to $479,000 for the same period in 1998. Revenues from ECG product and supplies sales increased to $201,000, from $99,000 during the same period in fiscal 1998, due to increased sales of electrocardiograph units and related supplies. The increase in sales of electrocardiograph units is a result of the execution of specific marketing programs designed to increase these sales. Revenues from the Company's OsteoGram(R) services were $8,000, with no revenues in the prior year period. The Company has commenced offering OsteoGram services directly to research institutions and revenues from such services are anticipated to continue in the future.

Cost of goods sold consists of the costs of supplies and electrocardiograph equipment sold. The overall costs, as a percentage of product sales, are a result of the mix between supplies and equipment sales and the available equipment and supplies costs attainable, based on volumes purchased and vendor pricing availability. During the Third Quarter 1999, costs of sales decreased, as a percentage of sales, to 48% from 57% during the prior year. The decrease is primarily due to the lower unit costs for electrocardiograph units pursuant to the purchase terms for such units. The unit costs decrease throughout the period ending November 1999, based on volumes purchased.

Overall operating costs decreased by 4% during the Third Quarter 1999 to $797,000, as compared to $826,000 for the same period in fiscal 1998. General and administrative expenses decreased by 26% to $253,000, as compared to $344,000 for the same period in fiscal 1998, primarily due to reductions in professional fees, consulting expenses and payroll. Research and development costs increased by 18% to $80,000 during the Third Quarter 1999, as compared to $68,000 for the same period in fiscal 1998, primarily as a result of increased salaries and consulting fees that have been necessary as the Company approaches the commercialization of the OsteoGram 2000 product. Selling expenses increased by $41,000 during the Third Quarter 1999, as compared to the same period in fiscal 1998, primarily as a result of sales commissions earned on products sold and increased promotional activities.

The Company recorded other income during the Third Quarter 1999 of $20,000 and $33,000 for the same period in fiscal 1998, which is comprised of interest income from investments in marketable securities. The decrease is due to lower invested funds in the Third Quarter of 1999 as compared to the prior year.

Net loss for the Third Quarter 1999 was $238,000 compared to a loss of $325,000 for the same period in fiscal 1998. The decreased loss is due to the cost reductions enacted by the Company primarily in the area of general and administrative expenses, and to the increases in revenues to $557,000 from $479,000 in the prior year.

Revenues for the nine months ended June 30, 1999 were $1,689,000, as compared to $1,360,000 for the same period in 1998. Revenues from ECG product and supplies sales increased to $640,000 from $242,000 during the same period in fiscal 1998, due to increased sales of electrocardiograph units and related supplies. The increase in sales of electrocardiograph units is a result of the execution of specific marketing programs designed to increase these sales. Revenues from the Company's OsteoGram(R) services were $16,000, as compared to $42,000 during the same period in fiscal 1998, due to the termination of the Merck & Co., Inc. license agreement. In the prior year OsteoGram revenues were from royalty income and in the current year revenues were primarily from contract processing of OsteoGram tests. Revenues from OsteoGram testing are anticipated to continue in the future.

Costs of sales decreased during the nine months ended June 30, 1999, as a percentage of sales, to 55% from 57% during the prior year. The decrease is primarily due to the lower unit costs for electrocardiograph units pursuant to the purchase terms for such units. The unit costs decrease throughout the period ending November 1999, based on volumes purchased.

Overall operating costs decreased by 6% during the nine months ended June 30, 1999 to $2,471,000, as compared to $2,629,000 for the same period in fiscal 1998. General and administrative expenses decreased by 20% to $790,000, as compared to $991,000 for the same period in fiscal 1998, primarily due to reductions in professional fees, consulting expenses and payroll. Research and development costs decreased by 40% to $264,000, as compared to $442,000 for the same period in fiscal 1998, primarily as a result of reduced salaries, consulting fees and contracted research fees. Selling expenses increased by $92,000 during the nine months ended June 30, 1999, as compared to the same period in fiscal 1998, primarily as a result of sales commissions earned on products sold and increased trade show attendance.

The Company recorded other income during the 1999 nine-month period of $63,000 and $75,000 for the same period in fiscal 1998, which is comprised of interest income from investments in marketable securities. The decrease is due to lower invested funds during fiscal 1999.

Net loss for the nine months ended June 30, 1999 was $766,000 compared to a loss of $1,218,000 for the same period in fiscal 1998. The decreased loss is due to the cost reductions enacted by the Company primarily in the areas of research and development and general and administrative expenses, and to the increases in revenues to $1,673,000 from $1,318,000 in the prior year.


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

As of June 30, 1999 the Company had $2,560,000 of working capital, a decrease of $97,000 from September 30, 1998. This decrease in working capital is primarily a result of losses from operations, including research and development costs, adjusted for depreciation expense and to principal payments on lease financing. The decrease in working capital has been offset by increases from the exercise of stock options and warrants, which have contributed approximately $760,000 to working capital.

The Company's capital resource commitments at June 30, 1999 consist primarily of costs associated with the development and commercialization of its bone densitometry technology. During the nine months ended June 30, 1999, total research and development expenses were $264,000. Expenditures during future periods may meet or exceed this level. Additionally, the Company is anticipating incurring additional costs associated with the projected market introduction of the OsteoGram 2000 software product. Revenues generated by the sales of this product may offset such costs.

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

As part of the Company's compliance program, formal communications with customers, suppliers and other support service providers have been initiated. To date, the Company is not aware of any supplier or subcontractor with a Year 2000 issue that would materially affect the Company's results of operations, liquidity or capital resources. The Company will continue to monitor the Year 2000 compliance of third parties with which it does business.

Based on a recent assessment, the Company determined that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that it does not have material exposure to contingencies related to the Year 2000 Issue for the products it has sold.

While the Company currently expects that the Year 2000 issue will not pose significant operational problems, a failure to identify all Year 2000 dependencies in the Company's systems and the systems of its suppliers and customers could have material adverse consequences, including inability to take customer orders, ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could adversely affect the Company. The amount of potential lost revenue cannot be reasonably estimated at this time.

NASDAQ LISTING EXCEPTION
------------------------

On April 22, 1999 an oral hearing was held before a Nasdaq Listing Qualifications Panel (the "Panel") to make a determination regarding the Company's request for continued inclusion on the Nasdaq SmallCap Market. The Company had been notified of potential delisting actions due to its inability to meet the $1.00 per share minimum bid price requirement for continued listing on the Nasdaq SmallCap Market. The Panel also expressed concerns with respect to the Company's marginal compliance with the net tangible assets requirement and its ability to meet this requirement in the future. In May 1999 compliance with the minimum bid price requirement was regained and the Company has been in compliance since that time. In June 1999 the Company increased its tangible net assets by approximately $760,000 as a result of exercises of stock options and warrants.

On July 19, 1999, the Company was granted a temporary exception from its prior inability to meet the minimum bid price standard, subject to its meeting certain conditions. The exception will expire on December 31, 1999, or upon filing of its year-end Form 10-KSB. In the event the Company is deemed to have met the terms of the exception, it shall continue to be listed on The Nasdaq SmallCap Market. The Company believes that it can meet these conditions, however, there can be no assurance that it will do so. If at some future date the Company's securities should cease to be listed on The Nasdaq SmallCap Market, they may continue to be listed in the OTC-Bulletin Board.

                                     PART II

OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the fiscal quarter ended June 30, 1999, the Company (i) issued an aggregate of 1,535,690 shares of Common Stock upon the conversion of 8,812 shares of Class C Preferred Stock, and 1,535,690 warrants, which issuances were exempt from the registration requirements of the Securities Act of 1933 by reason of Section 3(a)(q) thereof, and issued an aggregate of 851,317 shares of Common Stock upon the exercise of warrants, which issuances were exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereof.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits - None

         (b) Form 8-K - During the fiscal quarter ended June 30, 1999, the Company did not file a report on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COMPUMED, INC.
                                   ----------------
                                   (Registrant)



                                   By:
                                      ---------------------------------------
                                        James Linesch
                                        President and Chief Financial Officer





Date:  August 10, 1999