Form 10KSB
period 1999-09-30
COMPUMED INC
filed 1999-12-29
CIK 700998

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (FEE REQUIRED).

FOR THE FISCAL YEAR ENDED           SEPTEMBER 30, 1999
                          ----------------------------------------------------


[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED).

FOR THE TRANSITION PERIOD FROM                  TO
                              ------------------  ----------------------------


COMMISSION FILE NUMBER                  0-14210
                      --------------------------------------------------------


                                 COMPUMED, INC.
                 -----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


         DELAWARE                                 95-2860434
----------------------------------------  ------------------------------------
(State of Incorporation or Organization)   (I.R.S. Employer Identification No.)

5777 WEST CENTURY BLVD., SUITE 1285, LOS ANGELES, CA                  90045
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


                                 (310) 258-5000
------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                         COMMON STOCK PURCHASE WARRANTS
------------------------------------------------------------------------------
                                 Title of Class

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

As of September 30, 1999, 16,613,486 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by non-affiliates was approximately $13,955,000. . Revenues for the fiscal year ended September 30, 1999 totaled $2,325,000.

Documents incorporated by reference: None

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         CompuMed, Inc. (the "Company" or "CompuMed") is a medical diagnostic product and services company focusing on the diagnosis, monitoring and management of several costly, high incidence diseases, particularly cardiovascular disease and osteoporosis. The Company's primary business is the development and marketing of its osteoporosis testing technology and the computer interpretation of electrocardiograms ("ECG's"). The Company applies advanced computing, medical imaging, telecommunications and networking technologies to provide medical professionals and patients with affordable, point-of-care solutions for disease risk assessment and decision support. The Company was incorporated in the State of Delaware on July 21, 1986.

         Significant business developments that have occurred during the past twelve months include the development of automated processing functions for the Company's bone mineral density (BMD) analysis software, the Osteogram(R). In May 1999, the Company received U.S. Food and Drug Administration ("FDA") clearance to market this software, on a stand-alone basis, to physicians and clinics for individual use. The Company is currently performing pre-marketing testing and is improving the user functions before the market introduction, which is planned during fiscal 2000.

THE OSTEOGRAM(R)

         The Osteogram(R) is a bone density test developed by the Company that involves taking a standard hand x-ray of three fingers, along with an aluminum alloy calibration wedge in the field of view, utilizing existing and widely available standard x-ray equipment. The OsteoGram analysis was originally delivered as a lab service where physicians obtain an x-ray of the patient's hand and deliver it to the lab where the developed film is analyzed by using the Company's proprietary software to accurately determine bone density. The calibration wedge is used to adjust for any differences among X-ray equipment, exposures, and types of film and development processes. An Osteogram(R) report is then delivered to the physician.

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

         In May 1999, the Company gained clearance from the FDA to market an automated version of its OsteoGram software for use as a stand-alone product by physicians. The automated OsteoGram software utilizes a scanner and a personal computer to digitize a x-ray film and process a bone density measurement analysis and report. The Company is completing refinements to the functionality of this product and plans to commence marketing activities during the fiscal year 2000.

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

UNIVERSITY OF MASSACHUSETTS MEDICAL CENTER LICENSE AGREEMENT

         On May 1, 1996, the Company entered into an Exclusive License Agreement with the University of Massachusetts Medical Center (UMMC) for the commercialization of certain BMD technologies using digital detectors. Under the terms of the License Agreement, the Company received from UMMC worldwide rights, in the field of bone densitometry, to develop and market devices and services that employ the licensed technology of certain U.S. patents owned by UMMC. The patents owned by UMMC cover the performance of bone densitometry testing using charge-coupled diodes (CCD's). The Company determined that the licensed technology was not directly related to its current technology and marketing emphasis, so the License Agreement was mutually terminated in October 1999.

VARIAN IMAGING PRODUCTS TECHNOLOGY DEVELOPMENT AGREEMENT

         In December 1996, the Company entered into a technology development agreement with Varian Imaging Products (Varian) covering Varian's amorphous silicon x-ray imaging system. Varian granted exclusive marketing rights to the Company for the use of its amorphous silicon technology in the assessment of appendicular bone mineral density and arthritis detection for a period of three years, providing certain minimum purchases were met. The Company has not placed orders for the purchase of panels and the agreement expired under its own terms during the fiscal year 1999.

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

         Current FDA cleared medications for osteoporosis include the bisphosphonate alendronate (Fosamax(R), Merck & Co, Inc.), the female hormone estrogen in pill form (Wyeth-Ayerst and several other manufacturers) and patch form (Novartis), the bone metabolism hormone calcitonin, administered by injection (Calcimar, Rhone-Poulenc Rorer) or nasal spray (Miacalcin, NovartisAG), and the selective estrogen-receptor modulator raloxifene (Evista, Eli Lilly). Estrogen replacement therapy is also approved for problems associated with menopause, such as hot flashes and vaginal dryness.

COMPETITION

         The primary competition for the Company's products include bone densitometry devices that use x-rays or ultrasound to obtain relative measures of bone mass and density. The most common x-ray-based techniques for performing bone densitometry include dual-energy x-ray absorptiometry (DEXA), single-energy x-ray absorptiometry (SXA), quantitative computed tomography (QCT) and peripheral quantitative computed tomography (pQCT), and radiographic absorptiometry (RA). All radiographic techniques in use today have been validated through extensive clinical studies, and are currently approved in the U.S. for Medicare reimbursement. Digital X-ray radiogrammetry (DXR) was introduced in 1998, a technique using a combination of radiogrammetry and texture analysis. Quantitative ultrasound (QUS) has recently received FDA clearance for sale in the U.S. and is now available in the U.S. and abroad.
QUS has recently been approved for reimbursement by Medicare.

         DEXA is currently the mostly widely used technology, with a worldwide
         ----
installed base of approximately 10,000 machines. The DEXA market may be divided into so-called "whole-body" machines, which are designed to measure bone mass and density at a variety of skeletal sites (primarily the hip and spine), and "peripheral" machines, which measure bone mass and density at appendicular sites (forearm, hand or heel). Whole-body DEXA machines cost an average of $85,000 ($55,000 to over $130,000) and require both dedicated facilities and specialized training to operate. Peripheral DEXA machines, with an average price of $30,000, are less costly, but are also believed to be less effective than whole-body DEXA, or than the Company's RA (OsteoGram/OsteoView) technology, in predicting fracture risk. Approximately 8,000 peripheral DEXA machines have been installed worldwide.

         The leading manufacturers of whole-body DEXA scanners include Lunar Corp. (U.S.A.) and Hologic, Inc. (U.S.A.), which each command approximately 40% of the worldwide DEXA market, and Norland Medical Systems, Inc. (U.S.A.), with under 10% of the market. The leading manufacturers of peripheral DEXA machines are Norland, Osteometer (a Danish subsidiary of OSI Systems, U.S.A.), and Schick Technologies, Inc. Schick has introduced a peripheral device that measures a site in the finger.

         QCT utilizes existing computed tomography (CT) scanners that have been
         ---
upgraded with specialized software, while pQCT utilizes specialized peripheral CT machines. QCT and pQCT are expensive to perform and require a high degree of expertise to operate properly.

         QUS bone densitometers were introduced in the early 1990s, but their
         ---
rate of market penetration has been slow. Lunar and Hologic are leaders in the ultrasound market segment, but the market also includes numerous regional manufacturers such as Myriad and Sunlight (Israel), IGEA (Italy) and McCue (Great Britain). Norland is also developing an ultrasound machine. There are now approximately 2,500 QUS machines installed worldwide.

         DXR was introduced to European markets in 1998 and gained approval for
         ---
marketing in the US in 1999. Pronosco A/S (Denmark) manufactures the X-posure system, consisting of a PC, an X-ray digitizer (scanner), a printer and software. Pronosco has recently announced an alliance with GE Medical Systems for the distribution of its product.

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

ECG SERVICES

GENERAL

         Through its ECG computer diagnostic services, the Company currently serves approximately 1,000 point-of-care sites nationwide. The Company provides primary care physicians, correctional facilities, surgery centers, clinics, institutions, small hospitals and industrial health care facilities with electrocardiograph (ECG) terminals, which access the Company's centralized computers and custom software to produce on-line ECG's and computer interpretations. When requested, the Company also arranges for a cardiologist "overread" of the ECG, which is a specialist's opinion regarding the computer interpretation analysis. The Company also offers a full range of ECG supplies including electrodes, recording paper, gel, patient cables and related supplies. The Company's ECG terminals are connected by direct telephone lines to its ECG analysis computer center in Manhattan Beach, CA. Physicians, nurses or technicians can apply ECG electrodes on a patient at their offices, transmit the ECG by telephone to the Company, and receive a printed computer interpretation within three minutes.

         ECG terminals are provided to customers on a rental basis, or a terminal is sold to the customer, and a per-ECG usage fee is charged. The rental contracts usually include a minimum base quantity of ECG's. The Company maintains the ECG terminals as a part of the service contract when the units are rented. If the customer owns an ECG terminal, the Company charges either hardware maintenance fees or repair fees for maintaining and repairing the equipment. Approximately 50% of the new systems placed with customers involve ECG terminal sales, and approximately 50% involve rental of a terminal.

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

         The Company's prior liability insurance policy has not cover claims based upon misinterpreted overreads performed by physicians retained by the Company. Medical professional liability claims which may be brought against the Company for misinterpreted overreads, which are not covered by or exceed the coverage amount of a medical professional liability insurance policy held by the physician performing the overread, could have a material adverse effect on the Company's business, financial condition or operating results. Since commencing ECG services, no medical professional liability claims have been made against either physicians who perform overreads for the Company or the Company with respect to misinterpreted overreads. During the fiscal year 1999, the Company commenced insurance coverage for such claims.

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

COMPETITION - ECG SERVICES

         The computer interpreted ECG business is made up of several domestic companies. Most are offering ECG terminals and systems that perform ECG analysis and interpretation on site from the cardiograph itself, with data being stored at a central location. The Company estimates that its form of business, centralized computerized ECG analyses via a service bureau, constitutes less than 1% of the total number of ECG's taken each year in the United States. The Company estimates that it has approximately 50% of this service bureau market. Its major competitor, Global Data Exchange, Inc. has about 30% and several smaller companies share the balance of the market. The overall domestic ECG market is mature and expanding at a minimal rate, however, the Company believes that the demand for the centralized ECG services that it provides is increasing at a strong rate due to the trend toward decentralized diagnostic testing with central interpretation and data storage. The principal methods under which the Company competes are service, ease of use and price.

ASSEMBLY, REPAIR AND CUSTOMER SERVICE

         The Company repairs and maintains most of the electrocardiographs rented or sold to its customers. All repair and assembly operations are conducted at the Company's headquarters. Quality control procedures used in testing the products have been cleared by the FDA and are subject to periodic inspections by the FDA.

         The Company's internal customer service staff handles customer equipment and training problems. Initial installation and set-up is also handled by the Company's customer service department, usually over the telephone.

DETOXAHOLO(TM)

         In March 1994, the Company acquired the rights to a potential new pharmaceutical product called DetoxaholO through the acquisition of MB Neutraceuticals, Inc. ("MB"). In June 1995, two patent applications were filed on behalf of the Company covering the technology underlying DetoxaholO. In June 1998, one of the patents (U.S. Patent No. 5,759,539) was issued to Georgia Research Foundation, Inc., which has been licensed to the Company. DetoxaholO is a substance intended to facilitate the rapid lowering of blood alcohol of people who have been drinking alcohol. Pursuant to the Detoxahol License Agreement, the Company has received an exclusive, perpetual, worldwide license to use, make and sell any DetoxaholO products developed by the University of Georgia, and the University of Georgia is entitled to royalty payments based on the annual net sales resulting from each sale of a licensed DetoxaholO product. In addition to the royalties payable under the Detoxahol License Agreement, the Company must also bear all expenses incidental to the filing and upkeep of a DetoxaholO patent. During fiscal 1999, $2,500 was paid for such costs.

         Since fiscal 1997, the Company has ceased developing the DetoxaholO technology and there is no assurance that the Company will commence development in the future or that if any DetoxaholO product is ultimately developed by the Company such product will be cleared by the appropriate regulatory agencies. The Company is currently seeking a development partner for this product; however, there is no assurance that such a partner will be secured. Necessary patent costs are being paid by the Company in order to maintain its Exclusive License Agreement.

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

         The Company's Osteogram(R) test is subject to FDA clearance and periodic inspection. The Osteogram(R) currently is approved by the FDA for use as a lab test and the automated version of its Osteogram(R) software will be subject to regulations as a medical device.

PATENTS AND PROPRIETARY RIGHTS

         The Company currently does not have any patents for the Osteogram(R) as it maintains such information proprietary by keeping it as a trade secret. The Company's technology involves proprietary algorithms and software that have been developed and refined over a 10-year period. In November 1999, the Company filed for patent protection covering certain aspects of its software design. The Osteogram(R) trademark is a registered trademark.

EMPLOYEES

         At September 30, 1999, the Company had 25 full-time and 5 part-time employees. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good. The Company also retains consultants from time to time when necessary. Cardiologists are retained for ECG overreads on a per-diem basis, and management believes that such relationships are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's corporate office and warehouse facilities are located in 9,496 square feet in an office building located at 5777 West Century Blvd., Los Angeles, CA 90045. This facility is leased through August 2004 at a monthly rental of $9,577 per month during the first year with 3% annual increases in the ensuing lease years. The lease gives the Company the option to extend the term for an additional five years. This is a full service lease including utilities, maintenance and taxes on the property, janitorial and security service. The Company also occupies 1,582 square feet for its central computer center located at 1230 Rosecrans Avenue, Manhattan Beach, California 90266. The space is rented, on a month-to-month basis, for $3,559 per month. The Company intends to move its computer center to the corporate office location during the fiscal year 2000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material litigation proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to stockholders during the fourth quarter of the fiscal year ended September 30, 1999.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND
         RELATED STOCKHOLDER MATTERS

         The Common Stock is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") over-the-counter bulletin board under the symbol "CMPD.OB". The following table sets forth the range of high and low bid prices for the Common Stock during the periods indicated, and represents inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions.

                                                      Common Stock
Year ended September 30, 1998:                        ------------
Quarter Ended:                                        High     Low
-------------                                         ----     ---

December 31, 1997                                $    2.34  $  1.34
March 31, 1998                                        1.50      .78
June 30, 1998                                         1.25      .69
September 30, 1998                                     .81      .34

                                                      Common Stock
Year ended September 30, 1999:                        ------------
Quarter Ended:                                        High     Low
-------------                                         ----     ---

December 31, 1998                                $    1.25  $   .34
March 31, 1999                                         .75      .38
June 30, 1999                                         4.03      .38
September 30, 1999                                    2.06      .75

         As of September 30, 1999, there were approximately 883 record holders of Common Stock. Such amounts do not include Common Stock held in "nominee" or "street" name.

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

         On July 19, 1999, the Company was granted a temporary exception from its prior inability to meet the minimum bid price standard, subject to its meeting certain conditions. On October 13, 1999, the exception conditions were amended to apply increased requirements regarding the minimum bid price requirement. On December 1, 1999, the Company was notified by Nasdaq that it had not met the minimum bid price requirement for a sufficient duration and the Company's common stock was delisted from the SmallCap exchange on that date. The securities of the Company were immediately eligible to trade on the OTC Bulletin Board. The Company intends to appeal this delisting with Nasdaq.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This analysis should be read in conjunction with the consolidated financial statements and notes thereto. See "ITEMS 7 and 13 Financial Statements, and Exhibits and Reports on Form 8-K".

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1999 AS COMPARED TO 1998
--------------------------------------------------------

         Revenues for fiscal 1999 increased overall by $468,000, or 25%, from fiscal 1998. This increase is primarily due to increased electrocardiograph sales from $395,000 in the prior year to $923,000 in 1999, which resulted from the successful marketing and promotion of the Company's products.

         Cost of sales for fiscal 1999 were $471,000, or 51% of product sales revenues, as compared to $226,000, or 57% of product sales revenues during the prior year. The decrease in cost of goods sold, as a percentage of sales, is due to lower costs of products, resulting from purchasing in higher volumes of units. Selling costs increased by 71% to $320,000 due to sales commissions paid on product sales and customer rental agreement placements and to increased advertising and promotion, including tradeshow attendance.

         General and administrative expenses decreased during fiscal 1999 by $179,000, representing a 14% decrease, primarily as a result of reduced compensation costs, consulting fees, legal costs and public relations and reporting costs. Research and development costs decreased by $173,000 to $364,000 during fiscal 1999 primarily as a result of reduced consulting and contract research expenditures paid to outside parties.

         Other income in fiscal 1998 included a one-time revised estimate of an accrual for certain contingencies amounting to $225,000.

         The net loss of $1,041,000 is primarily a result of research and development costs associated with the development of the OsteoGram software and to the general and administrative costs of the Company including those corporate costs relating to the requirements of a public company. Future research and development costs and corporate costs are anticipated to result in continued losses during the next fiscal year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

         At September 30, 1999, the Company had approximately $2,643,000 in cash and marketable securities, as compared to a balance of $2,833,000 at September 30, 1998. The net decrease in cash and marketable securities during fiscal 1999 of $190,000 is primarily due to losses from operations, prior to depreciation and amortization expense, which have been offset by the exercise of Class C Preferred Stock warrants and stock options with net proceeds of approximately $1,165,000.

         The Company's primary capital resource commitments at September 30, 1999 consist of capital and operating lease commitments, primarily for computer equipment and for facilities. The Company has ordered a new computer system, which will replace its central ECG-management system, for a cost of approximately $125,000. Management estimates that present working capital amounts will be sufficient for at least the next 12 months, based upon current capital utilization rates.

         The Company is planning to commence marketing of its automated OsteoGram software during fiscal 2000. To the degree that initial marketing and distribution costs exceed the revenues derived from sales of its software, the Company may sustain initial losses from sales.

         The Company's ongoing research and development activities associated with the OsteoGram bone densitometry software and the current repair and refurbishment of its ECG terminals are all subject to federal, state and local regulations. The Company is seeking a partner to continue the development of Detoxahol and is not continuing expenditures for research and development of this product at this time. Should the Company find a partner, the regulatory approval process for the Company's DetoxaholO technology can take years and require expenditure of substantial resources.

         The Company is seeking potential business acquisitions or joint venture opportunities with businesses that would be complementary to its own. Should such opportunities arise, the funding for such transactions would be derived from the working capital of the Company along with issuances of equity and/or debt instruments of the Company. There is no assurance that such transactions will occur, or that any issuance of equity securities would not be dilutive to current stockholders.

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

         While the Company currently expects that the Year 2000 Issue will not pose significant operational problems, a failure to identify all Year 2000 dependencies in the Company's systems and the systems of its suppliers and customers could have material adverse consequences, including inability to take customer orders, ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could adversely affect the Company. The amount of potential lost revenue or additional costs cannot be reasonably estimated at this time.

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

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are included as a separate section following the signature page to this Form 10-KSB:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                      PAGE
                                      ----

Report of Independent Auditors..................................F-2

Consolidated Balance Sheet as of
 September 30, 1999 ............................................F-3

Consolidated Statements of Operations for the years ended
 September 30, 1999 and 1998....................................F-5

Consolidated Statements of Stockholders' Equity for the years ended September 30, 1999 and 1998..............................F-6

Consolidated Statements of Cash Flows for the years
 ended September 30, 1999 and 1998..............................F-7

Notes to Consolidated Financial Statements......................F-8

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
------
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

         The following table sets forth certain information concerning the directors and executive officers of the Company as of September 30, 1999:

                                                              Year Became
Name                       Position with Company              Director       Age
----                       ---------------------              --------       ---

Robert Goldberg            Chairman of the Board & CEO        1994           66
Herbert S. Lightstone      Director                           1997           66
John Minnick               Director                           1985           51
John Romm, M.D             Director                           1997           69
Robert Stuckelman          Director                           1973           68
Stuart L. Silverman M.D    Director                           1999           52
Phoung Dang                Secretary and Principal Financial
                           Officer

         The terms of the Board of Directors will expire at the next annual meeting of stockholders. The Company's officers are elected by the Board of Directors and hold office at the will of the Board.

                       BACKGROUND EXPERIENCE OF DIRECTORS

Mr. Goldberg is a senior partner in the firm of Francis, Goldberg & Powers, a
------------
Certified Public Accounting Firm, and has been associated with such firm since January 1995. Prior thereto, he was a senior partner in the Los Angeles office of Bernstein, Fox, Goldberg & Licker, Certified Public Accountants. He is certified in both California and New York and has been a member of the New York State Bar. Mr. Goldberg attended Lehigh University, Brooklyn Law School and New York University School of Law and has lectured for the Practicing Law Institute and The American College of Life Underwriters. He is a member of the Estate Planning Council, Professional Planners Forum and various accounting societies.

Mr. Lightstone is Vice President, Corporate Development, with ICN
--------------
Pharmaceuticals. (NYSE:ICN) where he also had been responsible for ICN's global public and investor relations activities. He rejoined ICN in 1994 and also served with ICN from 1968 until 1981. Prior to ICN, Mr. Lightstone served as a Director, and subsequently as Chairman & CEO of Immunetech Pharmaceuticals from 1983 through 1986. In 1981 and 1982 he served as President of Revlon Ophthalmic International. He has been a consultant to numerous emerging companies.

Mr. Minnick is President of Minnick Capital Management, an investment
-----------
management firm that he founded in 1972. Mr. Minnick is a member of the Kansas and Federal Bar. He has served as a director on other corporate and non-profit boards and is a member of the Association for Investment Management and Research (AIMR). Mr. Minnick is a graduate of Washburn University (BA) and th Washburn University School of Law (JD).

Dr. Romm has practiced internal medicine and gastroenterology in private
--------
practice since 1962. He earned his MD at Wayne State College of Medicine and also holds a BS in biology. He is an associate professor of medicine at the University of California, Los Angeles and is an attending physician at Cedars-Sinai Medical Center.

Mr. Stuckelman founded the Company in 1973 and served as its President to 1982.
--------------
From 1982 through 1989, Mr. Stuckelman was a business consultant for small and medium size companies. In 1989, he rejoined the Company as President and Chief Executive Officer in which capacities he served until October 1994. Mr. Stuckelman has been a director of the Company since its incorporation. Since 1994, he has been President of Technical Management Consultants, which provides business consulting services to many companies. He is also on the Board of Directors of Medical Resources Management, Inc., a public company that rents laser surgery equipment to doctors and hospitals. He holds an MSEE from the University of Southern California and a BEE from Cornell University.

Dr. Silverman is the Medical Director of the Osteoporosis Medical Center in
-------------
Beverly Hills, CA, a nationally recognized clinical research center for osteoporosis, and is also a Clinical Professor of Medicine at the UCLA School of Medicine. Dr. Silverman is a graduate of the Johns Hopkins University Medical School (1973) and earned his undergraduate degree from Princeton University
(1969) Cum Laude in biology. He is an internationally recognized authority on osteoporosis and related fields and has been principal investigator for six research grants in the field of osteoporosis and has authored numerous published articles in the field.

         There is no family relationship among the directors or executive officers of the Company.

BOARD MEETINGS AND COMMITTEES

     The Board of Directors of the Company held a total of four meetings during the fiscal year ended September 30, 1999. No director attended fewer than 75% of the aggregate of all meetings of the Board of Directors.

     The Audit Committee is primarily responsible for approving the services performed by the Company's independent auditors and reviewing reports of the

Company's internal and external auditors regarding the Company's accounting practices and systems of internal accounting controls. This Committee currently consists of Mr. Stuckelman and Mr. Goldberg. The Audit Committee met once during the fiscal year ended September 30, 1999.

     The Compensation Committee reviews and approves the Company's compensation policy and has assumed responsibility for administration of the Company's 1992 Stock Option Plan. This Committee currently consists of Mr. Minnick and
Dr. Romm. The Compensation Committee met once during the fiscal year ended September 30, 1999.

     The Executive Committee is comprised of Mr. Goldberg, Mr. Minnick and Mr. Lightstone. The Executive Committee normally meets monthly.

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

Based solely on its review of the copies of such forms received by it, or written representations that no Form 5 was required, the Company believes that, during the year ended September 30, 1999, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the fiscal year ended September 30, 1999 for the Company's chief executive officer and all executive officers whose compensation exceeded $100,000 for such fiscal year.


--------------------------------------------------------------------------------------------
Name and Principal Position   Fiscal Year   Annual Salary  Compensation      Long-Term
                                                              Bonus         Compensation
                                                                            Stock Options
--------------------------------------------------------------------------------------------
James Linesch                   1999          $129,160       $5,000            50,000

    President & CEO*            1998          $117,000          0                0

                                1997           $98,077       $5,000            25,000
--------------------------------------------------------------------------------------------
*    Mr. Linesch terminated employment on September 8, 1999.


EMPLOYMENT AGREEMENTS

NONE

EMPLOYEE STOCK OPTION PLANS

The Company established its 1992 Stock Option Plan (the "1992 Plan") to enable the Company to recruit and retain selected officers and other employees by providing equity participation in the Company to such individuals. Under the 1992 Plan, regular salaried employees, including directors who are full time employees, may be granted options exercisable at not less than 100% of the fair market value of the Common Stock on the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than 10% of the voting power of all classes of stock of the Company must be 110% of the fair market value of the Common Stock on the date of grant and the duration of the options granted may not exceed five years. Options generally become exercisable at a rate of 33% of the shares subject to an option one year after its grant. The remaining shares generally become exercisable over an additional 24 months. The duration of options may not exceed ten years. Options under the Plan are nonassignable, except in the case of death and may be exercised only while the optionee is employed by the Company, or in certain cases, within a specified period after termination of employment (within three months) or death or disability (within twelve months). The purchase price and number of shares of Common Stock that may be purchased upon exercise of options are subject to adjustment in certain cases, including stock splits, recapitalizations and reorganizations.

Under the 1992 Plan, the Company may grant qualified or non-qualified options for the purchase of up to 1,200,000 shares of Common Stock. On January 8, 1999, the Board of Directors granted 435,000 options to employees, officer and directors under the plan. At September 30, 1999, there were 825,549 shares reserved for exercise of options granted, of which 295,135 were exercisable and 374,451 were available for grant under such Plan. The average price of options issued under the Plan is $.79 per share.

Both the amount of options granted and to whom they are granted are determined by the Board of Directors with the recommendation of the Compensation Committee, at their discretion. There are no specific criteria, performance formulas or measures applicable to the determination of the amount of options to be granted and to whom such options are to be granted.

STOCK OPTION GRANTS IN LAST FISCAL YEAR



                                Individual Grants
            ---------------------------------------------------------

          Number of Securities
        (shares of Common Stock) % of Total Options    Exercise
           Underlying Options     Granted to Employee    Price      Expiration
 Name          Granted (1)           in Fiscal Year    ($/share)       Date
 ----         -----------           --------------     ---------       ----

 J. Linesch     50,000                   12%             $.67          2004

(1) Options vested over a three-year period.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended September 30, 1999 and the fiscal year-end value of unexercised options for the Company's named executive officers.


                                     Number of Securities
                                    (shares of Common Stock)      Value of Unexercised
             Shares                 Underlying Unexercised      In-the-money Options at
            Acquired     Value    Options at Fiscal Year End      Fiscal Year End (1)
Name       On Exercise  Realized   Exercisable/Unexercisable     Exercisable/Unexercisable
----       -----------  --------   -------------------------     -------------------------

J. Linesch     -           -            74,042 / 58,333               $13,845 / $11,292



     (1) Based upon the closing market price of the Company's Common Stock as reported on the Nasdaq Small Cap market on September 30, 1999 minus the respective option exercise prices.


                             NON PLAN STOCK OPTIONS

Between February 1992 and July 1999, a total of 1,581,513 stock options were granted to directors, officers and consultants outside either the 1992 Plan. As of September 30, 1999, 400,740 of these non-qualified stock options were exercised, 566,007 were canceled and 614,766 were still outstanding. The exercise prices of these non-plan stock options outstanding are at an average price of $.92 per share which were equal to the fair market value of the Common Stock on the respective dates of grant (or re-pricing), and they expire between 1999 and 2001.

SAVINGS AND RETIREMENT PLANS

In July 1987, the Company instituted a Savings and Retirement Plan (the "S&R Plan"). Under the S&R Plan, every full-time salaried employee who is 18 years of age or older may contribute up to 15% of his or her annual salary to the S&R Plan. The Company will make a matching contribution of $.25 for every $1.00 of the employee's contribution for an employee contribution of up to but not exceeding 6 percent of the employee's annual salary. Company contributions are 100% vested after 60 months of contributions to the S&R Plan. Benefits are payable under the S&R Plan upon termination of a participant's employment with the Company or at retirement. The S&R Plan meets the requirements of Section 401(k) of the Internal Revenue Code. Internal Revenue Service regulations limit the percentage of tax-deferred contributions that can be made by higher-compensated participants. There are restrictions upon withdrawal of tax deferred contributions, but participants are permitted to borrow against the value of their tax deferred accounts.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------

     (a) MANAGEMENT
     --------------

     The following table sets forth information concerning beneficial ownership of the Company's Common Stock as of September 30, 1999 by: (a) each director of the Company; and (b) all executive officers and directors of the Company as a group.

      Name and Address* of
       Beneficial Owner         Amount and Nature of Beneficial Ownership (1)
       -----------------        ---------------------------------------------

     Robert Stuckelman            284,414 (2)                    2%

     John Minnick                 249,228 (3)                    1%

     Robert Goldberg              181,476 (4)                    1%

     Herbert S. Lightstone         71,667 (5)                    **

     John Romm, M.D.               16,667 (6)                    **


     All officers and
     Directors as a group (6
     persons)                     803,452 (7)                    5%
                                 ============                    ==


     (1) Includes options exercisable as of September 30, 1999.

     (2) Includes 129,899 shares subject to non-qualified and qualified stock options.
     (3) Includes 179,943 shares subject to non-qualified stock options.
     (4) Includes 171,476 shares subject to non-qualified stock options.
     (5) Includes 71,667 shares subject to non-qualified stock options.
     (6) Includes 16,667 shares subject to non-qualified stock options.
     (7) See notes (2) through (6)
     (*) c/o CompuMed, Inc, 5777 West Century Blvd, Suite 1285, Los Angeles, CA 90045
     (**) Less than 1%.

(b) FIVE PERCENT STOCKHOLDERS
-----------------------------

  None

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has retained the services of an investment advisor, Minnick Capital Management, controlled by John Minnick a member of its Board of Directors, to provide advice on its investment portfolio. The cost of such services will be at comparable market rates for the services involved. No fees were paid for services during the fiscal year ended September 30, 1999.

                                     PART IV
                                     -------

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------

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

4.3      Specimen Common Stock Certificate [Incorporated by reference to
         Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------

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

4.8 Certificate of Correction for the Class C 7% Convertible Preferred Stock [incorporated by reference to Exhibit 3.2 to the Company's Form 8-K for an event of December 24, 1997]

4.9      Form of Class C Warrant Agreement [incorporated by reference to
         Exhibit 10.2 to the Company's Form 8-K for an event of December 24, 1997]

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

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------

10.7     Registration  Rights  Agreement  [incorporated  by  reference  to
         Exhibit 10.3 to the Company's Form 8-K for an event of December 24, 1997].

10.10 Research Agreement, dated January 3, 1994, between the Company and the University of Georgia Research Foundation, Inc. [Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for fiscal year 1994]

10.11 Exclusive License Agreement, dated January 3, 1994, between the Company and the University of Georgia Research Foundation, Inc. [Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for fiscal year 1994]

10.12 Exclusive License Agreement, dated January 3, 1994, between the Company and the University of Georgia Research Foundation, Inc. [Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for fiscal year 1994]

10.17 Sponsored Research Agreement, effective as of May 1, 1996, between UMMC and the Company. [Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for fiscal year 1996 (the "1996 Form 10-KSB")]

10.18 Exclusive License Agreement, effective as of May 1, 1996, between UMMC and the Company [Incorporated by reference to Exhibit 10.18 of the Company's 1996 Form 10-KSB].

10.19 Evaluation and Development Agreement between Varian Associates and the Company dated December 10, 1996 [Incorporated by reference to
         Exhibit 10.19 of the Company's 1996 Form 10KSB].

10.20 Agreement of Settlement and Mutual General Release, dated April 23, 1996 among the Company, Robert Stuckelman, William Barnett, Allan Gelbard and Barry Silverton [Incorporated by reference to Exhibit 10.20 of the Company's 1996 Form 10KSB].

10.21 Settlement Agreement and General Release, effective September 15, 1996, between the Company and Howard L. Mark, M.D. [Incorporated by reference to Exhibit 10.21 of the Company's 1996 Form 10KSB].

10.22 Settlement Agreement and General Release, effective August 1, 1996 between the Company and Mark C. Branigan [Incorporated by reference to
         Exhibit 10.22 of the Company's Form 10KSB at September 30, 1997].

10.23 Commercial Office Lease, dated August 30, 1996 between the Company and USAA Income Properties III Limited Partnership [Incorporated by reference to Exhibit 10.23 to the Company's 1996 Form 10-KSB]

10.24* Commercial Office Lease dated August 16, 1999 between the Company and L.A.T. Investment Corporation, a California corporation.

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------

10.25* Final Judgment and Order of Dismissal, CompuMed, Inc. Securities Litigation dated October 20, 1997.

21* Subsidiaries of the Company [Incorporated by reference to Exhibit 21 of the Company's Form 10KSB at September 30, 1997].

23*      Consent of Ernst & Young LLP

27*      Financial data schedule




------------------------------------
*        Filed herewith.




B.       REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              COMPUMED, INC.
              -------------------------
              Registrant


              By: /s/ Phuong Dang
                 ----------------------
                 Phuong Dang, Secretary and Principal
                   Financial Officer


              Date:  December 27, 1999

         In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                       Title                         Date


/s/ Robert B. Goldberg       Chairman of the Board          December 27, 1999
------------------------
   Robert B. Goldberg        and CEO


/s/ John D. Minnick          Director                       December 27, 1999
------------------------
   John D. Minnick


/s/ Robert Stuckelman        Director                       December 27, 1999
------------------------
   Robert Stuckelman


                             Director
------------------------
   Herbert S. Lightstone


/s/ John Romm                Director                       December 27, 1999
------------------------
   John Romm


/s/ Stuart Silverman         Director                       December 27, 1999
------------------------
   Stuart Silverman

                                 COMPUMED, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  PAGE
                                                                  ----

Report of Independent Auditors................................... F-2

Consolidated Balance Sheet as of
 September 30, 1999...............................................F-3

Consolidated Statements of Operations for the years ended
 September 30, 1999 and 1998......................................F-5

Consolidated Statements of Stockholders' Equity for
 the years ended September 30, 1999 and 1998......................F-6

Consolidated Statements of Cash Flows for the years
 ended September 30, 1999 and 1998................................F-7

Notes to Consolidated Financial Statements........................F-8

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
CompuMed, Inc.

We have audited the accompanying consolidated balance sheet of CompuMed, Inc. as of September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuMed, Inc. at September 30, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.


                                                       /s/Ernst & Young LLP


Los Angeles, California
December 3, 1999

COMPUMED, INC.
CONSOLIDATED BALANCE SHEET


ASSETS

                                                               September 30,
                                                                    1999
                                                               -------------
CURRENT ASSETS
  Cash and cash equivalents                                       $2,598,000
  Marketable securities                                               45,000
  Accounts receivable, less allowance of $32,000                     497,000
  Inventory                                                           50,000
  Prepaid expenses and other current assets                           24,000
                                                                 -----------

                    TOTAL CURRENT ASSETS                           3,214,000

PROPERTY AND EQUIPMENT

  Machinery and equipment                                          1,781,000
  Furniture, fixtures and leasehold
    improvements                                                     173,000
  Equipment under capital leases                                   1,079,000
                                                                 ------------
                                                                   3,033,000
  Less allowance for depreciation and
    amortization                                                   2,508,000
                                                                 ------------
                                                                     525,000

OTHER ASSETS

  Other assets                                                        33,000
                                                                 ------------

                                                                  $3,772,000
                                                                 ============

See notes to consolidated financial statements

COMPUMED, INC.
CONSOLIDATED BALANCE SHEET


LIABILITIES AND STOCKHOLDERS' EQUITY                           September 30,
                                                                    1999
                                                                ------------
CURRENT LIABILITIES
  Accounts payable                                              $   272,000
  Accrued liabilities                                               215,000
  Current portion of capital lease
    obligations                                                     193,000
                                                                ------------

                      TOTAL CURRENT LIABILITIES                     680,000

Capital lease obligations, less current
  Portion                                                           188,000

Commitments and contingencies

STOCKHOLDERS' EQUITY
    Preferred stock, $.10 par value--authorized
    1,000,000 shares                                                   -

   Class A $3.50 cumulative convertible voting
        preferred stock, issued and outstanding --
        8,400 shares                                                  1,000

    Class B $3.50 convertible voting preferred
        stock, issued and outstanding - 300 shares                     -

    Common stock, $.01 par value--authorized
    50,000,000 shares, issued and
    outstanding- 16,613,486                                         166,000

 Additional paid in capital                                      31,504,000

 Retained deficit                                               (28,767,000)
                                                                 ------------
                  STOCKHOLDERS' EQUITY                            2,904,000
                                                                 ------------

                                                               $  3,772,000
                                                               ==============


See notes to consolidated financial statements

COMPUMED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Year Ended September 30,
                                                    1999               1998
                                                    ----               ----

REVENUES

  ECG services                                    $1,385,000        $1,420,000
  ECG product and supplies sales                     923,000           395,000
  OsteoGram services and royalty income               17,000            42,000
                                                  ------------     ------------
                                                   2,325,000         1,857,000

COST AND EXPENSES

  Cost of ECG services                               958,000           990,000
  Cost of goods sold                                 471,000           226,000
  Selling expenses                                   320,000           187,000
  Research and development                           364,000           537,000
  General and administrative expenses              1,084,000         1,263,000
  Depreciation and amortization                      199,000           285,000
                                                  ------------       ----------
                                                   3,396,000         3,488,000
                                                   -----------        ---------
OPERATING LOSS                                    (1,071,000)       (1,631,000)

  Interest income                                     90,000           109,000
  Other income - Note I                                   -0-          225,000
  Interest expense                                   (60,000)          (36,000)
                                                 --------------    ------------

NET LOSS - BASIC AND DILUTED                     $(1,041,000)      $(1,333,000)
                                                 =============     ============

NET LOSS PER SHARE                               $      (.07)      $      (.19)
                                                ---------------    ------------

Weighted average number of common
    shares outstanding                            14,328,343        10,912,240
                                                 =============     ============


See notes to consolidated financial statements

COMPUMED, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Preferred    Common    Additional Paid     Retained
                                                        Stock      Stock     in Capital          (Deficit)         Total
                                                      ---------    ------    ---------------     --------          -----

Balances at September 30, 1997:                     $    2,000   $ 90,000      $ 27,169,000    $(26,393,000)  $   868,000

Conversion of 100 shares of Class B Preferred Stock
    to 1,000 shares of Common Stock                     (1,000)      --               1,000          --              --

Proceeds from issuance of 69,064 shares of Common
    Stock upon exercise of stock options                   --       1,000            69,000          --            70,000

Proceeds from issuance of 35,000 shares of
     Class C Preferred Stock, net of expenses        2,487,000       --             794,000          --         3,281,000

Deemed Dividend on beneficial conversion
    feature of Convertible Preferred Stock             794,000       --            (794,000)         --              --

Conversion of 23,350 shares of Class C Preferred
    Stock to 3,294,182 shares of Common Stock       (2,335,000)    34,000         2.301,000          --              --

Dividends paid on Class A  Preferred Stock                 --        --              (1,000)         --            (1,000)

Net Loss                                                   --        --                --        (1,333,000)   (1,333,000)
                                                    ------------  ---------     ------------    ------------   ------------


Balances at September 30, 1998:                        947,000    125,000        29,539,000     (27,726,000)    2,885,000

Conversion of 11,650 shares of Class C Preferred
    Stock to 2,325,344 shares of Common Stock         (946,000)    23,000           923,000          --              --

Registration costs                                         --        --              (2,000)         --            (2,000)

Proceeds from issuance of 1,330,110 shares of
     Common Stock upon exercise of
     Class C Preferred Stock warrants                      --      14,000           644,000          --           658,000

Proceeds from issuance of 200,000 shares of
    Common Stock upon conversion of
    Underwriter warrants                                   --       2,000           218,000          --           220,000

Proceeds from issuance of 217,930 shares of Common
    Stock upon exercise of stock options                   --       2,000           184,000          --           186,000

Dividends paid on Class A  Preferred Stock                 --        --              (2,000)         --            (2,000)

Net Loss                                                   --        --                --        (1,041,000)   (1,041,000)
                                                     ------------  --------     ------------    ------------   ------------

Balances at September 30, 1999:                     $     1,000  $166,000      $ 31,504,000    $(28,767,000)  $  2,904,000
                                                      ========== ==========     ============    ============   ============



See notes to consolidated financial statements

COMPUMED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended September 30,

                                                      1999             1998
                                                      ----             ----
OPERATING ACTIVITIES:
Net loss                                          $(1,041,000)     $(1,333,000)
Net adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation and amortization                   199,000          285,000
Changes in operating assets and liabilities:
      Accounts receivable                            (283,000)          33,000
      Inventory and prepaid expenses                  (11,000)          19,000
      Accounts payable and accrued liabilities        164,000         (352,000)
      Other assets                                    (11,000)           -0-
                                                  ----------------  -----------
NET CASH USED IN OPERATING ACTIVITIES                (983,000)      (1,348,000)
                                                     ---------      -----------
INVESTING ACTIVITIES:
      Investment in marketable securities             (45,000)           -0-
      Purchases of property, plant and equipment      (82,000)          (3,000)
                                                  ----------------  -----------
NET CASH USED IN INVESTING ACTIVITIES                (127,000)          (3,000)
 Proceeds from sale of Class C Preferred Stock, net     -0-          3,281,000
  Dividends on Class A Preferred Stock                 (2,000)          (1,000)
  Principal payments on capital lease obligations    (186,000)         (97,000)
  Proceeds from the exercise of stock options and
   warrants                                         1,063,000           70,000
                                                  ----------------  -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES      875,000        3,253,000
                                                  ----------------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (235,000)       1,902,000

Cash and cash equivalents at beginning of year      2,833,000          931,000
                                                  ----------------  -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR           $2,598,000       $2,833,000
                                                  ================  ===========

Cash paid for interest                               $ 60,000       $   36,000
                                                  ================  ===========


During 1999 and 1998 computer and office equipment were acquired under capital lease obligations for $326,000 and $106,000 respectively.


See notes to consolidated financial statements

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Principles of Consolidation: The consolidated financial statements include the
---------------------------
accounts of CompuMed, Inc. and its wholly-owned subsidiary (together referred as the Company). All material intercompany transactions and accounts have been eliminated.

Description of Business: The Company is engaged primarily in the processing and
-----------------------
interpretation of ECG diagnostic tests and in the rental and sale of ECG equipment and supplies. The Company maintains a central processing center where services are provided on a 24-hour basis, located in Manhattan Beach, California. Customers of the Company are located throughout the country. In addition to the ECG operations, the Company is developing technologies for the measurement of bone mineral density (BMD) for the diagnosis and treatment of osteoporosis. The Company has developed automated BMD tests using a digitized radiograph of three fingers and a calibrated aluminum wedge for reference.

Cash Equivalents: The Company considers all highly liquid investments with a
----------------
maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of cash on hand, cash in money market funds and demand deposit accounts. The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates its fair value.

Marketable Securities: Marketable securities consist of investments in common
---------------------
stock in publicly traded domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 1999. Unrealized gains and losses were insignificant in the years ended September 30, 1999 and 1998.

Inventory: Inventory consists of ECG terminals, component parts, ECG medical
---------
supplies and starter kits for the Company's OsteoGram service. Inventory is stated at the lower of cost (weighted average or first-in first-out method) or market.

Property and Equipment: Property and equipment are stated at cost. Depreciation
----------------------
and amortization are computed on the straight-line basis over 3 to 5 years.

Revenue Recognition: Standard ECG services and supplies are recorded as revenue
-------------------
when billed to the customer in conjunction with services performed. Product sales are recorded upon shipment of product and passage of title to the customer.

Income Taxes: The Company utilizes the liability method to determine the
------------
provision for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A-BASIS OF PRESENTATION SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Per Share Data:  During the year ended  September 30, 1998, the Company  adopted
--------------
the Statement of Financial Accounting Standards No.128, "Accounting for Earnings Per Share" ("FAS 128").

Basic loss per share is calculated using the net loss, less preferred stock dividends ($2,000 in 1999 and $1,000 in 1998) and the deemed dividend related to the beneficial conversion features that have become exercisable, divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and effect of the conversion of the Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

The sales of Class C Convertible Preferred Stock involved a beneficial conversion feature whereby the securities were converted into Common Stock at a fixed discount to the market price of the Common Stock at the date of conversion. The Series 1 Class C Preferred Stock provided for a discount of 25% and the Series 2 Class C Preferred Stock provided for a discount of 20% (or 22.5% for shares that the Company received full payment for such shares prior to December 31, 1998). The total amount of the beneficial conversion feature, in the amount of $794,000 has been accounted for as a deemed dividend to the preferred shareholders at issuance. The amount of this deemed dividend has been added to the net loss in determining loss per share during the year ended September 30, 1998. The value of the beneficial conversion feature is measured by the difference between the conversion price and the market value of the Common Stock on the date of issuance multiplied by the number of shares into which the Preferred Stock may be converted.

Long-Lived Assets: Long-lived assets used in operations are reviewed
-----------------
periodically to determine that the carrying values are not impaired and, if indications of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded. Any impairment is charged to expense in the period in which the impairment is determined.

Use of Estimates: The preparation of financial statements in conformity with
----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock Based Compensation: The Company has elected to account for its stock
------------------------
compensation arrangements under the provision of APB 25, "Accounting for Stock Issued to Employees," with pro forma disclosures required by FAS 123.

Concentration of Credit Risk: The Company sells its products throughout the
----------------------------
United States. The Company performs periodic credit evaluations of its customers' financial condition and

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A-BASIS OF PRESENTATION SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

generally does not require collateral. Credit losses have been within management's expectations. For the years ended September 30, 1999 and 1998, no single customer accounted for more than 10% of the Company's net revenues.

Financial Statement Presentation: Certain balances from the September 30, 1998
--------------------------------
financial statements have been reclassified to conform to the September 30, 1999 presentation.

NOTE B-INCOME TAXES

At September 30, 1999, the Company has available for federal income tax purposes, net operating loss carryforwards of approximately $17,898,000, which expire between 1999 and 2014. The utilization of the above net operating loss carryforwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization.

Significant components of the Company's deferred tax liabilities and assets as of September 30, 1999 and 1998 are as follows:

         Deferred tax liabilities:                 1999                1998
                                               ------------        ------------
              Property and Equipment              $(2,000)           $(12,000)

         Deferred tax assets:
              Account receivable allowance         14,000              26,000
              Accrued expenses                     17,000              18,000
              Tax credits                           9,000               9,000
              Net operating loss carryforwards  6,648,000           6,255,000
                                               ------------        ------------
                Total deferred tax assets       6,688,000           6,308,000

              Valuation allowance for
                deferred tax assets            (6.686,000)         (6,296,000)
                                               -----------          -----------
                Net deferred tax assets             2,000              12,000
                                              ------------        -------------
                    Total                     $         0         $         0
                                             =============       ==============


NOTE C-STOCKHOLDERS' EQUITY

Common Stock: On August 13, 1992, the Company issued 8,000,000 units, each unit
------------
consisting of one share of Common Stock and one warrant to purchase one share of Common Stock. This offering was sold at $.25 per unit for net proceeds of $1,505,000. On September 17, 1992, the 8,000,000 shares of Common Stock became separately tradable. The 8,000,000 warrants were exercisable to purchase 800,000 shares of Common Stock

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C-STOCKHOLDERS' EQUITY (CONTINUED)

until August 2, 1997. This entitles a holder of 10 warrants to purchase one share of the Company's Common Stock at $3.75 per share. The outstanding warrants were callable by the Company at any time after August 3, 1994, at a price of $.05 per warrant. A total of 1,528,300 of the warrants were exercised as of September 30, 1997. The expiration date of the warrants was extended until August 2, 2000 and the exercise price was reduced to $2.50 per share. There were 6,471,700 warrants remaining at September 30, 1999.

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

Class B $3.50 Convertible Voting Preferred Stock: In August 1994, the Company
------------------------------------------------
issued 52,333 shares of Class B $3.50 Convertible Preferred Stock ("Class B Preferred Stock") in connection with the acquisition of certain property. The holders of Class B Preferred Stock are entitled to receive dividends only, when and as declared by the Board of Directors of the Company. Each share of Class B Preferred Stock is convertible, subject to adjustment, into ten shares of Common Stock. In the event of any liquidation, the holders of the Class B Preferred Stock are entitled to receive $3.50 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class B Preferred Stock. Each share of Class B Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class B Preferred Stock stockholders have the right to convert their shares into Common Stock during this 30-day period.

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C-STOCKHOLDERS' EQUITY (CONTINUED)

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

Class C Convertible Preferred Stock: On December 24, 1997, the Company closed
-----------------------------------
the placement of 17,500 shares of Series 1 Class C 7% Convertible Preferred Stock (the "Series C-1 Preferred Stock") at a price of $100 per share, or an aggregate purchase price of $1,750,000 pursuant to Securities Purchase Agreements. The Series C-1 Preferred Stock was immediately convertible into shares of the Company's Common Stock at a conversion ratio equal to $100 divided by the lesser of (i) $1.51or (ii) 75% of the average closing bid price for the ten consecutive trading days prior to the notice of conversion. The Securities Purchase Agreements also provided for the issuance of 17,500 shares of Series 2 Class C 7% Convertible Preferred Stock (the "Series C-2 Preferred Stock" and together with the Series C-1 Preferred Stock, the "Class C Preferred Stock"). The Series C-2 Preferred Stock was identical to the Series C-1 Preferred Stock except that the conversion ratio was equal to $100 divided by the lessor of (i) $1.34 or (ii) 80% of the average closing bid price for the ten consecutive trading days prior to the notice of conversion (or 77.5% if the Company received full payment for such shares prior to December 31, 1998). On January 22, 1998, the Company sold an additional 8,750 shares of such Series C-2 Preferred Stock for $875,000 and, on March 31, 1998, the Company sold an additional 8,750 shares of such Series C-2 for $875,000. The net proceeds from the placement of the Series C Preferred Stock were approximately $3,281,000 after payment of a 4% fee to the distributor and other placement expenses. During the fiscal year ended September 30, 1998, Class C shareholders converted 23,350 shares of Class C preferred stock into 3,294,182 shares of Common Stock. During the fiscal year ended September 30, 1999, Class C shareholders converted the remaining 11,650 shares of Class C preferred stock into 2,325,344 shares of Common Stock. Upon conversion of the Series C Preferred Stock, the holder received warrants (the "Warrants") to purchase the same number of shares of Common Stock as was issued on the conversion, at an exercise price equal to the conversion price and exercisable for three years from issuance.

NOTE D - STOCK OPTIONS AND WARRANTS

Stock Options: The Company's Stock Option Plan provides for the granting of
-------------
options to key employees, officers and certain individuals to purchase shares of the Company's Common

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

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

In accordance with FAS 123, pro forma information regarding net income and earnings per share has not been presented because the effect of the employee stock option grants is immaterial in 1999 and 1998.

A summary of the Company's stock option activity, and related information for the years ended September 30 follows:



                                                    1999                       1998
                                           -----------------------------------------------------------
                                                         Weighted-                      Weighted-
                                                          Average                        Average
                                                         Exercise                       Exercise
                                            Shares          Price           Shares         Price
                                            ------          -----           ------         -----
Options outstanding, beginning of year    1,289,425          1.32          1,192,617        1.18
Options exercised                          (217,930)         0.86            (69,064)       1.00
Options granted                           1,090,325          0.67            388,500        1.53
Options forfeited/Canceled                 (721,505)         1.44           (222,628)       1.03
                                          ----------                       ----------
Options outstanding, end of year          1,440,315          0.84          1,289,425        1.32
                                         ===========                      ===========

Exercisable at end of year                  896,568          0.94          1,042,023        1.38
                                           =========                      ===========


The weighted average remaining contract life of the stock options was 5.4 years as of September 30, 1999. The exercise prices for options outstanding at September 30, 1999 ranged from $.67 to $4.25.

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D- STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants:  At September 30, 1999, the Company had the following warrants
--------
outstanding for the purchase of its common stock:

                                 Expiration     Number of            Exercise
     Description                   Date       Shares Issuable          Price
     -----------                   ----       ---------------          -----

Secondary Offering              August 2000           647,170          $2.50
SASCO                          September 2000         147,000          $2.50
Class action settlement         January 2003        1,870,000          $3.00
Class action insurance carrier  January 2003           50,000          $3.00
                                                        -----         ------
    Total warrants outstanding                      2,714,170
                                                    ---------

In connection with the conversion of the Class C preferred stock, warrants were issued for the purchase of 5,619,525 shares of Common Stock at an average price of $0.62 per share. During the fiscal year ended September 30, 1999, 1,330,110 shares of Common Stock were issued from the exercise of such warrants.

On December 24, 1997, the Company issued warrants (the "1995 Warrants") exercisable for the purchase of 200,000 shares of its Common Stock at an exercise price of $1.10 per share, until December 1, 1999, related to certain placements effected by the Company in 1995 and 1996. During fiscal 1999, all of such warrants were converted into Common Stock.

NOTE E - COMMITMENTS

The Company has capital leases for computer and office equipment that expire through 2001 and has a noncancelable operating lease for a facility expiring in August 2004 (with an option to extend the term of this lease for an additional five years) which is included in the operating lease amounts below. The following is a summary as of September 30, 1999 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE E - COMMITMENTS (CONTINUED)
                                                    Capital         Operating
Year ending September 30                            Leases           Leases
                                                    ------           ------

   2000                                            $467,000          $106,000
   2001                                             276,000           114,000
   2002                                              89,000           117,000
   2003                                                 -0-           121,000
   2004                                                 -0-           102,000
                                                  --------------      -------
Total minimum lease payments                       $832,000          $560,000
                                                   ========          ========

Less amount representing interest                   451,000
                                                   ---------
Net minimum lease payments                         $381,000
Less current portion                                193,000
                                                   ---------
Present value of net minimum
  payments, less current portion                   $188,000
                                                  ==========

Included in accumulated depreciation and amortization at September 30, 1999 is $617,000 related to assets leased under capital leases. Rental expense under operating leases was $238,000 (1999) and $234,000 (1998).

On May 1, 1996, the Company entered into an Exclusive License Agreement with the University of Massachusetts Medical Center (UMMC) for the commercialization of certain BMD technologies using digital detectors. Under the terms of the License Agreement, the Company received from UMMC worldwide rights, in the field of bone densitometry, to develop and market devices and services that employ the licensed technology of certain U.S. patents owned by UMMC. The patents owned by UMMC cover the performance of bone densitometry testing using charge-coupled diodes (CCD's). The Company determined that the licensed technology was not directly related to its current technology and marketing emphasis, so a mutual termination License Agreement was performed in October, 1999.

On October 1, 1999, the Company entered into a firm purchase agreement with a vendor to purchase a central processing system for its electrocardiogram business. The total purchase price is $112,500. Additionally, the Company placed an order for 300 electrocardiograph units to be delivered over the next year. In connection with the purchase of the electrocardiograph units, the Company has issued a standby letter of credit in the amount of $75,000 to secure payments.

NOTE F - SAVINGS AND RETIREMENT PLANS

The Company has a Savings and Retirement Plan (the "Plan") under which every full-time salaried employee who is 18 years of age or older may contribute up to 15 percent of his or her eligible annual salary to the Company's Plan. For an employee contribution of up to but not exceeding 6 percent of the employee's annual salary the Company will make a

COMPUMED, INC. NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

NOTE F - SAVINGS AND RETIREMENT PLANS (CONTINUED)

matching contribution of $.25 for every $1.00 of the employee's contribution. The Company's contributions are 100% vested after 60 months of contributions to the Plan. Benefits are payable under the Plan upon termination of a participant's employment with the Company or at retirement. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company's matching contribution, which was charged to expense, were $6,000 and $8,000 in fiscal 1999 and 1998, respectively.

NOTE H - RELATED PARTY TRANSACTIONS

The Company has retained the services of an investment advisor, who is also a member of its Board of Directors, to provide advice on its investment portfolio. No fees were paid for services during the fiscal year ended September 30, 1999.