Form 10QSB
period 1999-12-31
COMPUMED INC
filed 2000-02-14
CIK 700998

SECURITIES AND EXCHANGE COMMISSION
                                  UNITED STATES
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       or

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission File Number: 0-14210

                                 COMPUMED, INC.
   --------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        95-2860434
--------------------------------           -------------------------------------
 State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


            5777 W. Century Blvd., Suite 1285, Los Angeles, CA 90045
   --------------------------------------------------------------------------
                    (Address of Principal Executive Officers)


                                 (310) 258-5000
   --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


          1230 Rosecrans Avenue, Suite 110, Manhattan Beach, CA 90266
   --------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days.Yes X No

          The registrant had 16,803,097 shares of common stock, ($.01 par value) issued and outstanding as of December 31, 1999.

                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

  Item 1.         Financial Statements (unaudited)

                  Consolidated balance sheets - December 31, 1999 (unaudited) and September 30, 1999.

                  Consolidated statements of operations - three months ended December 31, 1999 and 1998 (unaudited).

                  Consolidated statements of cash flows - Three months ended December 31, 1999 and 1998 (unaudited).

                  Notes to interim unaudited consolidated financial statements.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 2            Changes in Securities and Use of Proceeds

Item 6            Exhibits and Reports on Form 8K


SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION

CONSOLIDATED CONDENSED BALANCE SHEETS
COMPUMED, INC. AND SUBSIDIARIES

                                                  December 31,     September 30,
                                                     1999              1999
                                                     ----            ---------
                                                  (Unaudited)        (Audited)
ASSETS

CURRENT ASSETS
 Cash                                             $  1,573,000      $ 2,598,000
 Marketable securities                                 958,000           45,000
 Accounts receivable, less allowance of $41,000
 (December 1999) and $32,000 (September 1999)          283,000          497,000
 Inventories                                            74,000           50,000
 Prepaid expenses and other current assets              27,000           24,000
                                                     ---------        ---------

     TOTAL CURRENT ASSETS                            2,915,000        3,214,000

PROPERTY AND EQUIPMENT
 Machinery and equipment                             1,863,000        1,781,000
 Furniture, fixtures and leasehold improvements        173,000          173,000
 Equipment under capital leases                      1,005,000        1,079,000
                                                    ----------       ----------
                                                     3,041,000        3,033,000

Less allowance for depreciation and amortization    (2,495,000)      (2,508,000)
                                                    ----------      -----------
                                                       546,000          525,000

OTHER ASSETS                                            55,000           33,000
                                                    ----------        ----------

                                                    $3,516,000       $3,772,000
                                                    ==========       ==========

See notes to interim unaudited consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCED SHEETS
COMPUMED, INC. AND SUBSIDIARIES

                                                  December 31,     September 30,
                                                     1999              1999
                                                     ----            ---------
                                                  (Unaudited)        (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                     $215,000        $ 272,000
 Other accrued liabilities                             219,000          215,000
 Current portion of capital lease obligations          166,000          193,000
                                                      --------         --------

     TOTAL CURRENT LIABILITIES                         600,000          680,000

CAPITAL LEASE OBLIGATIONS, less current portio         156,000          188,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Class A $3.50 cumulative convertible voting
  preferred stock, issued and outstanding --
  8,400 shares                                           1,000            1,000

  Class B $3.50 convertible voting preferred
  stock, issued and outstanding - 8,400 shares             -                -
Common Stock, $.01 par value--authorized
50,000,000 shares, issued and outstanding--
16,803,097 shares (December 1999) and
16,613,486 shares (September 1999)                     168,000          166,000

Additional paid in capital                          31,587,000       31,504,000

Retained deficit                                   (28,996,000)     (28,767,000)
                                                   -----------      -----------
     STOCKHOLDERS' EQUITY                            2,760,000        2,904,000
                                                   -----------      -----------

                                                   $ 3,516,000       $3,772,000
                                                   ===========       ==========

See notes to interim unaudited consolidated condensed financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
COMPUMED, INC. AND SUBSIDIARIES

                                             Three Months Ended
                                               December 31,
                                                       ----
                                            1999             1998
                                            ----             ----
REVENUES FROM OPERATIONS
 ECG services                           $ 351,000        $ 326,000
 ECG product and supplies sales           115,000          186,000
 OsteoGram services and royalties          13,000            5,000
                                         --------          -------
                                          479,000          517,000
COSTS AND EXPENSES
 Costs of ECG services                    221,000          236,000
 Cost of goods sold                        54,000          110,000
 Selling expenses                          81,000           60,000
 Research and development                  57,000          112,000
 General and administrative expenses      248,000          291,000
 Depreciation                              61,000           38,000
                                          -------          -------
LOSS FROM OPERATIONS                     (243,000)        (330,000)

  Other income                             29,000           24,000
  Interest expense                        (15,000)         (14,000)
                                         --------         --------
NET LOSS                                $(229,000)       $(320,000)
                                        =========        =========
NET LOSS PER SHARE                        $  (.01)         $  (.02)
 (Basic and diluted)                     ========         ========
Weighted average number of
 common shares outstanding             16,708,292       12,934,929
                                       ==========       ==========

See notes to interim unaudited consolidated condensed financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
COMPUMED, INC. AND SUBSIDIARIES

                                                       Three Months Ended
                                                  December 31,     December 31,
                                                     1999              1998
                                                     ----              ----

OPERATING ACTIVITIES:
 Net loss                                          $(229,000)        $(320,000)
 Adjustment to reconcile net loss to net
  cash used in operating activities:
      Depreciation                                    61,000            38,000
  Changes in operating assets and liabilities:
      Accounts receivable                            214,000           (35,000)
      Inventories, prepaid expenses and other assets (27,000)           (7,000)
      Accounts payable and other liabilities         (53,000)           24,000
      Other assets                                   (22,000)              -
                                                   ---------          ---------
NET CASH USED IN OPERATING ACTIVITIES                (56,000)         (300,000)

INVESTING ACTIVITIES:
 Purchases of marketable securities                 (913,000)              -
 Sale of marketable securities                           -             400,000
 Purchases of property, plant and equipment          (82,000)           (5,000)
                                                   ---------          ---------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                (995,000)          395,000

FINANCING ACTIVITIES:
 Proceeds from the sale of Class C 7%
 convertible   preferred stock,
 net of offering costs                                   -              (9,000)
 Dividends on Class A preferred stock                    -                 -
 Principal payments on capital lease obligations     (59,000)          (46,000)
 Exercise of stock options and warrants               85,000               -
                                                  ----------          ---------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                  26,000           (55,000)
                                                  ----------          ---------
INCREASE (DECREASE) IN CASH                       (1,025,000)            40,000

Cash at beginning period                           2,598,000             51,000
                                                  ----------          ---------

CASH AT END OF PERIOD                             $1,573,000           $ 91,000
                                                 ===========          =========

Cash paid for interest                              $ 15,000           $ 14,000
                                                 ===========          =========

See notes to interim unaudited consolidated condensed financial statements

NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED,
FINANCIAL STATEMENTS

COMPUMED, INC. AND SUBSIDIARIES


NOTE A--BASIS OF PREPARATION

The balance sheet at September 30, 1999 has been derived from the Company's year end audited financial statements.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements for the year ended September 30, 1999 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

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

NOTE C--COMMITMENTS AND CONTENGENCIES

On January 26, 1998, the United States District Court for the Central District of California approved the settlement of the class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding entered into on August 5, 1996. The final settlement is anticipated to be completed in early 2000 and will involve the issuance of 770,000 shares of Common Stock and the issuance of 1,870,000 warrants for the purchase of Common Stock at a price of $3.00. The effect of these issuances on the Company's statement of operations was recorded during the fiscal year ended September 30, 1997.

NOTE D - CONVERSION OF STOCK OPTIONS AND WARRANTS

The terms of the purchase agreement for the Class C Preferred Stock include the issuance of warrants for the purchase of Common Stock at exercise prices equivalent to the discounted prices on the date of conversion of the Preferred Stock to Common Stock. Warrants were issued, when the Class C Preferred Stock was converted to Common Stock during fiscal year ended September 30, 1999 and 1998, for the purchase of 5,619,525 shares of Common Stock at a total exercise price of $3,500,000. During November 1999, a portion of such warrants was exercised to purchase 186,512 shares of common stock for $80,006.

NOTE E - MARKETABLE SECURITIES

Marketable securities consist of investments of common stock and bonds in various publicly traded domestic companies and are stated at market value based on the most recently traded price of these securities at December 31,1999. These short-term investments are defined as assets available for sale under the provisions of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses were insignificant in the period ended December 31, 1999.

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

OVERVIEW
--------

During the three months ended December 31, 1999, in addition to the Company's transtelephonic ECG business, the Company's research and development efforts were directed primarily toward the completion of its Automated OsteoGram software. On December 1, 1998, the Company filed for market clearance with the U.S. Food and Drug Administration (FDA) to sell its Automated OsteoGram software to Physicians and Clinicians. The Company gained market clearance from the FDA on May 19, 1999. The Company is currently taking steps to commercialize this technology.

RESULTS OF OPERATIONS
---------------------

Total revenues for the three months ended December 31, 1999 (the "First Quarter 2000") were $479,000, as compared to $517,000 for the same period in 1999. Revenues from ECG operations decreased from $512,000 to $466,000 during the same period in fiscal 1999, due to an increase in rental unit placements rather than unit sales . Revenues from the Company's OsteoGram(R) services increased to

$13,000, from $5,000 during the same period in fiscal 1999. The Company has commenced offering OsteoGram services directly to research institutions and revenues from such services are anticipated to continue in the future.

Cost of goods sold consists of the costs of supplies and electrocardiograph equipment sold. The overall costs, as a percentage of product sales, are a result of the mix between supplies and equipment sales and the available equipment and supplies costs attainable, based on volumes purchased and vendor pricing availability. During the First Quarter 2000, costs of sales decreased, as a percentage of sales, to 47% from 59% during the prior year. The decrease is primarily due to the lower unit costs for electrocardiograph units pursuant to the purchase terms for such units.

Overall operating costs decreased by 15% during the First Quarter 2000 to $722,000, as compared to $847,000 for the same period in fiscal 1999. General and administrative expenses decreased by 15% to $248,000, as compared to $291,000 for the same period in fiscal 1999, primarily due to reductions in professional fees, consulting expenses and payroll. Research and development costs decreased by 49% to $57,000 during the First Quarter 2000, as compared to $112,000 for the same period in fiscal 1999. Selling expenses increased to $81,000 during the First Quarter 2000, as compared to $60,000 for the same period in fiscal 1999, primarily as a result of increased promotional activities.

The Company recorded other income during the First Quarter 2000 of $23,000 and $24,000 for the same period in fiscal 1999, which is comprised of interest income from investments in marketable securities. The decrease is due to lower invested funds in the First Quarter of 2000 as compared to the prior year.

Net loss for the First Quarter 2000 was $229,000 compared to a loss of $320,000 for the same period in fiscal 1999. The decreased loss is due to the cost reductions enacted by the Company primarily in the area of general and administrative expenses, and to reduced research and development expenses.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

As of December 31, 1999 the Company had $2,315,000 of working capital, a decrease of $219,000 from September 30, 1999. This decrease in working capital is primarily a result of losses from operations, and to principal payments on lease financing. The decrease in working capital has been offset by increases from proceeds of the exercise of stock options and warrants, which have contributed approximately $85,000 to working capital.

The Company's capital resource commitments at December 31, 1999 consist primarily of costs associated with the development and commercialization of its bone densitometry technology. During the three months ended December 31, 1999, total research and development expenses were $57,000. Expenditures during future periods may meet or exceed this level. Additionally, the Company is anticipating incurring additional costs associated with the projected market introduction of the OsteoGram software product.

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

Depending on the extent of development activities borne by the Company, the Company will continue to incur losses from operations at least until sales of products currently under development commence. Current working capital levels are considered adequate for the Company's business activities during the next 12 months.

Nasdaq Delisting
----------------

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

On December 1, 1999, the Company was notified by Nasdaq that it had not met the minimum bid price requirement for a sufficient duration and the Company's common stock was delisted from the SmallCap Market on that date. The securities of the Company began trading immediately on the OTC Bulletin Board.

                                     PART II

OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the fiscal quarter ended December 31, 1999, the Company issued an aggregate of 186,512 shares of Common Stock upon the exercise of warrants, which issuances were exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereof. All proceeds received were added to the Company's working capital.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibit 27- Financial data schedule

     (b) Form 8-K - During the fiscal quarter ended December 31, 1999, the Company did not file a report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMPUMED, INC.
                                        --------------
                                        (Registrant)


                                        By: /s/ Phuong Dang
                                           ---------------------------
                                             Phuong Dang
                                             Principal Financial Officer


                                        By: /s/ Robert B. Goldberg
                                           ---------------------------
                                             Robert B. Goldberg
                                             Chairman of the Board and
                                             Chief Executive Officer


Date:  February 14, 2000