Form 10QSB
period 2000-03-31
COMPUMED INC
filed 2000-05-15
CIK 700998

SECURITIES AND EXCHANGE COMMISSION
                                  UNITED STATES
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission File Number: 0-14210

                                 COMPUMED, INC.
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

         Delaware                                        95-2860434
----------------------------------          ------------------------------------
State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
Incorporation or Organization)

            5777 W. Century Blvd., Suite 1285, Los Angeles, CA 90045
--------------------------------------------------------------------------------
                    (Address of Principal Executive Officers)

                                 (310) 258-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

     The registrant had 17,267,503 shares of common stock, ($.01 par value) issued and outstanding as of March 31, 2000.

                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements (unaudited)

            Consolidated balance sheets - March 31, 2000 (unaudited) and September 30, 1999.

            Consolidated statements of operations - Six months ended March 31, 2000 and 1999 (unaudited).

            Consolidated statements of cash flows - Six months ended March 31, 12000 and 1999 (unaudited).

            Notes to interim unaudited consolidated financial statements.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.    OTHER INFORMATION

Item 2      Changes in Securities and Use of Proceeds

Item 6      Exhibits and Reports on Form 8K


SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION


CONSOLIDATED CONDENSED BALANCE SHEETS
COMPUMED, INC. AND SUBSIDIARIES

                                                      March 31,    September 30,
                                                        2000            1999
                                                        ----       -------------
                                                      (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS
 Cash                                                $   648,000    $ 2,598,000
 Marketable securities                                 1,772,000         45,000
 Accounts receivable, less allowance of $51,000
  (March 2000) and $32,000 (September 1999)              269,000        497,000
 Inventories                                             168,000         50,000
 Prepaid expenses and other current assets                15,000         24,000
                                                      -----------    -----------

         TOTAL CURRENT ASSETS                          2,872,000      3,214,000

PROPERTY AND EQUIPMENT
 Machinery and equipment                               1,598,000      1,781,000
 Furniture, fixtures and leasehold improvements          101,000        173,000
 Equipment under capital leases                        1,028,000      1,079,000
                                                      -----------    -----------
                                                       2,727,000      3,033,000

Less allowance for depreciation and amortization      (2,061,000)    (2,508,000)
                                                      -----------    -----------
                                                         666,000        525,000

OTHER ASSETS                                              67,000         33,000
                                                      -----------     ----------
                                                     $ 3,605,000     $3,772,000
                                                      ===========     ==========


See notes to interim unaudited consolidated condensed financial statements

CONSOLIDATED CONDENSED BALANCED SHEETS
COMPUMED, INC. AND SUBSIDIARIES

                                                       March 31,   September 30,
                                                         2000            1999
                                                         ----            ----
                                                      (Unaudited)     (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                    $   298,000    $   272,000
 Other accrued liabilities                               246,000        215,000
 Current portion of capital lease obligations            186,000        193,000
                                                     -----------    -----------


         TOTAL CURRENT LIABILITIES                       730,000        680,000

CAPITAL LEASE OBLIGATIONS, less current portion           83,000        188,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Class A $3.50 cumulative convertible voting
    preferred stock, issued and outstanding --
    8,400 shares                                           1,000          1,000

    Class B $3.50 convertible voting preferred
    stock, issued and outstanding - 300 shares                 -              -

   Common Stock, $.01 par value--authorized
    50,000,000 shares, issued and outstanding --
    17,267,503 shares (March 2000) and 16,613,486
    shares (September 1999)                              174,000        166,000

Additional paid in capital                            31,818,000     31,504,000

Retained deficit                                     (29,201,000)   (28,767,000)
                                                     -----------    -----------
         STOCKHOLDERS' EQUITY                          2,793,000      2,904,000
                                                     -----------    -----------

                                                     $ 3,605,000    $ 3,772,000
                                                     ===========    ===========

See notes to interim unaudited consolidated condensed financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
COMPUMED, INC. AND SUBSIDIARIES



                                       Three Months Ended   Six Months Ended
                                           March 31,             March 31,
                                        2000       1999       2000       1999
                                        ----       ----       ----       ----
REVENUES FROM OPERATIONS
 ECG services                        $ 352,000  $ 359,000  $ 703,000  $ 686,000
 ECG product and supplies sales        220,000    253,000    335,000    439,000
 OsteoGram services and royalties        -0-        3,000     13,000      7,000
                                     ---------  ---------  ---------  ---------
                                       572,000    615,000  1,051,000  1,132,000
COSTS AND EXPENSES
 Costs of ECG services                 223,000    237,000    428,000    470,000
 Cost of goods sold                    107,000    146,000    161,000    256,000
 Selling expenses                      126,000     79,000    232,000    142,000
 Research and development              110,000     71,000    174,000    183,000
 General and administrative
  expenses                             182,000    246,000    414,000    537,000
 Depreciation                           68,000     47,000    129,000     85,000
                                     ---------  ---------  ---------  ---------
LOSS FROM OPERATIONS                  (244,000)  (211,000)  (487,000)  (541,000)

  Other income                          51,000     18,000     80,000     42,000
  Interest expense                     (12,000)   (15,000)   (27,000)   (29,000)
                                     ---------  ---------  ---------  ---------
NET LOSS                             $(205,000) $(208,000) $(434,000) $(528,000)
                                     =========  =========  =========  =========
NET LOSS PER SHARE                   $    (.01) $    (.02) $    (.03) $    (.04)
                                     =========  =========  =========  =========
   (Basic and diluted)
Weighted average number of
 common shares outstanding          17,035,300 13,329,756 16,871,796 13,132,343
                                    ========== ========== ========== ==========



See notes to interim unaudited consolidated condensed financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
COMPUMED, INC. AND SUBSIDIARIES


                                                             Six Months Ended
                                                        March 31,     March 31,
                                                          2000          1999
                                                          ----          ----

OPERATING ACTIVITIES:
 Net loss                                             $ (434,000)     $(528,000)
 Adjustment to reconcile net loss to net
  cash used in operating activities:
      Depreciation                                       128,000         85,000
  Changes in operating assets and liabilities:
      Accounts receivable                                228,000        (30,000)
      Inventories, prepaid expenses and other assets    (109,000)       (68,000)
      Accounts payable and other liabilities              57,000         70,000
      Other assets                                       (34,000)             -
                                                      ----------      ---------
NET CASH USED IN OPERATING ACTIVITIES                   (164,000)      (471,000)

INVESTING ACTIVITIES:
 Purchases of marketable securities                   (1,727,000)             -
 Sale of marketable securities                                 -        632,000
 Purchases of property, plant and equipment             (270,000)        (7,000)
                                                      ----------      ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES   (1,997,000)       625,000

FINANCING ACTIVITIES:
 Proceeds from the sale of Class C 7% convertible
 preferred stock, net of offering costs                        -         (9,000)
 Principal payments on capital lease obligations        (112,000)       (92,000)
 Exercise of stock options and warrants                  323,000              -
                                                      ----------      ---------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                     211,000       (101,000)
                                                      ----------      ---------

INCREASE (DECREASE) IN CASH                           (1,950,000)        53,000

Cash at beginning period                               2,598,000         51,000
                                                      ----------      ---------

CASH AT END OF PERIOD                                 $  648,000      $ 104,000
                                                      ==========      =========

Cash paid for interest                                $   27,000      $  14,000
                                                      ==========      =========


See notes to interim unaudited consolidated condensed financial statements

NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED,
FINANCIAL STATEMENTS

COMPUMED, INC. AND SUBSIDIARIES


NOTE A--BASIS OF PREPARATION

The balance sheet at September 30, 1999 has been derived from the Company's year end audited financial statements.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements for the year ended September 30, 1999 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

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

NOTE C--COMMITMENTS AND CONTENGENCIES

On January 26, 1998, the United States District Court for the Central District of California approved the settlement of the class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding entered into on August 5, 1996. The final settlement is anticipated to be completed in late 2000 and will involve the issuance of 770,000 shares of Common Stock and the issuance of 1,870,000 warrants for the purchase of Common Stock at a price of $3.00. The effect of these issuances on the Company's statement of operations was recorded during the fiscal year ended September 30, 1997.

NOTE D - CONVERSION OF STOCK OPTIONS AND WARRANTS

The terms of the purchase agreement for the Class C Preferred Stock include the issuance of warrants for the purchase of Common Stock at exercise prices equivalent to the discounted prices on the date of conversion of the Preferred Stock to Common Stock. Warrants were issued when the Class C Preferred Stock was converted to Common Stock during fiscal years ended September 30, 1999 and 1998 for the purchase of 5,619,525 shares of Common Stock at a total exercise price of $3,500,000.

During the six months ended March 31, 2000, a portion of such warrants was exercised to purchase 482,075 shares of Common Stock for $202,000. Also, stock options were exercised for 171,942 shares of Common Stock providing proceeds to the Company of $121,000.

NOTE E - MARKETABLE SECURITIES

Marketable securities consist of investments of common stock and bonds in various publicly traded domestic companies and are stated at market value based on the most recently traded price of these securities at March 31, 2000. These short-term investments are defined as assets available for sale under the provisions of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses were insignificant in the period ended March 31, 2000.

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

OVERVIEW
--------

During the six months ended March 31, 2000, in addition to the Company's transtelephonic ECG business, the Company's research and development efforts were directed primarily toward the completion of its Automated OsteoGram software. On May 19, 1999, the Company obtained market clearance from the U.S. Food and Drug Administration (FDA) to sell its Automated OsteoGram software to Physicians and Clinicians. The Company is currently taking steps to commercialize this technology.

RESULTS OF OPERATIONS
---------------------

Total revenues for the three months ended March 31, 2000 (the "Second Quarter 2000") were $572,000, as compared to $615,000 for the same period in 1999. Revenues from ECG operations decreased to $572,000 from $612,000 during the same period in fiscal 1999, due to an increase in rental unit placements rather than unit sales.

Cost of goods sold consists of the costs of supplies and electrocardiograph equipment sold. The overall costs, as a percentage of product sales, are a result of the mix between supplies and equipment sales and the available equipment and supplies costs attainable, based on volumes purchased and vendor pricing availability. During the Second Quarter 2000, costs of sales decreased, as a percentage of sales, to 49% from 58% during the prior year. The decrease is primarily due to the lower unit costs for electrocardiograph units pursuant to the purchase terms for such units.

Overall operating costs decreased by 1% during the Second Quarter 2000 to $816,000, as compared to $826,000 for the same period in fiscal 1999. General and administrative expenses decreased by 26% to $182,000, as compared to $246,000 for the same period in fiscal 1999. Research and development costs increased by 55%, from $71,0000 to $110,000 during the Second Quarter 2000, as compared to the same period in fiscal 1999, primarily due to costs incurred in clinical trial of the Osteogram software. Selling expenses increased from $79,000 to $126,000 during the Second Quarter 2000, as compared to the same period in fiscal 1999, primarily due to an increase of promotional activities.

The Company recorded other income during the Second Quarter 2000 of $51,000 and $18,000 for the same period in fiscal 1999, which is comprised of interest income from investments in marketable securities. The increase is due to investment in higher yielding issues in the Second Quarter of 2000 as compared to the prior year.

Net loss for the Second Quarter 2000 was $205,000 compared to a loss of $208,000 for the same period in fiscal 1999. The decreased loss is due to the cost reductions enacted by the Company primarily in the area of general and administrative expenses. Operating loss increased due to R&D and selling expenses, offset by interest income.


FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

As of March 31, 2000 the Company had $2,142,000 of working capital, a decrease of $392,000 from September 30, 1999. This decrease in working capital is primarily a result of losses from operations, principal payments on lease financing, and the company's change to purchase EKG terminals rather than lease them. The decrease in working capital has been offset by increases from proceeds of the exercise of stock options and warrants, which have contributed approximately $323,000 to working capital.

The Company's capital resource commitments at March 31, 2000 consist primarily of costs associated with the development and commercialization of its bone densitometry technology. During the six months ended March 31, 2000, total research and development expenses were $174,000. Expenditures during future periods may meet or exceed this level. Additionally, the Company is anticipating incurring additional costs associated with the projected market introduction of the OsteoGram software product.

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

Depending on the extent of development activities borne by the Company, the Company will continue to incur losses from operations at least until sales of products currently under development commence and are at a sufficient volume. Current working capital levels are considered adequate for the Company's business activities during the next 12 months.


Nasdaq Delisting
----------------

On December 1, 1999, the Nasdaq notified the Company that it had not met the minimum bid price requirement for a sufficient duration and the Company's common stock was delisted from the SmallCap Market on that date. The securities of the Company began trading immediately on the OTC Bulletin Board.

                                     PART II

OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the fiscal quarter ended March 31, 2000, the Company issued an aggregate of 482,075 shares of Common Stock upon the exercise of warrants, which issuances were exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereof. In addition to the Class C warrants above, stock options were exercised for 171,942 shares of Common Stock. All proceeds received were added to the Company's working capital.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 27- Financial data schedule

         (b) Form 8-K - During the fiscal quarter ended March 31, 2000, the Company did not file a report on Form 8-K.

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


                                            COMPUMED, INC.
                                            --------------
                                            (Registrant)



                                            By: /s/ Phuong Dang
                                               ------------------------------
                                                Phuong Dang
                                                Principal Financial Officer



                                            By: /s/ Robert B. Goldberg
                                               ------------------------------
                                                Robert B. Goldberg
                                                Chairman of the Board and
                                                Chief Executive Officer



Date:  May 10, 2000

                                  EXHIBIT INDEX
                                  -------------


     Exhibit             Description
     -------             -----------

       27                Financial Data Schedule