Form 10QSB
period 2000-06-30
COMPUMED INC
filed 2000-08-15
CIK 700998

SECURITIES AND EXCHANGE COMMISSION
                                  UNITED STATES
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)


          [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

          [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    ---------

                         Commission File Number: 0-14210

                                 COMPUMED, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    95-2860434
------------------------------------        ------------------------------------
State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
Incorporation or Organization)

            5777 W. Century Blvd., Suite 1285, Los Angeles, CA 90045
--------------------------------------------------------------------------------
                    (Address of Principal Executive Officers)

                                 (310) 258-5000
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

     The registrant had 17,868,878 shares of common stock, ($.01 par value) issued and outstanding as of June 30, 2000.

                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION

  Item 1.      Financial Statements (unaudited)

               Consolidated balance sheets - June 30, 2000 (unaudited) and September 30, 1999.

               Consolidated statements of operations - Three and nine months ended June 30, 2000 and 1999 (unaudited).

               Consolidated statements of cash flows - Nine months ended June 30, 2000 and 1999 (unaudited).

               Notes to interim unaudited consolidated financial statements.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

Item 2         Changes in Securities and Use of Proceeds

Item 4         Submission of Matters to a Vote of Security Holders

Item 6         Exhibits and Reports on Form 8K


SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                         COMPUMED, INC. AND SUBSIDIARIES

                                                    June 30,      September 30,
                                                      2000             1999
                                                  ------------    -------------
                                                   (Unaudited)       (Audited)
ASSETS

CURRENT ASSETS
 Cash                                             $   490,000     $  2,598,000
 Marketable securities                              1,857,000           45,000
 Accounts receivable, less allowance of $43,000
 (June 2000) and $32,000 (September 1999)             243,000          497,000
 Inventories                                          130,000           50,000
 Prepaid expenses and other current assets             15,000           24,000
                                                  ------------    -------------
     TOTAL CURRENT ASSETS                           2,735,000        3,214,000

PROPERTY AND EQUIPMENT
 Machinery and equipment                            1,813,000        1,781,000
 Furniture, fixtures and leasehold improvements       101,000          173,000
 Equipment under capital leases                     1,027,000        1,079,000
                                                  ------------    -------------
                                                    2,941,000        3,033,000

Less allowance for depreciation and amortization   (2,134,000)      (2,508,000)
                                                  ------------    -------------
                                                      807,000          525,000
OTHER ASSETS
                                                       67,000           33,000
                                                  ------------    -------------

                                                  $ 3,609,000     $  3,772,000
                                                  ============    =============


See notes to interim unaudited consolidated condensed financial statements

                     CONSOLIDATED CONDENSED BALANCED SHEETS
                         COMPUMED, INC. AND SUBSIDIARIES

                                                     June 30,      September 30,
                                                       2000             1999
                                                   ------------     ------------
                                                   (Unaudited)       (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                  $   359,000      $   272,000
 Other accrued liabilities                             283,000          215,000
 Current portion of capital lease obligations          131,000          193,000
                                                   ------------     ------------

     TOTAL CURRENT LIABILITIES                         773,000          680,000

CAPITAL LEASE OBLIGATIONS, less current portion         92,000          188,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred Stock- Class A $3.50 cumulative
 convertible voting;
 -issued and outstanding - 8,400 shares (June 2000       1,000            1,000
 and September 1999)

 Preferred Stock- Class B $3.50 convertible voting
  issued and outstanding - 300 shares (June 2000
  and September 1999)                                     -                -
 Common Stock, $.01 par value--authorized
 50,000,000 shares, issued and outstanding--
 17,868,878 shares (June 2000) and
 16,613,486 shares (September 1999)

                                                       179,000          166,000

Additional paid in capital                          32,179,000       31,504,000

Accumulated deficit                                (29,615,000)     (28,767,000)
                                                   ------------     ------------
     STOCKHOLDERS' EQUITY                            2,744,000        2,904,000
                                                   ------------     ------------

                                                   $ 3,609,000      $ 3,772,000
                                                   ============     ============


See notes to interim unaudited consolidated condensed financial statements

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                         COMPUMED, INC. AND SUBSIDIARIES

                                         Three Months Ended     Nine Months Ended
                                              June 30,               June 30,
                                                  ----                   ----
                                          2000        1999        2000        1999
                                          ----        ----        ----        ----
REVENUES FROM OPERATIONS
 ECG services                          $  342,000  $  348,000  $1,045,000  $1,033,000
 ECG product and supplies sales            82,000     201,000     417,000     640,000
 OsteoGram services and royalties          - 0 -        8,000      13,000      16,000
                                       ----------- ----------- ----------- -----------
                                          424,000     557,000   1,475,000   1,689,000
                                       ----------- ----------- ----------- -----------
COSTS AND EXPENSES
 Costs of ECG services                    226,000     228,000     654,000     698,000
 Cost of goods sold                        36,000      97,000     197,000     353,000
 Selling expenses                         134,000      85,000     366,000     227,000
 Research and development                 173,000      80,000     347,000     264,000
 General and administrative expenses      249,000     253,000     663,000     790,000
 Depreciation                              74,000      54,000     203,000     139,000
                                       ----------- ----------- ----------- -----------
                                          892,000     797,000   2,430,000   2,471,000
                                       ----------- ----------- ----------- -----------
LOSS FROM OPERATIONS                     (468,000)   (240,000)   (955,000)   (782,000)

 Other income                              61,000      20,000     141,000      63,000
 Interest expense                          (7,000)    (18,000)    (34,000)    (47,000)
                                       ----------- ----------- ----------- -----------
NET LOSS                               $ (414,000) $ (238,000) $ (848,000) $ (766,000)
                                       =========== =========== =========== ===========
NET LOSS PER SHARE                     $     (.02) $     (.02) $     (.05) $     (.06)
                                       =========== =========== =========== ===========
 (Basic and diluted)
Weighted average number of
 common shares outstanding             17,568,191  14,703,410  17,301,745  13,656,032
                                       =========== =========== =========== ===========


See notes to interim unaudited consolidated condensed financial statements

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         COMPUMED, INC. AND SUBSIDIARIES

                                                         Nine Months Ended
                                                     June 30,          June 30,
                                                      2000               1999
                                                      ----               ----
OPERATING ACTIVITIES:
 Net loss                                          $  (848,000)       $(766,000)
 Adjustment to reconcile net loss to net
  cash used in operating activities:
   Depreciation                                        203,000          139,000

 Changes in operating assets and liabilities:
   Accounts receivable                                 254,000          (81,000)
   Inventories, prepaid expenses and other assets      (71,000)         (16,000)
   Accounts payable and other liabilities              155,000           44,000
   Other assets                                        (34,000)            -
                                                   ------------       ----------
NET CASH USED IN OPERATING ACTIVITIES                 (341,000)        (680,000)

INVESTING ACTIVITIES:
 Purchases of marketable securities                 (1,812,000)            -
 Sale of marketable securities                            -             386,000
 Purchases of property, plant and equipment           (528,000)         (12,000)
                                                   ------------       ----------
NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES                                          (2,340,000)         374,000

FINANCING ACTIVITIES:
 Proceeds from the sale of Class C 7% convertible
 preferred stock, net of offering costs                   -              (9,000)
 Principal payments on capital lease obligations      (115,000)        (143,000)
 Exercise of stock options and warrants                688,000          760,000
                                                   ------------       ----------
NET CASH (USED IN) PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                   573,000          608,000
                                                   ------------       ----------

INCREASE (DECREASE) IN CASH                         (2,108,000)         302,000

Cash at beginning period                             2,598,000           51,000
                                                   ------------       ----------

CASH AT END OF PERIOD                              $   490,000        $ 353,000
                                                   ============       ==========

Cash paid for interest                             $    34,000        $  47,000
                                                   ============       ==========


See notes to interim unaudited consolidated condensed financial statements

               NOTES TO INTERIM UNAUDITED CONSOLIDATED CONDENSED,
                              FINANCIAL STATEMENTS

                         COMPUMED, INC. AND SUBSIDIARIES


NOTE A--BASIS OF PREPARATION

The balance sheet at September 30, 1999 has been derived from the Company's year end audited financial statements.

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the consolidated financial statements for the year ended September 30, 1999 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

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

NOTE D - CONVERSION OF STOCK OPTIONS AND WARRANTS

The terms of the purchase agreement for the Class C Preferred Stock include the issuance of warrants for the purchase of Common Stock at exercise prices equivalent to the discounted prices on the date of conversion of the Preferred Stock to Common Stock. Warrants were issued when the Class C Preferred Stock was converted to Common Stock during fiscal year ended September 30, 1999 and 1998 for the purchase of 5,619,525 shares of Common Stock at a total exercise price of $3,500,000.

During the nine months ended June 30, 2000, a portion of such warrants was exercised to purchase 1,083,450 shares of Common Stock for $365,000.

NOTE E - MARKETABLE SECURITIES

Marketable securities consist of investments in common stock and bonds in various publicly traded domestic companies and are stated at market value based on the most recently traded price of these securities at June 30, 2000. These short-term investments are defined as assets available for sale under the provisions of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized gains and losses were insignificant in the period ended June 30, 2000.

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

OVERVIEW
--------

During the nine months ended June 30, 2000, in addition to the Company's transtelephonic EKG business, the Company introduced its automated Osteogram software in a technical meeting in London and presented at the World Congress of Osteoporosis. The Company is currently taking steps to commercialize this technology.

RESULTS OF OPERATIONS
---------------------

Total revenues from operations for the three months ended June 30, 2000 (the "Third Quarter 2000") were $424,000, as compared to $557,000 for the same period in 1999. Revenues from EKG operations decreased to $82,000 from $201,000 during the same period in fiscal 1999, due to an increase in rental unit placements rather than unit sales.

Costs of EKG Services were consistent in amount and percentage of revenues for the Third Quarter 2000 compared to the same period in 1999. Cost of goods sold consists of the costs of supplies and cost of electrocardiograph equipment sold. The overall costs, as a percentage of product sales, are a result of the mix between supplies and equipment sales and the available equipment and supplies costs. During the Third Quarter 2000, costs of goods sold decreased, as a percentage of sales, to 44% from 49% during the same period in fiscal 1999. The decrease is primarily due to the lower unit costs for electrocardiograph units pursuant to the purchase terms for such units.

Overall operating costs increased by 12% during the Third Quarter 2000 to $892,000, as compared to $797,000 for the same period in fiscal 1999. This includes $130,000 of market development and pre-marketing costs associated with the Osteogram. General and administrative expenses decreased by 2% to $249,000, as compared to $253,000 for the same period in fiscal 1999. Research and development costs increased by 117%, from $80,0000 to $173,000 during the Third Quarter 2000, as compared to the same period in fiscal 1999, primarily due to costs incurred in clinical trial and pre-marketing of the Osteogram. Selling expenses increased from $85,000 to $134,000 during the Third Quarter 2000, as compared to the same period in fiscal 1999, primarily due to an increase of promotional activities.

The Company recorded other income during the Third Quarter 2000 of $61,000 and $20,000 for the same period in fiscal 1999, which is comprised of income from investments in marketable securities. The increase is due to investment in higher yielding issues in the Third Quarter of 2000 as compared to the prior year.

Net loss for the Third Quarter 2000 was $414,000 compared to a loss of $238,000 for the same period in fiscal 1999. The increased loss is due to the items noted above, primarily the decrease in EKG product and supply and the increase in research and development costs.

Revenues for the nine months ended June 30, 2000 were $1,475,000 as compared to $1,689,000 for the same period in 1999. Revenues from EKG operations decreased from $640,000 to $415,000 during the same period in fiscal 1999, due to an increase in rental placements rather than unit sales. Costs of good sold decreased during the nine months ended June 30, 2000, as a percentage of sales, to 48% from 56% during the same period in fiscal 1999. The decrease is primarily due to an increase in rental placements rather than unit sales.

Overall operating costs decreased by 2% during the nine months ended June 30 2000 to $2,430,000, as compared to $2,471,000 for the same period in fiscal 1999. General and administrative expenses decreased by 16% to $663,000, as compared to $790,000 for the same period in fiscal 1999. Research and development costs increased by 32%, from $264,0000 to $347,000 during the nine months ended June 2000, as compared to the same period in fiscal 1999, due to an increase in marketing of the Osteogram. Selling expenses increased from $227,000 to $366,000 during the nine months ended June 30 2000, as compared to the same period in fiscal 1999, primarily due to an increase of promotional activities.

The Company recorded other income during the 2000 nine -month period of $141,000 and $63,000 for the same period in fiscal 1999, which is comprised of income from investments in marketable securities. The increase is due to investment in higher yielding issues in the fiscal of 2000 as compared to the prior year.

Net loss for the nine months ended June 30, 2000 was $848,000 compared to a loss of $766,000 for the same period in fiscal 1999. The increase in loss is due to expenses in market development and pre-marketing of the Osteogram.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

As of June 30, 2000 the Company had $1,962,000 of working capital, a decrease of $572,000 from September 30, 1999. This decrease in working capital is primarily a result of losses from operations, and the Company's decision to purchase EKG terminals rather than lease them. The decrease in working capital has been offset by increases from proceeds of the exercise of stock options and warrants, which have contributed approximately $688,000 to working capital.

The Company's capital resource commitments at June 30, 2000 consist primarily of costs associated with the development and commercialization of its bone densitometry technology. During the nine months ended June 30, 2000, total research and development expenses were $347,000. Expenditures during future periods may meet or exceed this level. Additionally, the Company is anticipating incurring additional costs associated with the projected market introduction of the OsteoGram software product.

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

On December 1, 1999, Nasdaq notified the Company that it had not met the minimum bid price requirement for a sufficient duration and the Company's common stock was delisted from the SmallCap Market on that date, and have since been traded on the OTC Bulletin Board. The delisting may impede or increase the cost of raising capital.

                                     PART II

OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the fiscal quarter ended June 30, 2000, the Company issued an aggregate of 601,375 shares of Common Stock upon the exercise of warrants, which issuances were exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereof. All proceeds received were added to the Company's working capital.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 2000, the Company held its 2000 Annual Meeting of Stockholders. At the meeting, the stockholders elected six directors, approved an amendment to the 1992 Stock Option Plan increasing the number of shares thereunder to 2,400,000 shares, and ratified the appointment of Ernst & Young LLP as independent auditors for the 2000 fiscal year.

The voting results were as follows:

(1)       Election of Directors

          Nominees           For        Abstain:
          --------           ---        -------

          Goldberg       14,954,722     803,758
          Lightstone     15,030,510     727,970
          Minnick        15,012,162     746,318
          Romm           15,315,460     443,020
          Silverman      15,006,940     751,540
          Stuckelman     15,038,260     720,220

(2)       Amendment to Stock Option Plan

          For       -    13,866,278
          Against   -     1,114,664
          Abstain   -        34,950

(3)       Ratification of Auditors

          For       -    15,641,630
          Against   -        46,730
          Abstain   -        34,950

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 27- Financial data schedule

     (b) Form 8-K - During the fiscal quarter ended June 30, 2000, the Company did not file a report on Form 8-K.

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

                                           COMPUMED, INC.
                                           --------------
                                           (Registrant)


                                        By: /s/ Phuong Dang
                                           ------------------------------------
                                           Phuong Dang
                                           Principal Financial Officer


                                        By: /s/ Herbert S. Lightstone
                                           ------------------------------------
                                           Herbert S. Lightstone
                                           President and Chief Executive Officer

Date:  August 14, 2000