Form 10KSB
period 2000-09-30
COMPUMED INC
filed 2000-12-29
CIK 700998

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (FEE REQUIRED).

For the fiscal year ended           September 30, 2000
                          -----------------------------------------------------

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED).

For the transition period from                      to
                               --------------------    ------------------------

Commission file number                   0-14210
                       --------------------------------------------------------

                                 COMPUMED, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              Delaware                                 95-2860434
----------------------------------------   -----------------------------------
(State of Incorporation or Organization)   (I.R.S. Employer Identification No.)

5777 West Century Blvd., Suite 1285, Los Angeles, CA                      90045
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (310) 258-5000
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                         COMMON STOCK PURCHASE WARRANTS
-------------------------------------------------------------------------------
                                 Title of Class

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months), and
(2) has been subject to such filing requirements for the past 90 days.
[X] YES   [ ] NO

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended September 30, 2000 totaled $1,913,000.

As of September 30, 2000, 17,869,362 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by non-affiliates was approximately $11,012,000.



Documents incorporated by reference: None

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     CompuMed, Inc. (the "Company" or "CompuMed") is a medical diagnostic product and services company focusing on the testing of several costly, high incidence diseases, particularly cardiovascular disease and osteoporosis. The Company's primary business is the computerized interpretation of electrocardiograms ("ECG's") and the development and marketing of its osteoporosis testing services . The Company applies advanced computing, medical imaging, telecommunications and networking technologies to provide medical professionals and patients with affordable, point-of-care solutions for disease risk assessment and decision support. The Company was incorporated in the State of Delaware on July 21, 1986.

     During the past twelve months, the Company continued its development of automated processing functions for the Company's bone mineral density (BMD) analysis software, the OsteoGram-Registered Trademark-. The Company launched and offereD for sale its FDA approved OsteoGram-Registered Trademark- in July 2000. Prior to the launch, the OsteoGram-Registered Trademark- was introduced at a number of trade and professional meetings. We have also implemented our new computer system to upgrade our central-service computer center. This new technology will make it possible for us to offer additional ECG services and to enhance the services that we currently offer in a cost-efficient manner.

THE OSTEOGRAM-Registered Trademark-

GENERAL

     The OsteoGram-Registered Trademark- is a bone density test developed by the Company that involves taking a standard hand x-ray of three fingers, along with an aluminum alloy calibration wedge in the field of view, utilizing existing and widely available standard x-ray equipment. The OsteoGram-Registered Trademark-analysis was originally delivered as a laboratorY service where physicians obtain an x-ray of the patient's hand and deliver it to the lab where the developed film is analyzed by using the Company's proprietary software to determine bone density accurately. The calibration wedge is used to adjust for any differences among x-ray equipment, exposures, and types of film and development processes. An OsteoGram-Registered Trademark- report is then delivered to the physician.

     The scientific name for the testing technique utilized by the OsteoGram-Registered Trademark- is radiographic absorptiometry ("RA"). RA was developed by Skeletal Assessment Services Co. ("SASCO"), which sold the RA technology to the Company in 1991. The Company made enhancements in image digitalization and processing speed and named the bone density test the OsteoGram-Registered Trademark-. The OsteoGram-Registered Trademark- is approved for reimbursement by Medicare. The OsteoGram-Registered Trademark- can be performed using standard x-ray equipment which can be found at locations across the U.S., including hospitals, clinics and doctors' offices.

     In May 1999, the Company gained clearance from the FDA to market an automated version of its OsteoGram-Registered Trademark- software for use as a stand-alone product by physicians. The automated OsteoGram-Registered Trademark-software utilizes a scanner and a personal computer to digitize an x-ray film and process a bone density measurement analysis and report. The Company is expanding the functionality of this product which was introduced in July 2000. At this time, the Company does not provide OsteoGram-Registered Trademark-laboratory testing services.


OTHER OSTEOPOROSIS DETECTION AIDS

     Bone mineral density measurements are the primary methods used to assist physicians in detecting osteoporosis. Bone biopsy is also used in isolated circumstances; however, it is rarely used because of patient risk, pain and cost. Bone mineral density is measured by passing ultrasound or x-ray beams through bone and determining how much energy is absorbed by the bone. In classical techniques, a carefully calibrated source enables determination of how much energy is absorbed by the bone before reaching the detector. Unlike the Company's approach, use of a calibrated source necessitates the purchase of costly special equipment for bone density measurement.

THIRD PARTY TREATMENT OF OSTEOPOROSIS

     The diagnosis of osteoporosis is important as the precursor to appropriate treatment or management. Osteoporosis treatment alternatives provided by healthcare providers include estrogen replacement therapy, bisphosphonates, calcitonin, selective estrogen-receptor modulators, fluoride (not yet approved in the U.S., but widely used abroad), calcium supplements and weight-bearing exercises.

     Current FDA cleared medications for osteoporosis include the bisphosphonate alendronate (Fosamax-Registered Trademark-, Merck & Co, Inc.), the female hormone estrogen in pill form (Wyeth-Ayerst and several other manufacturers) and patch form (Novartis), the bone metabolism hormone calcitonin, administered by injection (Calcimar, Rhone-Poulenc Rorer) or nasal spray (Miacalcin, NovartisAG), and the selective estrogen-receptor modulator raloxifene (Evista, Eli Lilly). Estrogen replacement therapy is also approved for problems associated with menopause, such as hot flashes and vaginal dryness.


COMPETITION

     The primary competition for the Company's osteoporosis services include bone densitometry devices that use x-rays or ultrasound to obtain relative measures of bone mass and density. The most common x-ray-based techniques for performing bone densitometry include dual-energy x-ray absorptiometry (DEXA), single-energy x-ray absorptiometry (SXA), quantitative computed tomography (QCT) and peripheral quantitative computed tomography (pQCT), and radiographic absorptiometry (RA). All radiographic techniques in use today have been validated through extensive clinical studies, and are currently approved in the U.S. for Medicare reimbursement. Digital X-ray radiogrammetry (DXR) was introduced in 1998, a technique using a combination of radiogrammetry and texture analysis. Quantitative ultrasound (QUS) has recently received FDA clearance for sale in the U.S. and is now available in the U.S. and abroad. QUS has recently been approved for reimbursement by Medicare. The Company is subject to extensive intrenched competition in this area but is attempting to compete based on cost effective testing through generally available conventional technology.

     DEXA is currently the mostly widely used technology, with a worldwide installed base of approximately 11,000 machines. The DEXA market may be divided into so-called "whole-body" machines, which are designed to measure bone mass and density at a variety of skeletal sites (primarily the hip and spine), and "peripheral" machines, which measure bone mass and density at appendicular sites (forearm, hand or heel). Whole-body DEXA machines cost on average in excess of $75,000 and require both dedicated facilities and specialized training to operate. Peripheral DEXA machines, with an average price of $30,000, are less costly, but are also believed to be less effective than whole-body DEXA, or than the Company's RA (OsteoGram) technology in predicting fracture risk. The Company believes that approximately 8,000 peripheral DEXA machines have been installed worldwide.

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

     QCT utilizes existing computed tomography (CT) scanners that have been upgraded with specialized software, while pQCT utilizes specialized peripheral CT machines. QCT and pQCT are expensive to perform and require a high degree of expertise to operate properly.

     QUS bone densitometers were introduced in the early 1990s, but their rate of market penetration has been slow. Lunar and Hologic are leaders in the ultrasound market segment, but the market also includes numerous regional manufacturers such as Myriad and Sunlight (Israel), IGEA (Italy) and McCue (Great Britain). Norland is also developing an ultrasound machine. The Company believes that there are now approximately 3,000 QUS machines installed worldwide.

     DXR was introduced to European markets in 1998 and gained approval for marketing in the US in 1999. Pronosco A/S (Denmark) manufactures the X-posure system, consisting of a PC, an x-ray digitizer (scanner), a printer and software. Pronosco has recently announced an alliance with GE Medical Systems for the distribution of its product.

     The only manufacturer who uses the Company RA technology is Alara, Inc.
(USA). In 2000 the FDA approved their self-contained, table-top system that performs digital RA of the hand.

     BIOCHEMICAL MARKER TESTS that measure the level of bone metabolic substances present in the blood or urine have been introduced. There is no clear consensus yet on the appropriate use of these technologies. Although their role in monitoring the effect of drug therapy may grow, their use at the present time is limited. Makers of biochemical marker tests include Metra Biosystems, Inc. (U.S.A.), Ostex, Inc. (U.S.A.) and Hybritech, Inc. (a subsidiary of Beckman Coulter, U.S.A.).

ECG SERVICES

GENERAL

     CompuMed currently provides ECG products and services to over 1,000 point-of-care sites nationwide. Customers include physicians, correctional healthcare facilities, surgery centers, clinics, rural hospitals and occupational health facilities. Customers are provided electrocardiograph (ECG) terminals, which access the company's centralized computers and custom software to produce on-line ECG's and their computer interpretations. When requested, the Company also arranges for an independent cardiologist "overread" of the ECG, which is a specialist's opinion regarding the computer interpretation. In addition, the Company sells a full range of ECG supplies including electrodes, recording paper, gel, patient cables and related supplies. The Company's ECG terminals are connected via modem to its ECG computer laboratory in Los Angeles, CA. Physicians, nurses or technicians can perform ECG tests at any remote location and then transmit the ECG by telephone to the Company. Results are then digitally archived on the Company's computer and transmitted back to the customer for a printed interpretation, all within three minutes.

     ECG terminals are available for purchase or rent, and additional fees are charged on a per-transmission basis. Customers who choose to purchase an ECG terminal are charged either hardware maintenance fees or repair fees for maintaining and repairing the equipment. In Fiscal Year 2000, ECG revenues consisted of approximately 25% from sales of terminal systems, and approximately 75% were rental fees.

     Upon a customer's request, the Company arranges for the services of a board-certified cardiologist to assist in overreading a computerized ECG interpretation. The Company bills for this service on a per-ECG basis.

     ECG analysis services are available to users by telephone 24 hours a day, seven days a week. The computer laboratory is staffed (or on-call) at all times and has been recently upgraded to provide additional features and faster turn around time for overreads by replacing telephone requests with electronic notification.

     The Company maintains liability insurance on its current products and is not aware of any claims based on the use or failure of its products that are expected to have material adverse effect on the Company's operations or financial condition. There is no assurance that claims made in the future with respect to the Company's products will be successfully defended or that insurance carried by the Company will be sufficient. Furthermore, there is no assurance that liability insurance will continue to be available to the Company on acceptable terms.


MARKETING - ECG SERVICES

     The Company's sales efforts for its ECG products and services are directed toward physicians, correctional healthcare facilities, surgery centers, rural hospitals and occupational health facilities located throughout the U.S. The Company maintains a long-standing customer base with contracts for services extending between one to three years. New customers are generated mostly by the Company's direct sales efforts. The Company advertises in trade journals and attends national and regional medical conventions to generate leads for selling its services, equipment and supplies. The Company's in-house sales staff of 3 employees handle sales leads, and the Company's customer service representatives of 3 employees handle new customer installations, primarily by telephone.

     The Company currently offers several service and equipment purchase options to new customers. Its latest ECG terminals are more compact and lightweight than previous equipment models offered by the Company, and it has the ability to store multiple ECG recordings before transmitting ECG data for processing.

COMPETITION - ECG SERVICES

     The computer interpreted ECG business is made up of several domestic companies. Most are offering ECG terminals and systems that perform ECG analysis and interpretation on site from the cardiograph itself, with data being stored at a central location. The Company estimates that its form of business, centralized computerized ECG analyses via a service bureau, constitutes less than 1% of the total number of ECG's taken each year in the United States. The overall domestic ECG market is mature and expanding at a minimal rate; however, the Company believes that the demand for the centralized ECG services that it provides is increasing due to the trend toward decentralized diagnostic testing with central interpretation and data storage. The principal methods under which the Company competes are service, ease of use and price.

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

GOVERNMENT REGULATION

     The Health Care Finance Administration approves diagnostic tests for reimbursement by Medicare. The OsteoGram-Registered Trademark- is approved for reimbursement by Medicare as a laboratory test and on a stand-alone basis. Government regulations may change at any time and Medicare reimbursement for the OsteoGram-Registered Trademark- test, as well as for other bone mineral density tests, may be withdrawn or reduced. Furthermore, other forms of testing for bone mineral density as an indicator of osteoporosis have been or may be approved for reimbursement, which may reduce the market share or profit margins for such services.

     The Company's OsteoGram-Registered Trademark- laboratory test and automated software have been approved by the FDA for use and sale. The
OsteoGram-Registered Trademark- software is subject to regulation as a medical device.

PATENTS AND PROPRIETARY RIGHTS

     The Company currently does not have any patents for the OsteoGram-Registered Trademark- and relies upon maintaining such information proprietary by keeping it as a trade secret. The Company's technology involves proprietary algorithms and software that have been developed and refined over a 10-year period. In November 1999, the Company filed for two patents covering certain aspects of its software design and a copyright. There is no assurance, however that either patent will be issued, that any issued patents will be broad enough to provide protection from competitors, or that any patents, if challenged, will be upheld by the courts. The OsteoGram-Registered Trademark-trademark is a registered trademark.

EMPLOYEES

     At September 30, 2000, the Company had 17 full-time and 2 part-time employees. None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages. The Company considers its relations with its employees to be good. The Company also retains consultants from time to time when necessary. Independent cardiologists are retained for ECG overreads on a per-diem basis, and management believes that such relationships are good.

RESEARCH AND DEVELOPMENT

     Research and development costs were $330,000 during fiscal year 2000 and $364,000 during fiscal year 1999. The decline was due primarily as a result of reduced consulting and contract research expenditures paid to outside parties.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's corporate office, computer center and warehouse facilities are located in 9,496 square feet in an office building located at 5777 West Century Blvd., Los Angeles, CA 90045. This facility is leased through August 2004 at a monthly rental of $9,577 per month during the first year with 3% annual increases in the ensuing lease years. The lease gives the Company the option to extend the term for an additional five years. This is a full service lease that includes utilities, maintenance and taxes on the property, janitorial and security service. The Company moved its computer center to the corporate office location during the fiscal year 2000.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to stockholders during the fourth quarter of the fiscal year ended September 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Common Stock is currently listed on the over-the-counter (OTC) bulletin board under the symbol "CMPD.OB". Prior to December 1, 1999, the Company's Common Stock was listed on NASDAQ. The following table sets forth the range of high and low bid prices for the Common Stock during the periods indicated. For the period after December 1, 1999, the prices set forth below represent inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions.

Year ended September 30, 1999:                 Common Stock
                                              --------------
Quarter Ended:                                High      Low
-------------                                 -----    -----
December 31, 1998                             $1.25    $ .34
March 31, 1999                                  .75      .38
June 30, 1999                                  4.03      .38
September 30, 1999                             2.06      .75


Year ended September 30, 1999:                 Common Stock
                                              --------------
Quarter Ended:                                High      Low
-------------                                 -----    -----
December 31, 1999                             $1.41    $ .13
March 31, 2000                                 1.50      .50
June 30, 2000                                  1.31      .63
September 30, 2000                              .88      .52

     As of September 30, 2000, there were approximately 855 record holders of Common Stock. Such amounts do not include Common Stock held in "nominee" or "street" name.

     The Company has not paid cash dividends on its Common Stock since its inception. At the present time, the Company intends to follow a policy of retaining any earnings in order to finance the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

     On December 1, 1999, NASDAQ notified the Company that it had not met the minimum bid price requirement for a sufficient duration and the Company's common stock was delisted from the SmallCap Market on that date, and has since been traded on the OTC Bulletin Board.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This analysis should be read in conjunction with the consolidated financial statements and notes thereto. See ITEM 7 "Financial Statements" and ITEM 13 "Exhibits and Reports on Form 8-K".

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2000 AS COMPARED TO 1999

     Total revenues for fiscal 2000 were $1,913,000 representing a decrease from 1999 of $412,000, or 18%. The ECG Services revenues increased from $1,385,000 in 1999 to $1,435,000 in 2000. However ECG product and supplies sales decreased by $458,000 resulting in an overall decrease in ECG revenue. This was primarily due to the large demand of institutions which favor leasing equipment over purchasing. Total OsteoGram-Registered Trademark- revenues remained at low levels and consisted of testing services from limited contract research.

     Cost of Services for fiscal 2000 were $888,000, or 62% of services revenues as compared to $958,000, or 69% of services revenues in fiscal 1999. The decrease is due to the automation of the overread process and the consolidation of facilities. Cost of goods sold for fiscal 2000 were $238,000, or 52% of product sales revenues, as compared to $471,000, or 51% of product sales revenues during the prior year. Selling costs increased from $320,000 in 1999 to $792,000 in 2000 due to increased advertising and promotion activities, including tradeshow attendance of ECG and the introduction of the OsteoGram-Registered Trademark-. The Company expects such trend of increased selling costs to continue with the launch of its new product.

     General and administrative expenses decreased during fiscal 2000 by $115,000, representing a 11% decrease, primarily as a result of a reduction in the number of employees, consulting fees and legal costs. Research and development costs decreased by $34,000 to $330,000 during fiscal 2000 primarily as a result of reduced consulting and contract research expenditures paid to outside parties.

     The net loss of $1,445,000 is primarily a result of research and development costs, selling expenses of $324,000 associated with the development and marketing of the OsteoGram-Registered Trademark- software, and to the general and administrative costs of the Company including those corporate costs relating to the requirements of a public company.

     Interest income and realized gain increased in 2000 due to increases in investment of marketable securities.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had approximately $1,683,000 in cash and marketable securities, as compared to a balance of $2,643,000 at September 30, 1999. The net decrease of $960,000 in cash and marketable securities during fiscal 2000 is primarily due to losses from operations, and the Company's decision to purchase EKG terminals rather than lease them. Purchases of property, plant and equipment increased to $712,000 in fiscal 2000 compared to $82,000 in fiscal 1999. The decrease in working capital has been offset by increases from proceeds of the exercise of stock options and warrants, which have contributed approximately $684,000 to working capital.

     Management anticipates that the Company's current working capital amounts will be sufficient to meet its anticipated financial needs for the next 12 months. This belief relies on the expectation that revenues for its OsteoGram-Registered Trademark- services will increase and that cash from stock options and warrants will continue to be realized at historical levels. If revenues from the OsteoGram-Registered Trademark- services or from stock options or warrants are not realized as projected, the Company may need to seek additional financing. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm the Company's business and operating results. If additional funds are raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities must have rights, preferences or privileges senior to the Company's common stock.

     The Company's primary capital resource commitments at September 30, 2000 consist of capital and operating lease commitments, primarily for computer equipment and for facilities.

     The Company intends to pursue additional research and/or sub-contractor agreements relating to its development projects. Additionally, the Company regularly seeks partners and acquisition candidates of businesses that are complementary to its own. Such investments would be subject to the Company obtaining financing through issuance of debt or other Company securities. No assurance can be given that any acquisition would not be dilutive to stockholders.


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein include but are not limited to (i) statements made in Item 1 under the caption "THE OSTEOGRAM-Registered Trademark-" relating to the expectation that the bone densitometer under development will determine bone density utilizing a low-dose x-ray source from a measurement of the fingers and the wrist and (ii) statements made in Item 6 under the caption "FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES" relating to management's projection that present working capital amounts will be sufficient for at least the next 12 months.

     The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and forward-looking statements are expressed in good faith, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

     In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, the impact of competition, dependence on key employees and the need to attract new management, the risks of patent claims or other third party liability, and the risks of launching a new product or service, such as the Company's OsteoGram-Registered Trademark- test, changes in health care regulation, including reimbursement programs, capital needs to fund any delays or extensions of research programs and the availability of capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 7.  FINANCIAL STATEMENTS

     The following financial statements are included as a separate section following the signature page to this Form 10-KSB:

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             PAGE
                                                                             ----
Report of Independent Auditors...............................................F-2

Consolidated Balance Sheet as of
 September 30, 2000 .........................................................F-3

Consolidated Statements of Operations for the years ended
 September 30, 2000 and 1999.................................................F-5

Consolidated Statements of Stockholders' Equity for the years ended September 30, 2000 and 1999...........................................F-6

Consolidated Statements of Cash Flows for the years
 ended September 30, 2000 and 1999...........................................F-7

Notes to Consolidated Financial Statements...................................F-8


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

     The following table sets forth certain information concerning the directors and executive officers of the Company as of September 30, 2000:

                                                                                    Year Became
Name                                     Position With Company                      Director          Age
----                                     ---------------------                      -----------       ---
Robert Goldberg                          Chairman of the Board & CFO                1994              67
Herbert S. Lightstone                    President, CEO & Director                  1997              67
John Minnick                             Director                                   1985              52
John Romm, M.D.                          Director                                   1997              70
Robert Stuckelman                        Director                                   1973              69
Stuart L. Silverman M.D.                 Director                                   1999              53
Phuong Dang                              Secretary and Principal Financial                            44
                                         Officer

     The terms of the Board of Directors will expire at the next annual meeting of stockholders. The Company's officers are elected by the Board of Directors and hold office at the will of the Board.

                 BACKGROUND EXPERIENCE OF DIRECTORS AND OFFICER

MR. GOLDBERG is a senior partner in the firm of Francis, Goldberg & Powers, a Certified Public Accounting Firm, and has been associated with such firm since January 1995. Prior thereto, he was a senior partner in the Los Angeles office of Bernstein, Fox, Goldberg & Licker, Certified Public Accountants. He is certified in both California and New York and has been a member of the New York State Bar. Mr. Goldberg attended Lehigh University, Brooklyn Law School and New York University School of Law and has lectured for the Practicing Law Institute and The American College of Life Underwriters. He is a member of the Estate Planning Council, Professional Planners Forum and various accounting societies.

MR. LIGHTSTONE has served as President and CEO of the Company since June 2000. Prior to assuming this role, he served as Vice President, Corporate Development, with ICN Pharmaceuticals (NYSE:ICN) where he also had been responsible for ICN's global public and investor relations activities. He rejoined ICN in 1994 and also served with ICN from 1968 until 1981. Prior to ICN, Mr. Lightstone served as a Director, and subsequently as Chairman & CEO of Immunetech Pharmaceuticals from 1983 through 1986. In 1981 and 1982 he served as President of Revlon Ophthalmic International. He has been a consultant to numerous emerging companies.

MR. MINNICK is President of Minnick Capital Management, an investment management firm that he founded in 1972. Mr. Minnick is a member of the Kansas and Federal Bar. He has served as a director on other corporate and non-profit boards and is a member of the Association for Investment Management and Research (AIMR). Mr. Minnick is a graduate of Washburn University (BA) and the Washburn University School of Law (JD).

DR. ROMM has practiced internal medicine and gastroenterology in private practice since 1962. He earned his MD at Wayne State College of Medicine and also holds a BS in biology. He is an associate professor of medicine at the University of California, Los Angeles and is an attending physician at Cedars-Sinai Medical Center.

MR. STUCKELMAN founded the Company in 1973 and served as its President until 1982. From 1982 through 1989, Mr. Stuckelman was a business consultant for small and medium size companies. In 1989, he rejoined the Company as President and Chief Executive Officer in which capacities he served until October 1994. Mr. Stuckelman has been a director of the Company since its incorporation. Since 1994, he has been President of Technical Management Consultants, which provides business consulting services to many companies. He is also on the Board of Directors of Medical Resources Management, Inc., a public company that rents laser surgery equipment to doctors and hospitals. He holds an MSEE from the University of Southern California and a BEE from Cornell University.

DR. SILVERMAN is the Medical Director of the Osteoporosis Medical Center in Beverly Hills, CA, a nationally recognized clinical research center for osteoporosis, and is also a Clinical Professor of Medicine at the UCLA School of Medicine. Dr. Silverman is a graduate of the Johns Hopkins University Medical School (1973) and earned his undergraduate degree from Princeton University
(1969) Cum Laude in biology. He is an internationally recognized authority on osteoporosis and related fields and has been principal investigator for six research grants in the field of osteoporosis and has authored numerous published articles in the field.

PHUONG DANG has been with the Company from 1990 to present as Accountant, Controller and Corporate Secretary.

     There is no family relationship among the directors or executive officers of the Company.

BOARD MEETINGS AND COMMITTEES

     The Board of Directors of the Company held a total of two meetings during the fiscal year ended September 30, 2000. No director attended fewer than 75% of the aggregate of all meetings of the Board of Directors.

     The Audit Committee is primarily responsible for approving the services performed by the Company's independent auditors and reviewing reports of the Company's internal and external auditors regarding the Company's accounting practices and systems of internal accounting controls. This Committee currently consists of Mr. Stuckelman and Mr. Goldberg. The Audit Committee met once during the fiscal year ended September 30, 2000.

     The Compensation Committee reviews and approves the Company's compensation policy and has assumed responsibility for administration of the Company's 1992 Stock Option Plan. This Committee currently consists of Mr. Minnick and Dr. Romm. The Compensation Committee met once during the fiscal year ended September 30, 2000

     The Executive Committee is comprised of Mr. Goldberg, Mr. Minnick and Mr. Lightstone. The Executive Committee meets periodically. Mr. Stuckelman was added to the Executive Committee during fiscal year 2000.

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

Based solely on its review of the copies of such forms received by it, or written representations that no Form 5 was required, the Company believes that, during the year ended September 30, 2000, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation for the fiscal year ended September 30, 2000 for the Company's chief executive officer and all executive officers whose compensation exceeded $100,000 for such fiscal year.

                                                         Annual Compensation        Long-Term
                                                         -------------------       Compensation
Name and Principal Position         Fiscal Year       Annual Salary      Bonus     Stock Options
---------------------------         -----------       -------------     -------    -------------
Herbert S. Lightstone(1)                2000             $47,308        $50,000        250,000
    President, CEO & Director


(1) Mr. Lighstone was appointed as President and CEO of the Company on June 1, 2000. Accordingly, the amounts shown in the table with respect to "Annual Compensation" for 2000 are for a period of less than a full year.


EMPLOYMENT AGREEMENTS
The Company entered into an employment agreement with Herbert S. Lightstone, CEO/President from May 31, 2000 through May 31, 2002. That agreement provides a base salary of $150,000 a year, a bonus up to $150,000 a year and options to purchase

225,000 shares of common stock each year.


EMPLOYEE STOCK OPTION PLANS

The Company established its 1992 Stock Option Plan (the "1992 Plan") to enable the Company to recruit and retain selected officers and other employees by providing equity participation in the Company to such individuals. Under the 1992 Plan, regular salaried employees, including directors who are full time employees, may be granted options exercisable at not less than 100% of the fair market value of the Common Stock on the date of grant. The exercise price of any option granted to an optionee who owns stock possessing more than 10% of the voting power of all classes of stock of the Company must be 110% of the fair market value of the Common Stock on the date of grant and the duration of the options granted may not exceed five years. Options generally become exercisable at a rate of 33% of the shares subject to an option one year after its grant. The remaining shares generally become exercisable over an additional 24 months. The duration of options may not exceed ten years. Options under the Plan are nonassignable, except in the case of death and may be exercised only while the optionee is employed by the Company or, in certain cases, within three months after termination of employment or twelve months after death or disability. The purchase price and number of shares of Common Stock that may be purchased upon exercise of options are subject to adjustment in certain cases, including stock splits, recapitalizations and reorganizations.

Under the 1992 Plan, the Company may grant qualified or non-qualified options for the purchase of up to 2,400,000 shares of Common Stock. During fiscal year 2000, the Board of Directors granted 1,114,500 options to employees, officers and directors under the Plan. At September 30, 2000, there were 1,990,618 shares reserved for exercise of options granted, of which 829,323 were exercisable and 409,382 were available for grant under such Plan. The weighted average exercise price of options outstanding under the Plan is $.72 per share.

Both the amount of options granted and to whom they are granted are determined by the Board of Directors with the recommendation of the Compensation Committee, at their discretion. There are no specific criteria, performance formulas or measures applicable to the determination of the amount of options to be granted and to whom such options are to be granted.

The foregoing description of the 1992 Plan is qualified in all respects by the actual provisions of the 1992 Plan which is filed as an exhibit to the Company's registration statement on Form S-1 effective May 7, 1992.

                             NON PLAN STOCK OPTIONS

Between February 1992 and July 1999, a total of 1,581,513 stock options were granted to directors, officers and consultants outside the 1992 Plan. As of September 30, 2000, 468,240 of these non-qualified stock options were exercised, 579,590 were canceled and 533,683 were still outstanding. The average exercise price of these non-plan stock options outstanding is $.92 per share. These options were granted at exercise prices equal to the fair market value of the Common Stock on the respective dates of grant (or re-pricing), and they expire between 1999 and 2001.


STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                   Individual Grants
                                  --------------------------------------------------
                                    Number of Securities         % of Total Options
                                  (shares of Common Stock)           Granted to          Exercise
                                     Underlying Options          Employees/Directors       Price         Expiration
      Name                              Granted (1)                in Fiscal Year        ($/share)          Date
      ----                        ------------------------       -------------------     ---------       ----------
      H. Lightstone                        250,000                       22%               $ .74            2010

     (1) 100,000 options are vested over a three-year period and 150,000 options are vested immediately.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION VALUES

The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended September 30, 2000 and the fiscal year-end value of unexercised options for the Company's named executive officers.

                                                            Number of Securities
                                                          (Shares of Common Stock)              Value of Unexercised
                         Shares                            Underlying Unexercised              In-the-money Options at
                        Acquired          Value          Options at Fiscal Year End              Fiscal Year End (1)
  Name                 On Exercise       Realized         Exercisable/Unexercisabe            Exercisable/Unexercisable
  ----                 -----------       --------        --------------------------           -------------------------
  H. Lightstone             -               -                255,000 / 140,000                        $0 / $0

     (1) Based upon the closing market price of the Company's Common Stock as reported on the over-the-counter bulletin board on September 30, 2000 minus the respective option exercise prices.



SAVINGS AND RETIREMENT PLANS

In July 1987, the Company instituted a Savings and Retirement Plan (the "S&R Plan"). Under the S&R Plan, every full-time salaried employee who is 18 years of age or older may contribute up to 15% of his or her annual salary to the S&R Plan. The Company will make a matching contribution of $.25 for every $1.00 of the employee's contribution for an employee contribution of up to but not exceeding 6% of the employee's annual salary. Company contributions are 100% vested after 60 months of contributions to the S&R Plan. Benefits are payable under the S&R Plan upon termination of a participant's employment with the Company or at retirement. The S&R Plan meets the requirements of Section 401(k) of the Internal Revenue Code. Internal Revenue Service regulations limit the percentage of tax-deferred contributions that can be made by higher-compensated participants. There are restrictions upon withdrawal of tax deferred contributions, but participants are permitted to borrow against the value of their tax deferred accounts.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


     (a) MANAGEMENT

     The following table sets forth information concerning beneficial ownership of the Company's Common Stock as of September 30, 2000 by: (a) each director of the Company; and (b) all executive officers named in the Executive Compensation Table in item 10 and directors of the Company as a group.

                                                                    Amount and Nature
        Name and Address*                                           -----------------
       of Beneficial Owner                    Beneficial Ownership (1)               Percent of Class
       -------------------                    ------------------------               ----------------
     Robert Stuckelman                              280,797 (2)                             2%

     John Minnick                                   254,423 (3)                             1%

     Robert Goldberg                                348,099 (4)                             2%

     Herbert S. Lightstone                          255,000 (5)                             1%

     John Romm, M.D.                                 45,000 (6)                            **

     Stuart Silverman                                62,500 (7)                            **

     All officers and
     Directors as a group (6 persons)             1,245,819 (8)                             6%
                                                  =============                            ==

Each person named in the table has (or could have upon exercise of an option vested or vesting within 60 days after September 30, 2000) sole voting and investment power (or such power together with any spouse of such person, if they are joint tenants), with respect to securities beneficially owned by such person as set forth opposite such person's name:

   (1) Includes options exercisable as of or within September 30, 2000.
   (2) Includes 126,282 shares subject to non-qualified and qualified stock options.
   (3) Includes 185,138 shares subject to non-qualified stock options.
   (4) Includes 322,500 shares subject to non-qualified stock options.
   (5) Includes 255,000 shares subject to non-qualified stock options.
   (6) Includes 45,000 shares subject to non-qualified stock options.
   (7) Includes 62,000 shares subject to non-qualified stock options.
   (8) See notes (2) through (7)
   (*) c/o CompuMed, Inc, 5777 West Century Blvd, Suite 1285, Los Angeles, CA
       90045 (**) Less than 1%.

(b) FIVE PERCENT STOCKHOLDERS

  None, to the Company's knowledge.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has retained the services of an investment advisor, Minnick Capital Management, controlled by John Minnick a member of its Board of Directors, to provide advice on its investment portfolio. The Company incurred fees of $17,000 and $0 for these services during the fiscal years ended September 30, 2000 and 1999. The Company also incurred $67,000 of expenses provided by two other members of the Board of Directors for accounting and clinical research services. The Company believes that the costs of such services are at comparable market rates for the services involved.

                                     PART IV

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

10.24 Commercial Office Lease dated August 16, 1999 between the Company and L.A.T. Investment Corporation, a California corporation [Incorporated by reference to Exhibit 10.24 to the Company's 1999 Form 10-KSB].

EXHIBIT
NUMBER   DESCRIPTION OF EXHIBIT
-------  ----------------------

10.25 Final Judgment and Order of Dismissal, CompuMed, Inc. Securities Litigation dated October 20, 1997 [Incorporated by reference to
      Exhibit 10.25 of the Company's Form 10-KSB at September 30, 1999].

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

                  COMPUMED, INC.
                  ----------------------------
                  Registrant

                  By: /s/ PHUONG DANG
                      ------------------------
                      Phuong Dang, Secretary and Principal Financial Officer

                  Date: December 27, 2000
                       ----------------------------

     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                      Title                                   Date

/s/ HERBERT S. LIGHTSTONE                President, CEO & Director               December 27, 2000
--------------------------------
    Herbert S. Lightstone


/s/ ROBERT B. GOLDBERG                   Chairman of the Board                   December 27, 2000
--------------------------------         and CFO
    Robert B. Goldberg


/s/ JOHN D. MINNICK                      Director                                December 27, 2000
--------------------------------
    John D. Minnick


/s/ ROBERT STUCKELMAN                    Director                                December 27, 2000
--------------------------------
    Robert Stuckelman


/s/ JOHN ROMM                            Director                                December 27, 2000
--------------------------------
    John Romm


/s/ STUART SILVERMAN                     Director                                December 27, 2000
--------------------------------
    Stuart Silverman


                                 COMPUMED, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Auditors..............................................F-2

Consolidated Balance Sheet as of
 September 30, 2000.........................................................F-3

Consolidated Statements of Operations for the years ended
 September 30, 2000 and 1999................................................F-5

Consolidated Statements of Stockholders' Equity for
 the years ended September 30, 2000 and 1999................................F-6

Consolidated Statements of Cash Flows for the years
 ended September 30, 2000 and 1999..........................................F-7

Notes to Consolidated Financial Statements..................................F-8

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
CompuMed, Inc.

We have audited the accompanying consolidated balance sheet of CompuMed, Inc. as of September 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompuMed, Inc. at September 30, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.



                                             /s/ ERNST & YOUNG LLP



Los Angeles, California
December 5, 2000

COMPUMED, INC.
CONSOLIDATED BALANCE SHEET

                                                   September 30,
                                                       2000
                                                   -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $   129,000
  Marketable securities                              1,554,000
  Accounts receivable, less allowance of $49,000       275,000
  Inventory                                            180,000
  Prepaid expenses and other current assets             11,000
                                                   -----------

                    TOTAL CURRENT ASSETS             2,149,000


PROPERTY AND EQUIPMENT

  Machinery and equipment                              814,000
  Furniture, fixtures and leasehold
    improvements                                       100,000
  Equipment under capital leases                       953,000
                                                   -----------
                                                     1,867,000
 Accumulated depreciation and amortization            (924,000)
                                                   -----------
                                                       943,000


OTHER ASSETS

  Other assets                                          44,000
                                                   -----------

TOTAL ASSETS                                       $ 3,136,000
                                                   ===========


See notes to consolidated financial statements

COMPUMED, INC.
CONSOLIDATED BALANCE SHEET

                                                                  September 30,
                                                                      2000
                                                                  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                              $     441,000
    Accrued liabilities                                                 180,000
    Unearned revenue                                                     76,000
    Current portion of capital lease obligations                        127,000
                                                                  -------------

             TOTAL CURRENT LIABILITIES                                  824,000

Capital lease obligations, less current portion                          63,000

Commitments and contingencies

STOCKHOLDERS' EQUITY

   Preferred Stock- Class A $3.50 cumulative convertible voting
   - issued and outstanding -8,400 shares                                 1,000

    Preferred Stock- Class B $3.50 convertible voting
   - issued and outstanding - 300 shares                                   --

    Common stock, $.01 par value--authorized
    50,000,000 shares, issued and
    outstanding- 17,869,362                                             179,000

 Additional paid in capital                                          32,234,000

 Accumulated deficit                                                (30,212,000)

 Accumulated other comprehensive income                                  97,000

Deferred stock compensation                                             (50,000)
                                                                  -------------

 STOCKHOLDERS' EQUITY                                                 2,249,000
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   3,136,000
                                                                  =============


See notes to consolidated financial statements

COMPUMED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Year Ended September 30,
                                               2000            1999
                                           ------------    ------------
REVENUES
  ECG services                             $  1,435,000    $  1,385,000
  ECG product and supplies sales                465,000         923,000
  OsteoGram services and royalty income          13,000          17,000
                                           ------------    ------------
                                              1,913,000       2,325,000

COST AND EXPENSES
  Cost of ECG services                          888,000         958,000
  Cost of goods sold                            238,000         471,000
  Selling expenses                              792,000         320,000
  Research and development                      330,000         364,000
  General and administrative expenses           969,000       1,084,000
  Depreciation and amortization                 288,000         199,000
                                           ------------    ------------
                                              3,505,000       3,396,000

OPERATING LOSS                               (1,592,000)     (1,071,000)

  Interest income and dividends                 184,000          90,000
  Realized gain on marketable securities          7,000             -0-
  Interest expense                              (44,000)        (60,000)
                                           ------------    ------------

NET LOSS                                   $ (1,445,000)   $ (1,041,000)
                                           ============    ============

NET LOSS PER SHARE- Basic and Diluted      $       (.08)   $       (.07)
                                           ------------    ------------

Weighted average number of common
shares outstanding                           17,295,226      14,328,343
                                           ============    ============


See notes to consolidated financial statements

COMPUMED, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              Accum.
                                                                  Additional                  Other
                                         Preferred      Common    Paid In      Accumulated    Compreh  Deferred Stock
                                           Stock        Stock     Capital       (Deficit)     Income    Compensation       Total
                                         ---------   -----------  -----------  ------------   -------  ---------------  -----------
Balances at September 30, 1998:          $ 947,000   $   125,000  $29,539,000  $(27,726,000)  $  --     $    --         $ 2,885,000

Conversion of 11,650 shares of Class C
Preferred Stock to 2,325,344 shares of    (946,000)       23,000      923,000        --          --          --               --
Common Stock

Registration costs                            --           --          (2,000)       --          --          --              (2,000)

Proceeds from issuance of 1,330,110
shares of Common Stock upon exercise of       --          14,000      644,000        --          --          --             658,000
Class C Preferred Stock warrants

Proceeds from issuance of 200,000 shares
of Common Stock upon conversion of            --           2,000      218,000        --          --          --             220,000
Underwriter warrants

Proceeds from issuance of 217,930 shares
of Common Stock upon exercise of stock        --           2,000      184,000        --          --          --             186,000
options

Dividends paid on Class A  Preferred          --             --        (2,000)       --          --          --              (2,000)
Stock

Net Loss                                      --             --            --    (1,041,000)     --          --          (1,041,000)
                                         ---------   -----------  -----------  ------------   -------  ---------------  -----------
Balances at September 30, 1999:          $   1,000   $   166,000  $31,504,000  $(28,767,000)     --          --         $ 2,904,000

Unrealized gain on marketable securities      --            --          --           --        97,000        --              97,000

Proceeds from issuance of 1,083,450
shares of Common Stock upon exercise of       --          11,000      551,000        --          --          --             562,000
Class C Preferred Stock warrants

Proceeds from issuance of 172,426 shares
of Common Stock upon exercise of stock        --           2,000      120,000        --          --          --             122,000
options

Stock options issued for services             --            --         59,000        --          --        (59,000)           --

Amortization of deferred compensation         --            --           --          --          --          9,000            9,000

Net Loss                                      --            --           --      (1,445,000)     --          --          (1,445,000)
                                         ---------   -----------  -----------  ------------   -------  ---------------  -----------

Balances at September 30, 2000:          $   1,000   $   179,000  $32,234,000  $(30,212,000)   97,000      (50,000)      $2,249,000
                                         =========   ===========  =========== =============   =======  ===============  ===========


Comprehensive loss for the year ended September 30, 2000 and 1999 is ($1,348,000) and ($1,041,000), respectively.

See notes to consolidated financial statements.

COMPUMED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended September 30,
                                                                     2000          1999
                                                                 -----------    -----------
OPERATING ACTIVITIES:
Net loss                                                         $(1,445,000)   $(1,041,000)
Net adjustments to reconcile net loss to net cash
used in operating activities:
    Realized gain on marketable securities                            (7,000)           -0-
    Amortization of deferred compensation                              9,000            -0-
    Depreciation and amortization                                    288,000        199,000
Changes in operating assets and liabilities:
    Accounts receivable                                              222,000       (283,000)
    Inventory and prepaid expenses                                  (116,000)       (11,000)
    Accounts payable, accrued liabilities and unearned revenue       211,000        164,000
    Other assets                                                     (11,000)       (11,000)
                                                                 -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                               (849,000)      (983,000)
                                                                 -----------    -----------

INVESTING ACTIVITIES:
    Investments in marketable securities                          (2,392,000)       (45,000)
    Proceeds from sale of marketable securities                      992,000            -0-
    Purchases of property, plant and equipment                      (712,000)       (82,000)
                                                                 -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                             (2,112,000)      (127,000)
                                                                 -----------    -----------

FINANCING ACTIVITIES:
    Dividends on Class A Preferred Stock                                 -0-         (2,000)
    Principal payments on capital lease obligations                 (192,000)      (186,000)
    Proceeds from the exercise of stock options and warrants         684,000      1,063,000
                                                                 -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            492,000        875,000
                                                                 -----------    -----------

DECREASE IN CASH AND CASH EQUIVALENTS                             (2,469,000)      (235,000)

Cash and cash equivalents at beginning of year                     2,598,000      2,833,000
                                                                 -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $   129,000    $ 2,598,000
                                                                 ===========    ===========

SUPPLEMENTAL NON-CASH INFORMATION:
During fiscal year 1999, computer and office equipment were acquired under capital lease obligations for $326,000.

Cash paid for interest                                           $    44,000    $    60,000
                                                                 ===========    ===========

See notes to consolidated financial statements

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A-BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of CompuMed, Inc. and its wholly-owned subsidiary (together referred to as the Company). All material intercompany transactions and accounts have been eliminated.

DESCRIPTION OF BUSINESS: CompuMed, Inc. is a medical diagnostic product and services company focusing on the diagnosis, monitoring and management of several costly, high incidence diseases, particularly cardiovascular disease and osteoporosis. The Company's primary business is the development and marketing of its osteoporosis testing technology and the computer interpretation of electrocardiograms ("ECG's"). The Company applies advanced computing, medical imaging, telecommunications and networking technologies to provide medical professionals and patients with affordable, point-of-care solutions for disease risk assessment and decision support.

CASH EQUIVALENTS: The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased, and investments in money market accounts to be cash equivalents. Cash and cash equivalents consist of cash on hand, cash in money market funds and demand deposit accounts.

MARKETABLE SECURITIES: Marketable securities consist of investments in equity and corporate bonds of publicly traded domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2000. All marketable securities are classified as available for sale at September 30, 2000 and for the two years then ended. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Unrealized gains and losses were insignificant in the year ended September 30, 1999. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. The Company's investments in corporate bonds mature between 2001 and 2005. At September 30, 2000, the Company's investments in marketable securities are as follows:

                  Investment Types                   Amount
                  ----------------                 ----------
                  Corporate Bonds                  $  766,000
                  Convertible Preferred Stock         170,000
                  Common Stock                        618,000
                                                   ----------
                  Total                            $1,554,000
                                                   ==========

INVENTORY: Inventory consists of ECG terminals, component parts and ECG medical supplies. Inventory, primarily finished goods, is stated at the lower of cost (weighted average or first-in first-out method) or market.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over 3 to 5 years.

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A-BASIS OF PRESENTATION SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (CONTINUED)

REVENUE RECOGNITION: Standard ECG services and supplies are recorded as revenue when billed to the customer in conjunction with services performed. Product sales are recorded upon shipment of product and passage of title to the customer.

ADVERTISING COSTS: The Company expenses advertising costs when incurred. The amounts charged to expense during the years ended September 30, 2000 and 1999 were $52,000 and $17,000 respectively.

INCOME TAXES: The Company utilizes the liability method to determine the provision for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

PER SHARE DATA: The Company reports its earnings (loss) per share in according with the Statement of Financial Accounting Standards No.128, "Accounting for Earnings Per Share" ("FAS 128"). Basic loss per share is calculated using the net loss, less preferred stock dividends ($3,000 in 2000 and $2,000 in 1999) divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

FINANCIAL INSTRUMENTS: The carrying value of short-term financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair value based on short-term maturities of these instruments.

LONG-LIVED ASSETS: Long-lived assets used in operations are reviewed periodically to determine whether the carrying values are not impaired and, if indications of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded. Any impairment is charged to expense in the period in which the impairment is determined. The Company has not recorded impairment charges during the years ended September 30, 2000 and 1999.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK BASED COMPENSATION: The Company accounts for employee and director's stock option grants using the intrinsic method. Generally, the exercise price of the Company's employee stock options equal or exceeds the market price of the underlying stock on the date of grant and no compensation expense is recognized. If the option price is less than market value, the Company records compensation expense over the vesting period of the option.

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A-BASIS OF PRESENTATION SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES (CONTINUED)

The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method and records expense based on the values determined.

CONCENTRATION OF CREDIT RISK: The Company sells its products throughout the United States. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the years ended September 30, 2000 and 1999, no single customer accounted for more than 10% of the Company's net revenues.

FINANCIAL STATEMENT PRESENTATION: Certain balances from the September 30, 1999 financial statements have been reclassified to conform to the September 30, 2000 presentation.

NOTE B-INCOME TAXES

At September 30, 2000, the Company has available for federal income tax purposes, net operating loss carryforwards of approximately $9.2 million which expire between 2001 and 2020. The utilization of the above net operating loss carryforwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization.

Significant components of the Company's deferred tax liabilities and assets as of September 30, 2000 and 1999 are as follows:

                                            2000           1999
                                        -----------    -----------
Deferred tax liabilities:
     Depreciation and amortization      $   (40,000)   $    (2,000)

Deferred tax assets:
     Account receivable allowance            22,000         14,000
     Accrued expenses                        16,000         17,000
     Tax credits                              9,000          9,000
     Net operating loss carryforwards     7,238,000      6,648,000
                                        -----------    -----------
       Total deferred tax assets          7,285,000      6,688,000

     Valuation allowance for
       deferred tax assets               (7,245,000)    (6,686,000)
                                        -----------    -----------

       Net deferred tax assets               40,000          2,000
                                        -----------    -----------
           Total                        $         0    $         0
                                        ===========    ===========

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE C-STOCKHOLDERS' EQUITY

COMMON STOCK: On August 13, 1992, the Company issued 8,000,000 units, each unit consisting of one share of Common Stock and one warrant to purchase one-tenth of one share of Common Stock. This offering was sold at $.25 per unit for net proceeds of $1,505,000. On September 17, 1992, the 8,000,000 shares of Common Stock became separately tradable. The 8,000,000 warrants were originally exercisable to purchase 800,000 shares of Common Stock until August 2, 1997. This entitles a holder of 10 warrants to purchase one share of the Company's Common Stock at $3.75 per share. The outstanding warrants were callable by the Company at any time after August 3, 1994, at a price of $.05 per warrant. A total of 1,528,300 of the warrants were exercised as of September 30, 1997. The expiration date of the warrants was extended until August 2, 2000 at which time all such remaining warrants expired.

CLASS A $3.50 CUMULATIVE CONVERTIBLE VOTING PREFERRED STOCK: The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors of the Company, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. Every two shares of the Class A Preferred Stock are presently convertible, subject to adjustment, into one share of Common Stock. In the event of any liquidation, the holders of the Class A Preferred Stock are entitled to receive $2.00 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class A Preferred Stock. The Class A Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class A Preferred Stock stockholders have the right to convert their shares into Common Stock during such 30-day period.

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

CLASS B $3.50 CONVERTIBLE VOTING PREFERRED STOCK: In August 1994, the Company issued 52,333 shares of Class B $3.50 Convertible Preferred Stock ("Class B Preferred Stock") in connection with the acquisition of certain property. The holders of Class B Preferred Stock are entitled to receive dividends only, when and as declared by the Board of Directors of the Company. Each share of Class B Preferred Stock is convertible, subject to adjustment, into ten shares of Common Stock. In the event of any liquidation, the holders of the Class B Preferred Stock are entitled to receive $3.50 in cash per share plus accumulated and unpaid dividends out of assets available for

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C-STOCKHOLDERS' EQUITY (CONTINUED)


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

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - STOCK OPTIONS AND WARRANTS

STOCK OPTIONS: The Company's Stock Option Plan provides for the granting of options to key employees, officers and certain individuals to purchase shares of the Company's Common Stock. Options intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options may be granted under the Stock Option Plan. Incentive stock options granted under the Stock Option Plan shall be exercisable for a period of not more than ten years from the date of grant. The purchase price per share of Common Stock issuable under the Stock Option Plan will not be less than the fair market value of such shares on the date the option is granted. In addition to options issued pursuant to the Plan, the Company has granted non-qualified stock options to certain members of the Board of Directors, management and consultants of the Company. Such options have been granted at the market prices at the date of grant and are for a term of five or ten years. During 2000, the Company issued options to purchase 149,843 shares of common stock in exchange for services provided over a period of one to two years. These options were valued by the Company, using the fair value method, at $59,000 of which $9,000 was expensed in fiscal year 2000.

In accordance with FAS 123, pro forma information regarding net loss and loss per share has not been presented because the effect of the employee stock option grants is immaterial in 2000 and 1999.

A summary of the Company's stock option activity, and related information for the years ended September 30 follows:

                                                   2000                        1999
                                         ---------------------------------------------------
                                                         Weighted-                  Weighted-
                                                         Average                    Average
                                                         Exercise                   Exercise
                                           Shares        Price         Shares       Price
                                          ---------      --------    ----------     --------
Options outstanding, beginning of year    1,440,315        .84        1,289,425       1.32
Options exercised                          (172,426)       .68         (217,930)       .86
Options granted                           1,263,843        .68        1,090,325        .67
Options forfeited/canceled                  (56,636)       .66         (721,505)      1.44
                                          ---------                  ----------

Options outstanding, end of year          2,475,096        .84        1,440,315        .84
                                          =========                  ==========

Exercisable at end of year                1,288,801        .87          896,568        .94
                                          =========                  ==========

The weighted average remaining contract life of the stock options was 7.3 years as of September 30, 2000. The exercise prices for options outstanding at September 30, 2000 ranged from $.63 to $4.25.

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

WARRANTS: At September 30, 2000, the Company had the following warrants outstanding for the purchase of its common stock:


                                       Expiration              Number of       Exercise
      Description                         Date              Shares Issuable     Price
      -----------                    --------------         ---------------    --------
SASCO                                September 2001             147,000         $2.50
Class action settlement                January 2003           1,870,000         $3.00
Class action insurance carrier         January 2003              50,000         $3.00
                                                              ---------
    Total warrants outstanding                                2,067,000
                                                              =========

In connection with the conversion of the Class C preferred stock, warrants were issued for the purchase of 5,619,525 shares of Common Stock at an average price of $0.62 per share. During fiscal year ended September 30, 2000, 1,083,450 shares of common stock were issued from the exercise of such warrants.

On December 24, 1997, the Company issued warrants (the "1995 Warrants") exercisable for the purchase of 200,000 shares of its Common Stock at an exercise price of $1.10 per share, until December 1, 1999, related to certain placements effected by the Company in 1995 and 1996. During fiscal 1999, all of such warrants were converted into Common Stock.

NOTE E - COMMITMENTS

The Company has capital leases for computer and office equipment that expire through 2004 and has a noncancelable operating lease for a facility expiring in August 2004 (with an option to extend the term of this lease for an additional five years) which is included in the operating lease amounts below. The following is a summary as of September 30, 2000 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

COMPUMED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - COMMITMENTS (CONTINUED)

                                                Capital         Operating
                                                Leases           Leases
                                               --------         ---------
Year ending September 30
2001                                            146,000           114,000
2002                                             51,000           117,000
2003                                              9,000           121,000
2004                                              8,000           102,000
2005                                                -0-               -0-
                                               --------         ---------

Total minimum lease payments                   $214,000         $ 454,000
                                                                =========

Less amount representing interest                24,000
                                               --------
Net minimum lease payments                     $190,000
Less current portion                            127,000
                                               --------

Present value of net minimum
  payments, less current portion              $  63,000
                                              =========

Included in accumulated depreciation and amortization at September 30, 2000 is $721,000 related to assets leased under capital leases. Rental expense under operating leases was $156,000 (2000) and $238,000 (1999).

The Company entered into an employment agreement with Herbert S. Lightstone, CEO/President from May 31, 2000 through May 31, 2002. That agreement provides a base salary of $150,000 a year, a bonus up to $150,000 a year and options to purchase 225,000 shares of common stock each year.

NOTE F - SAVINGS AND RETIREMENT PLANS

The Company has a Savings and Retirement Plan (the "Plan") under which every full-time salaried employee who is 18 years of age or older may contribute up to 15 percent of his or her eligible annual salary to the Company's Plan. For an employee contribution of up to but not exceeding 6 percent of the employee's annual salary the Company will make a matching contribution of $.25 for every $1.00 of the employee's contribution. The Company's contributions are 100% vested after 60 months of contributions to the Plan. Benefits are payable under the Plan upon termination of a participant's employment with the Company or at retirement. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company's matching contribution, which was charged to expense, were $12,000 and $6,000 in fiscal 2000 and 1999, respectively.

NOTE H - RELATED PARTY TRANSACTIONS

The Company has retained the services of an investment advisor, who is also a member of its Board of Directors, to provide advice on its investment portfolio. During fiscal years ended September 30, 2000 and 1999, the Company incurred, for these services, $17,000 and $ 0 respectively. During 2000, the Company also incurred $67,000 of expenses from other members of the Board of Directors for services pertaining to its operations.