Form 10QSB
period 2000-12-31
COMPUMED INC
filed 2001-02-14
CIK 700998

                       SECURITIES AND EXCHANGE COMMISSION
                                  UNITED STATES
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       or

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission File Number: 0-14210

                                 COMPUMED, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                     95-2860434
- ----------------------------------        --------------------------------------
State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

            5777 W. Century Blvd., Suite 1285, Los Angeles, CA 90045
- --------------------------------------------------------------------------------
                    (Address of Principal Executive Officers)

                                 (310) 258-5000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days.Yes X No

     The registrant had 17,869,362 shares of common stock, ($.01 par value) issued and outstanding as of December 31, 2000.

                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES


PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (unaudited)

                Consolidated balance sheets - December 31, 2000 (unaudited) and September 30, 2000.

                Consolidated statements of operations - three months ended December 31, 2000 and 1999 (unaudited).

                Consolidated statements of cash flows - Three months ended December 31, 2000 and 1999 (unaudited).

                Notes to condensed consolidated financial statements
                (unaudited).

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II. OTHER INFORMATION

        Item 1  Legal Proceedings

        Item 2  Changes in Securities and Use of Proceeds

        Item 3  Defaults upon senior securities

        Item 4  Submission of matters to a Vote Security Holders

        Item 5  Other information

        Item 6  Exhibits and Reports on Form 8K


SIGNATURES

                                     PART I

                              FINANCIAL INFORMATION


CONSOLIDATED BALANCE SHEETS
COMPUMED, INC.

                                                     December 31,    September 30,
                                                         2000            2000
                                                     ------------    ------------
                                                      (Unaudited)     (Audited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                           $    290,000    $    129,000
 Marketable securities                                    808,000       1,554,000
 Accounts receivable, less allowance of $23,000
  (December 2000) and $49,000 (September 2000)            229,000         275,000
 Inventories                                              158,000         180,000
 Prepaid expenses and other current assets                 19,000          11,000
                                                     ------------    ------------

         TOTAL CURRENT ASSETS                           1,504,000       2,149,000

PROPERTY AND EQUIPMENT
 Machinery and equipment                                  820,000         814,000
 Furniture, fixtures and leasehold improvements           100,000         100,000
 Equipment under capital leases                           953,000         953,000
                                                     ------------    ------------
                                                        1,873,000       1,867,000

Less allowance for depreciation and amortization       (1,007,000)       (924,000)
                                                     ------------    ------------
                                                          866,000         943,000

Other Assets                                               25,000          44,000

                                                     $  2,395,000    $  3,136,000
                                                     ============    ============


See notes to condensed consolidated financial statements

CONSOLIDATED BALANCED SHEETS
COMPUMED, INC.

                                                                               December 31,      September 30,
                                                                                   2000              2000
                                                                              --------------    --------------
                                                                               (Unaudited)         (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                             $      263,000    $      441,000
 Accrued liabilities                                                                 131,000           180,000
 Unearned revenue                                                                     60,000            76,000
 Current portion of capital lease obligations                                        113,000           127,000
                                                                              --------------    --------------

         TOTAL CURRENT LIABILITIES                                                   567,000           824,000

Capital Lease Obligations, less current portion                                       43,000            63,000

Commitments and contingencies

STOCKHOLDERS' EQUITY
 Preferred Stock- Class A $3.50 cumulative convertible voting
 - issued and outstanding - 8,400 shares                                               1,000             1,000

 Preferred Stock- Class B $3.50 convertible voting
 - issued and outstanding -300 shares                                                     --                --

 Common Stock, $.01 par value--authorized 50,000,000 shares, issued and outstanding-- 17,869,362 shares (December 2000) and
 (September 2000)                                                                    179,000           179,000


Additional paid in capital                                                        32,234,000        32,234,000

Accumulated deficit                                                              (30,591,000)      (30,212,000)

Accumulated other comprehensive income                                                 1,000            97,000

Deferred stock compensation                                                          (39,000)          (50,000)
                                                                              --------------    --------------

         STOCKHOLDERS' EQUITY                                                      1,785,000         2,249,000
                                                                              --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $    2,395,000    $    3,136,000
                                                                              ==============    ==============


See notes to condensed consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
COMPUMED, INC.


                                                       Three Months Ended
                                                         December 31,
                                               --------------------------------
                                                     2000             1999
                                               --------------    --------------
REVENUES FROM OPERATIONS
 ECG services                                   $      397,000    $      351,000
 ECG product and supplies sales                         56,000           115,000
 OsteoGram services and royalties                        8,000            13,000
                                                --------------    --------------
                                                       461,000           479,000
COSTS AND EXPENSES
 Costs of ECG services                                 170,000           221,000
 Cost of goods sold                                     36,000            54,000
 Selling expenses                                      230,000            81,000
 Research and development                               69,000            57,000
 General and administrative expenses                   283,000           248,000
 Depreciation                                           83,000            61,000
                                                --------------    --------------
LOSS FROM OPERATIONS                                  (410,000)         (243,000)

  Interest income and dividends                         37,000            29,000
  Realized gain on marketable securities                 1,000
                                                --------------    --------------
  Interest expense                                      (7,000)          (15,000)
                                                --------------    --------------
NET LOSS                                        $     (379,000)   $     (229,000)
                                                ==============    ==============
NET LOSS PER SHARE
   (Basic and diluted)                          $         (.02)   $         (.01)
                                                ==============    ==============
Weighted average number of
 common shares outstanding                          17,869,362        16,708,292
                                                ==============    ==============


See notes to interim unaudited financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
COMPUMED, INC.

                                                                 Three Months Ended
                                                           December 31,     December 31,
                                                              2000             1999
                                                          ------------    ------------
OPERATING ACTIVITIES:
 Net loss                                                 $   (379,000)   $   (229,000)
 Adjustment to reconcile net loss to net
  cash used in operating activities:
      Realized gain on marketable securities                    (1,000)             --
      Amortization of deferred compensation                     11,000              --
      Depreciation and amortization                             83,000          61,000
  Changes in operating assets and liabilities:
      Accounts receivable                                       46,000         214,000
      Inventories, prepaid expenses and other assets            14,000         (27,000)
      Accounts payable and other liabilities                  (243,000)        (53,000)
      Other assets                                              19,000         (22,000)
                                                          ------------    ------------
NET CASH USED IN OPERATING ACTIVITIES                         (450,000)        (56,000)

INVESTING ACTIVITIES:
 Purchases of marketable securities                                 --        (913,000)
 Sales of marketable securities                                650,000              --
 Purchases of property, plant and equipment                     (6,000)        (82,000)
                                                          ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                               644,000        (995,000)

FINANCING ACTIVITIES:
 Proceeds from the sale of Class C 7% convertible
   preferred stock, net of offering costs                           --              --
 Dividends on Class A preferred stock                               --              --
 Principal payments on capital lease obligations               (33,000)        (59,000)
 Exercise of stock options and warrants                             --          85,000
                                                          ------------    ------------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                           (33,000)        (26,000
                                                          ------------    ------------
                                                               161,000      (1,025,000)
INCREASE  IN CASH
Cash at beginning period                                       129,000       2,598,000
                                                          ------------    ------------

CASH AT END OF PERIOD                                     $    290,000    $  1,573,000
                                                          ============    ============

Cash paid for interest                                    $      7,000    $     15,000
                                                          ============    ============


See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

COMPUMED, INC.

NOTE A--BASIS OF PREPARATION

The balance sheet at September 30, 2000 has been derived from the Company's year end audited financial statements.

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the consolidated financial statements for the year ended September 30, 2000 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

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

NOTE C--COMMITMENTS AND CONTENGENCIES

On January 26, 1998, the United States District Court for the Central District of California approved the settlement of the class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding entered into on August 5, 1996. The final settlement is anticipated to be completed in late 2001 and will involve the issuance of 770,000 shares of Common Stock and the issuance of 1,870,000 warrants for the purchase of Common Stock at a price of $3.00. The effect of these issuances on the Company's statement of operations was recorded during the fiscal year ended September 30, 1997.

NOTE D - CONVERSION WARRANTS

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

NOTE E - MARKETABLE SECURITIES

Marketable securities consist of investments of common stock and bonds in various publicly traded domestic companies and are stated at market value based on the most recently traded price of these securities at December 31, 2000. These short-term investments are defined as assets available for sale under the provisions of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company recognized $96,000 of unrealized losses which was recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. At December 31, 2000 and September 30, 2000 the Company's investments in marketable securities are as follows:


                                       December 31,     September 30,
Investments Types                          2000              2000
                                      --------------   --------------
Corporate Bonds                       $      338,000   $      766,000
Convertible Preferred Stocks                  57,000          170,000
Common Stock                                 413,000          168,000
                                      --------------   --------------

         Total                        $      808,000   $    1,554,000
                                      ==============   ==============

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

OVERVIEW

During the three months ended December 31, 2000, in addition to the Company's transtelephonic ECG business, the Company attended the American College of Rheumatology and the Radiological Society of North America meetings in October 2000 and November 2000, respectively, in the program of introducing the OsteoGram(R) system. The Company completed its program of establishing a low radiation front end for its system. This development will be utilized in its sales program commencing January 2001.

RESULTS OF OPERATIONS

Total revenues for the three months ended December 31, 2000 (the "First Quarter 2001") were $461,000, as compared to $479,000 for the same period in 2000. Revenues from ECG operations decreased from $466,000 to $453,000 during the same period in fiscal 2000, due to a relative decrease in unit sales compared to rental revenues . Revenues from the Company's OsteoGram (R) services decreased to $8,000, from $13,000 during the same period in fiscal 2000. The Company continues offering OsteoGram(R) services directly to research institutions and revenues from such services are anticipated to continue in the future. In addition, it offers the OsteoGram(R) system to individual medical practitioners through its newly established network of manufacture representatives.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold and certain overhead expenses. During the First Quarter 2001, costs of services and goods sold decreased during the three months ended December 31, 2000, to 46% from 59% during the same period in fiscal 2000. The decrease in cost of services and goods sold is due to the automation of the overread process and consolidation of facilities after December 31, 2000.

Overall operating costs increased by 21% during the First Quarter 2001 to $871,000, from $722,000 for the same period in fiscal 2000. General and administrative expenses increased by 14% to $283,000, as compared to $248,000 for the same period in fiscal 2000, due to additional executive personnel. Research and development costs increased by 21% to $69,000 during the First Quarter 2001, as compared to $57,000 for the same period in fiscal 2000, due to the development and commercialization of the bone densitometry technology. Selling expenses increased to $230,000 during the First Quarter 2001, as compared to $81,000 for the same period in fiscal 2000, primarily as a result of increased promotional activities for the OsteoGram(R).

The Company recorded interest and dividend income during the First Quarter 2001 of $37,000 as compared to $29,000 for the same period in fiscal 2000.

Net loss for the First Quarter 2001 was $379,000 compared to a loss of $229,000 for the same period in fiscal 2000. The increased loss is primarily due to selling expenses for market development and the initial marketing of the OsteoGram(R) .

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2000 the Company had $937,000 of working capital, a decrease of $388,000 from September 30, 2000. This decrease in working capital is primarily a result of losses from operations which were funded by the sales of marketable securities in the quarter

The Company's capital resource commitments at December 31, 2000 consist primarily of costs associated with the development and commercialization of its bone densitometry technology. During the three months ended December 31, 2000, total research and development expenses were $69,000. Expenditures during future periods may exceed this level. Additionally, the Company is anticipating incurring marginal costs associated with the market introduction of the OsteoGram(R) software product.

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

On December 1, 1999, Nasdaq notified the Company that it had not met the minimum bid price requirement for a sufficient duration and the Company's common stock was delisted from the SmallCap Market on that date, and has since traded on the OTC Bulletin Board. The delisting may impede or increase the cost of raising capital.

                                     PART II

OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
         None

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the fiscal quarter ended December 31, 2000, the Company issued an aggregate of 601,375 shares of Common Stock upon the exercise of warrants, which issuances were exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereof. All proceeds received were added to the Company's working capital.

Item 3.  DEFAULTS UPON SENIOR SECURITIES
         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  No Exhibit

         (b) Form 8-K - During the fiscal quarter ended December 31, 2000, the Company did not file any reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     COMPUMED, INC.
                                     ------------------
                                     (Registrant)



                                     By: /s/ PHUONG DANG
                                         ---------------------------------
                                         Phuong Dang
                                         Principal Financial Officer



                                     By: /s/ HERBERT S LIGHTSTONE
                                         ---------------------------------
                                         Herbert S Lightstone
                                         President and Chief Executive Officer


Date:  February 14, 2001