Form 10QSB
period 2001-03-31
COMPUMED INC
filed 2001-05-11
CIK 700998

SECURITIES AND EXCHANGE COMMISSION
UNITED STATES
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number:  0-14210

COMPUMED, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2860434
State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

5777 W. Century Blvd., Suite 1285, Los Angeles, CA 90045
(Address of Principal Executive Officers)

(310) 258-5000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days.                                                                       Yes ☒  No ☐

             The registrant had 17,869,309 shares of common stock, ($.01 par value) issued and outstanding as of April 30, 2001.

INDEX

COMPUMED, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated balance sheets – March 31, 2001 (unaudited) and September 30, 1999.

Consolidated statements of operations – Six months ended March 31, 2001 and 2000 (unaudited).

Consolidated statements of cash flows – Six months ended March 31, 2001 and 2000 (unaudited).

Notes to condensed consolidated financial statements (unaudited).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.	OTHER INFORMATION

Item 1	Legal Proceedings

Item 2	Changes in Securities and Use of Proceeds

Item 3	Defaults upon Senior Securities

Item 4	Submission of matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits and Reports on Form 8K

SIGNATURES

PART I

FINANCIAL INFORMATION

CONSOLIDATED CONDENSED BALANCE SHEETS
COMPUMED, INC. AND SUBSIDIARIES

	March 31, 2001	September 30, 2000
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$252,000	$129,000
Marketable securities	559,000	1,554,000
Accounts receivable, less allowance of $33,000 (March 2001) and $49,000 (September 2000)	263,000	275,000
Inventories	113,000	180,000
Prepaid expenses and other current assets	12,000	11,000

TOTAL CURRENT ASSETS	1,199,000	2,149,000

PROPERTY AND EQUIPMENT
Machinery and equipment	862,000	814,000
Furniture, fixtures and leasehold improvements	100,000	100,000
Equipment under capital leases	953,000	953,000
	1,915,000	1,867,000
Less allowance for depreciation and amortization	(1,086,000)	(924,000)
	829,000	943,000
Other Assets	26,000	44,000
TOTAL ASSETS	$2,054,000	$3,136,000

See notes to condensed consolidated financial statements

CONSOLIDATED CONDENSED BALANCED SHEETS
COMPUMED, INC. AND SUBSIDIARIES

	March 31, 2001	September 30, 2000
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$155,000	$441,000
Accrued liabilities	109,000	180,000
Unearned revenue	45,000	76,000
Current portion of capital lease obligations	98,000	127,000
TOTAL CURRENT LIABILITIES	407,000	824,000
CAPITAL LEASE OBLIGATIONS, less current portion	25,000	63,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value – authorized 1,000,000 shares
Class A $3.50 cumulative convertible voting - issued and outstanding – 8,400 shares	1,000	1,000
Class B $3.50 convertible voting - issued and outstanding – 300 shares	-	-
Class C 7% convertible voting - issued and outstanding – 0 shares	-	-
Common Stock, $.01 par value—authorized 50,000,000 shares, issued and outstanding— 17,869,309 shares (March 2001) and 17,869,362 shares (September 2000)	179,000	179,000
Additional paid in capital	32,243,000	32,234,000
Accumulated deficit	(30,830,000)	(30,212,000)
Accumulated other comprehensive income	65,000	97,000
Deferred stock compensation	(36,000)	(50,000)
STOCKHOLDERS' EQUITY	1,622,000	2,249,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,054,000	$3,136,000

See notes to condensed consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
COMPUMED, INC. AND SUBSIDIARIES

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
REVENUES FROM OPERATIONS
ECG services	$421,000	$352,000	$818,000	$703,000
ECG product and supplies sales	50,000	220,000	106,000	335,000
OsteoGram sales, services and royalties	27,000	-0-	35,000	13,000
	498,000	572,000	959,000	1,051,000
COSTS AND EXPENSES
Costs of ECG services	147,000	223,000	317,000	428,000
Cost of goods sold	29,000	107,000	65,000	161,000
Selling expenses	155,000	126,000	385,000	232,000
Research and development	61,000	110,000	130,000	174,000
General and administrative expenses	281,000	182,000	564,000	414,000
Depreciation	80,000	68,000	163,000	129,000
LOSS FROM OPERATIONS	(255,000)	(244,000)	(665,000)	(487,000)
Interest income and dividends	19,000	51,000	56,000	80,000
Realized gain on marketable securities	1,000	-0-	2,000	-0-
Interest expense	(4,000)	(12,000)	(11,000)	(27,000)
NET LOSS	$(239,000)	$(205,000)	$(618,000)	$(434,000)
NET LOSS PER SHARE (Basic and diluted)	$(.01)	$(.01)	$(.03)	$(.03)
Weighted average number of Common shares outstanding	17,869,336	17,035,300	17,869,336	16,871,796

See notes to condensed consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
COMPUMED, INC. AND SUBSIDIARIES

	Six Months Ended
	March 31, 2001	March 31, 2000
OPERATING ACTIVITIES:
Net loss	$(618,000)	$(434,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Realized gain on marketable securities	(2,000)
Amortization of deferred compensation	23,000
Depreciation and amortization	163,000	128,000
Changes in operating assets and liabilities:
Accounts receivable	12,000	228,000
Inventories, prepaid expenses and other assets	67,000	(109,000)
Accounts payable and other liabilities	(388,000)	57,000
Other assets	18,000	(34,000)
NET CASH USED IN OPERATING ACTIVITIES	(725,000)	(164,000)
INVESTING ACTIVITIES:
Purchases of marketable securities	-	(1,727,000)
Sale of marketable securities	964,000	-
Purchases of property, plant and equipment	(49,000)	(270,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	915,000	(1,997,000)
FINANCING ACTIVITIES:
Proceeds from the sale of Class C 7% convertible preferred stock, net of offering costs	-	-
Principal payments on capital lease obligations	(67,000)	(112,000)
Exercise of stock options and warrants	-	323,000
NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(67,000)	211,000
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	123,000	(1,950,000)
Cash at beginning period	129,000	2,598,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$252,000	$648,000
Cash paid for interest	$12,000	$27,000

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

COMPUMED, INC. AND SUBSIDIARIES

NOTE A––BASIS OF PREPARATION

The accompanying balance sheet at September 30, 2000 has been derived from the Company's year end audited financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these financial statements included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. Operating results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2000 and the notes thereto, which are  included in the Company's Annual Report on Form 10–KSB.

NOTE B—PER SHARE DATA

Basic loss per share is calculated using the net loss, less preferred stock dividends, divided by the weighted average number of common shares outstanding during the period.  Shares from the assumed exercise of outstanding warrants, and options and the  effect of the conversion of the Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

NOTE C—COMMITMENTS AND CONTINGENCIES

On January 26, 1998, the United States District Court for the Central District of California approved the settlement of a class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding entered into on August 5, 1996.  The final settlement is anticipated to be completed in late 2001 and will involve the issuance of 770,000 shares of Common Stock and the issuance of warrants for the purchase of 1,870,000 shares of Common Stock at a price of $3.00.  The effect of these issuances on the Company’s statement of operations was recorded during the fiscal year ended September 30, 1997.

NOTE D – CONVERSION OF WARRANTS

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

NOTE E – MARKETABLE SECURITIES

Marketable securities consist of investments in common stock and bonds in various publicly traded domestic companies and are stated at market value based on the most recently traded price of these securities at March 31, 2001. These short-term investments are defined as assets available for sale under the provisions of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company recognized $64,000 of unrealized gains during the Second Quarter 2001, and $32,000 of unrealized losses during the six months ended March 31, 2001, which was recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. At March 31, 2001 and September 30, 2000 the Company’s investments in marketable securities are as follows:

Investment Types	March 31, 2001	September 30, 2000
Corporate Bonds	$34,000	$766,000
Convertible Preferred Stocks	62,000	170,000
Common Stock	463,000	168,000
Total	$559,000	$1,554,000

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains forward-looking statements made based on current management expectations pursuant to the safe harbor provisions of  the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts.  There can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors, the following, in the view of the Company, could cause actual results to differ materially from the forward-looking statements expressed herein: technological advances from the Company’s competitors, the impact of competition generally, dependence on key employees and the need to attract new management, the risks of patent claims or other third party liability, the risks of launching a new production service, such as the Company’s OsteoGram® test, changes in healthcare regulation, including reimbursement programs, capital needs to fund any delays or extensions of research programs and the availability of capital for working capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Overview

During the six months ended March 31, 2001, in addition to the continued operation of the Company’s transtelephonic electrocardiagram (“ECG”) business, the Company commenced sales of its completed osteoporosis testing system, the OsteoGram®. In addition, representatives of the Company  attended the American College of Rheumatology, the Radiological Society of North America, Pri-Med West and Pri-Med South meetings in October 2000, November 2000 and February 2001, respectively, to seek potential venture partners and to generate leads for potential sales of OsteoGram®.

Results of Operations

Total revenues from operations for the three months ended March 31, 2001 (the “Second Quarter 2001”) were $498,000, as compared to $572,000 for the same period in 2000. Revenues from operations for the six months ended March 31, 2001 were $959,000 as compared to $1,051,000 for the same period in 2000. Revenues from ECG operations for the Second Quarter 2001 decreased to $471,000 from $572,000 during the same period in fiscal 2000, and during the six months ended March 31, 2001 revenues from ECG operations decreased to $924,000 from $1,038,000 due to a relative decrease in unit sales compared to rental revenues. Revenues from the Company’s OsteoGram® sales and services were $27,000 for the Second Quarter 2001 compared with no revenues in the prior year period. Revenues from the Company’s OsteoGram® sales and services increased to $35,000 during the six months ended March 31, 2001, from $13,000 for the same period in fiscal 2000.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold, and certain overhead expenses. During the Second Quarter 2001, costs of services and goods sold decreased to 37% from 58% during the same period in fiscal 2000. Cost of services and goods sold decreased during the six months ended March 31, 2001, to 41% from 57% during the same period in 2000. The decrease in costs of services and goods sold is due to the automation of the overread process, consolidation of facilities and lower sales.

Overall operating costs decreased by 8% during the Second Quarter 2001 to $753,000, as compared to $816,000 for the same period in fiscal 2000. Overall operating costs increased by 6% during the six months ended March 31, 2001 to $1,624,000 as compared to $1,538,000 for the same period in fiscal 2000. General and administrative expenses increased by 54% during the Second Quarter 2001 from $182,000 to $281,000 for the same period in fiscal 2000, and during the six months ended March 31, 2001 increased by 36%, from $414,000 to $564,000 for the same period in fiscal 2000, due to additional executive personnel. Research and development costs decreased by 45% during the Second Quarter 2001 to $61,000 as compared to $110,000 for the same period in fiscal 2000, and decreased by 25% to $130,000 during the six months ended March 31, 2001, as compared to $174,000 for the same period in fiscal 2000 due to completion of clinical trials and field studies. Selling expenses increased from $126,000 to $155,000 during the Second Quarter 2001, as compared to the same period in fiscal 2000, and increased by 66% during the six months ended March 31, 2001, to $385,000 as compared to $232,000 for the same period in fiscal 2000, primarily due to an increase of promotional activities in OsteoGram®. The major expenses for developing selling tools, videos, CDs, as well as the product packaging have been incurred. Selling expenses for the remainder of the year are expected to decrease. These expenses will be limited to additional printing and mailing costs.

The Company recorded interest and dividend income during the Second Quarter 2001 of $19,000 compared to $51,000 for the same period in fiscal 2000. During the six months ended March 31, 2001, the Company recorded interest and dividend income of $56,000 as compared to $80,000 for the same period in fiscal 2000. The decrease was generally due to the decrease in marketable securities balance.

Net loss for the Second Quarter 2001 was $239,000 compared to a loss of $205,000 for the same period in fiscal 2000.  Net loss for the six months ended March 31, 2001 was $618,000 compared to $434,000 for the same period in fiscal 2000. The increased loss is primarily due to selling expenses for market development and the initial marketing of the OsteoGram®.

Financial Condition and Liquidity

As of March 31, 2001 the Company had $792,000 of working capital, a decrease of $533,000 from September 30, 2000.  This decrease in working capital is primarily a result of losses from operations which were funded by the sales of marketable securities held by the Company in the quarter.

The Company's capital resource commitments at March 31, 2001 consisted primarily of costs associated with the development and commercialization of its OsteoGram® product. These expenditures are anticipated to be at a substantially lower rate than in the previous period. It is anticipated that any additional expenses will be offset, at least partially, by additional sales of the Company’s OsteoGram® software product.

The Company intends to pursue additional research and/or sub-contractor agreements relating to its development projects.  Additionally, the Company is actively seeking partners and acquisition candidates of businesses that are complementary to its own. Such investments would be financed either by the Company’s working capital, through issuance of Company securities or a combination thereof.  No assurance can be given that any acquisition would not be dilutive to stockholders or that such financing would be available at satisfactory terms.

On December 1, 1999, the Nasdaq notified the Company that it had not met the minimum bid price requirement for a sufficient duration and the Company’s common stock was delisted from the SmallCap Market on that date and has since traded on the OTC Bulletin Board. The delisting may impede or increase the cost of raising capital.

             PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS
None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None

Item 3. DEFAULTS UPON SENIOR SECURITIES
None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) No Exhibits

(b) Form 8-K – During the fiscal quarter ended March 31, 2001, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUMED, INC.
(Registrant)

By: /s/ PHUONG DANG
Phuong Dang
Principal Financial Officer

By: /s/ HERBERT S LIGHTSTONE
Herbert S Lightstone
President and Chief Executive Officer

Date: May 10, 2001