Form 10QSB
period 2001-06-30
COMPUMED INC
filed 2001-08-13
CIK 700998

SECURITIES AND EXCHANGE COMMISSION
UNITED STATES
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number:  0-14210

COMPUMED, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2860434

State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5777 W. Century Blvd., Suite 1285, Los Angeles, CA  90045

(Address of Principal Executive Officers)

(310) 258-5000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days.                                                                                                                    Yes ☒  No ☐

             The registrant had 17,869,309 shares of common stock ($.01 par value) issued and outstanding as of June 30, 2001.

INDEX

COMPUMED, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

CONSOLIDATED CONDENSED BALANCE SHEETS
COMPUMED, INC.

	June 30, 2001	September 30, 2000

	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$308,000	$129,000
Marketable securities	461,000	1,554,000
Accounts receivable, less allowance of $36,000 (June 2001) and $49,000 (September 2000)	254,000	275,000
Inventories	97,000	180,000
Prepaid expenses and other current assets	20,000	11,000

TOTAL CURRENT ASSETS	1,140,000	2,149,000

PROPERTY AND EQUIPMENT
Machinery and equipment	855,000	814,000
Furniture, fixtures and leasehold improvements	100,000	100,000
Equipment under capital leases	953,000	953,000

	1,908,000	1,867,000
Accumulated depreciation and amortization	(1,166,000)	(924,000)

	742,000	943,000

Other assets	28,000	44,000

TOTAL ASSETS	$1,910,000	$3,136,000

See notes to condensed consolidated financial statements

CONSOLIDATED CONDENSED BALANCED SHEETS
COMPUMED, INC.

	June 30, 2001	September 30, 2000

	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$140,000	$441,000
Accrued liabilities	105,000	180,000
Unearned revenue	31,000	76,000
Current portion of capital lease obligations	75,000	127,000

TOTAL CURRENT LIABILITIES	351,000	824,000

CAPITAL LEASE OBLIGATIONS, less current portion	17,000	63,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value – authorized 1,000,000 shares
Class A $3.50 cumulative convertible voting – issued and outstanding – 8,400 shares	1,000	1,000
Class B $3.50 convertible voting - issued and outstanding – 300 shares	-	-
Class C 7% convertible voting - issued and outstanding – 0 shares	-	-
Common Stock, $.01 par value—authorized 50,000,000 shares, issued and outstanding— 17,869,309 shares (June 2001) and 17,869,362 shares (September 2000)	179,000	179,000
Additional paid in capital	32,243,000	32,234,000
Accumulated deficit	(30,958,000)	(30,212,000)
Accumulated other comprehensive income	101,000	97,000
Deferred stock compensation	(24,000)	(50,000)

STOCKHOLDERS' EQUITY	1,542,000	2,249,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,910,000	$3,136,000

See notes to condensed consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
COMPUMED, INC.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000

REVENUES FROM OPERATIONS
ECG services	$420,000	$342,000	$1,238,000	$1,045,000
ECG product and supplies sales	32,000	82,000	138,000	417,000
OsteoGram sales, services and royalties	27,000	-0-	62,000	13,000

	479,000	424,000	1,438,000	1,475,000
COSTS AND EXPENSES
Costs of ECG services	132,000	226,000	449,000	654,000
Cost of goods sold	18,000	36,000	83,000	197,000
Selling expenses	69,000	238,000	454,000	470,000
Research and development	65,000	69,000	185,000	243,000
General and administrative expenses	240,000	249,000	814,000	663,000
Depreciation	81,000	74,000	244,000	203,000

	605,000	892,000	2,229,000	2,430,000

LOSS FROM OPERATIONS	(126,000)	(468,000)	(791,000)	(955,000)
Interest income and dividends	12,000	61,000	68,000	141,000
Realized loss on marketable securities	(9,000)	-0-	(7,000)	-0-
Interest expense	(3,000)	(7,000)	(14,000)	(34,000)

NET LOSS	$(126,000)	$(414,000)	$(744,000)	$(848,000)

NET LOSS PER SHARE (Basic and diluted)	$(.01)	$(.02)	$(.04)	$(.05)

Weighted average number of Common shares outstanding	17,869,309	17,568,191	17,869,326	17,301,745

See notes to condensed consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
COMPUMED, INC.

	Nine Months Ended
	June 30, 2001	June 30, 2000

OPERATING ACTIVITIES:
Net loss	$(744,000)	$(848,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Realized losses on marketable securities	7,000
Amortization of deferred compensation	33,000
Depreciation and amortization	242,000	203,000
Changes in operating assets and liabilities:
Accounts receivable	21,000	254,000
Inventories, prepaid expenses and other assets	74,000	(71,000)
Accounts payable and other liabilities	(421,000)	155,000
Other assets	16,000	(34,000)

NET CASH USED IN OPERATING ACTIVITIES	(772,000)	(341,000)

INVESTING ACTIVITIES:
Purchases of marketable securities	-	(1,812,000)
Sales of marketable securities	1,090,000	-
Purchases of property, plant and equipment	(41,000)	(528,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,049,000	(2,340,000)

FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(98,000)	(115,000)
Exercise of stock options and warrants		688,000

NET CASH AND CASH EQUIVALENTS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(98,000)	573,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	179,000	(2,108,000)
Cash at beginning period	129,000	2,598,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$308,000	$490,000

Cash paid for interest	$12,000	$34,000

See notes to condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (UNAUDITED)

COMPUMED, INC.

NOTE A––BASIS OF PREPARATION

The accompanying balance sheet at September 30, 2000 has been derived from the Company's year end audited financial statements. Certain balances from the June 30, 2000 have been reclassified to conform to the June 30, 2001 presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, these financial statements included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. Operating results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001.  These financial statements should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2000 and the notes thereto, which are  included in the Company's Annual Report on Form 10–KSB. The preparation of the consolidated financial statements,  in conformity with generally accepted accounting principles,  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B—PER SHARE DATA

Basic loss per share is calculated using the net loss, less preferred stock dividends, divided by the weighted average number of common shares outstanding during the period.  Shares from the assumed exercise of outstanding warrants and options and the effect of the conversion of the Class A Preferred Stock, Class B Preferred Stock and Class C Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

NOTE C—COMMITMENTS AND CONTINGENCIES

On January 26, 1998, the United States District Court for the Central District of California approved the settlement of a class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding entered into on August 5, 1996.  The final settlement is anticipated to be completed in late 2001 and expected to involve the issuance of 770,000 shares of Common Stock and the issuance of warrants for the purchase of 1,870,000 shares of Common Stock at a price of $3.00.  The effect of these issuances on the Company’s statement of operations was recorded during the fiscal year ended September 30, 1997.

NOTE D—CONVERSION OF WARRANTS

The warrants were issued during fiscal years ended September 30, 1999 and 1998 for the purchase of 5,619,525 shares of Common Stock at a total exercise price of $3,500,000 when the Class C Preferred Stock was converted to Common Stock.

NOTE E—MARKETABLE SECURITIES

Marketable securities consist of investments in equity and bonds in various publicly traded domestic companies and are stated at market value based on the most recently traded prices of these securities at June 30, 2001. These short-term investments are defined as assets available for sale under the provisions of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company recognized $36,000 of unrealized gains during the three months ended June 30, 2001, and $4,000 of unrealized gains during the nine months ended June 30, 2001, which was recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. At June 30, 2001 and September 30, 2000 the Company’s investments in marketable securities are as follows:

Investment Types	June 30, 2001	September 30, 2000

Corporate Bonds	$0	$766,000
Convertible Preferred Stocks	75,000	170,000
Common Stock	386,000	618,000

Total	$461,000	$1,554,000

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

In addition to other factors, the following, in the view of the Company, could cause actual results to differ materially from the forward-looking statements expressed herein: technological advances from the Company’s competitors, the impact of competition generally, dependence on key employees and the need to attract new management, the risks of patent claims or other third party liability, the risks of launching a new production service, such as the Company’s OsteoGram® test, changes in healthcare regulation, including reimbursement programs, capital needs to fund any delays or extensions of research programs, the absence of adequate liquidity and the availability of capital for working capital on terms satisfactory to the Company. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

Overview

During the nine months ended June 30, 2001, in addition to the continued operation of the Company’s transtelephonic electrocardiagram (“ECG”) business, the Company commenced sales of its completed osteoporosis testing system, the OsteoGram®. On June 12, 2001 the Company was awarded its first U.S. Patent covering Method and Apparatus for Determining Bone Mineral Density.

Results of Operations

Revenues from ECG operations for the Third Quarter 2001 increased to $452,000 from $424,000 during the same period in fiscal 2000 due to a pricing increase effective March 2001, and during the nine months ended June 30, 2001 revenues from ECG operations decreased to $1,376,000 from $1,462,000 due to a relative decrease in unit sales compared to rental revenues. Revenues from the Company’s OsteoGram® sales and services were $27,000 for the Third Quarter 2001 compared with no revenues in the prior year period. Revenues from the Company’s OsteoGram® sales and services increased to $62,000 during the nine months ended June 30, 2001, from $13,000 for the same period in fiscal 2000.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold, and certain overhead expenses. During the Third Quarter 2001, costs of services and goods sold decreased to 33% from 62% during the same period in fiscal 2000, and during the nine months ended June 30, 2001 decreased  to 39% from 58% during the same period in 2000. The decrease in costs of services and goods sold is due to the automation of the overread process and lower sales. The Company is continuing to market its ECG equipment and services.

Overall operating costs decreased by 32% during the Third Quarter 2001 to $605,000, as compared to $892,000 for the same period in fiscal 2000. Overall operating costs decreased by 8% during the nine months ended June 30, 2001 to $2,229,000 as compared to $2,430,000 for the same period in fiscal 2000.

General and administrative expenses decreased by 4% during the Third Quarter 2001 from $249,000 to $240,000 for the same period in fiscal 2000 due to a reduction in professional and consulting fees, and during the nine months ended June 30, 2001 increased by 23% to $814,000 from $663,000 for the same period in fiscal 2000, due to additional executive personnel.

Research and development costs decreased by 6% during the Third Quarter 2001 to $65,000 as compared to $69,000 for the same period in fiscal 2000, and decreased by 24% to $185,000 during the nine months ended June 30, 2001, as compared to $243,000 for the same period in fiscal 2000 due to completion of clinical trials and field studies. The Company does not expect the research and development costs to increase significantly in the near future.

Selling expenses decreased by 71% to $69,000 from $238,000 during the Third Quarter 2001, as compared to the same period in fiscal 2000, and decreased by 3% during the nine months ended June 30, 2001, to $454,000 as compared to $470,000 for the same period in fiscal 2000, primarily due to a decrease in marketing of the OsteoGram®. The major expenses for developing selling tools such as videos, CDs, and the product packaging were incurred in previous periods. Selling expenses for the remainder of the year are expected to continue at a reduced level.

The Company recorded interest and dividend income during the Third Quarter 2001 of $12,000 compared to $61,000 for the same period in fiscal 2000. During the nine months ended June 30, 2001, the Company recorded interest and dividend income of $68,000 as compared to $141,000 for the same period in fiscal 2000. The decrease was generally due to the decrease in the marketable securities balance.

Net loss for the Third Quarter 2001 was $126,000 compared to a loss of $414,000 for the same period in fiscal 2000.  Net loss for the nine months ended June 30, 2001 was $744,000 compared to $848,000 for the same period in fiscal 2000. The decreased loss is due to the factors described above.

Financial Condition and Liquidity

As of June 30, 2001 the Company had $789,000 of working capital, a decrease of $536,000 from September 30, 2000.  This decrease in working capital is primarily a result of losses from operations which were funded by the sales of marketable securities held by the Company during the nine months ended June 30, 2001.

Management anticipates that the Company’s current working capital amounts will be sufficient to meet its anticipated financial needs for the next 12 months.

The Company's capital resource commitments at June 30, 2001 consisted primarily of costs associated with the development and commercialization of its OsteoGram® product. These expenditures are anticipated to be incurred at a substantially lower rate than in the previous year. It is anticipated that any additional expenses will be offset, at least partially, by additional sales of the Company’s OsteoGram® software product.

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

The Company is including the following cautionary statement in this form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts.  From time to time, the Company may publish or otherwise make available forward-looking statements of this nature.  All such subsequent forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.  Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions.  The Company's expectations, beliefs and forward-looking statements are expressed in good faith, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, the impact of competition, dependence on key employees and the need to attract new management, the risks of patent claims or other third party liability, and the risks of launching a new product or service, such as the Company’s OsteoGram® test, changes in health care regulation, including reimbursement programs, capital needs to fund any delays or extensions of research programs and the availability of capital on terms satisfactory to the Company.  The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

(a) No Exhibits

(b) Form 8-K–During the fiscal quarter ended June 30, 2001, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2001	COMPUMED, INC.
(Registrant)
By: /s/ Phuong Dang

Phuong Dang
Principal Financial Officer
By: /s/ Herbert S Lightstone

Herbert S Lightstone
President and Chief Executive Officer