Form 10KSB
period 2001-09-30
COMPUMED INC
filed 2001-12-26
CIK 700998

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (FEE REQUIRED).

For the fiscal year ended           September 30, 2001

☐        TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. (NO FEE REQUIRED).

For the transition period from                           to

Commission file number                   0-14210

COMPUMED, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	95-2860434
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5777 West Century Blvd., Suite 1285, Los Angeles, CA	90045
(Address of principal executive offices)	(Zip Code)

(310) 258-5000

(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value

Common Stock Purchase Warrants

Title of Class

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months), and (2) has been subject to such filing requirements for the past 90 days.           ☒ YES   ☐ NO

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Revenues for the fiscal year ended September 30, 2001 totaled $1,927,000.

As of September 30, 2001, 17,869,309 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by non-affiliates was approximately $2,114,000.

Documents incorporated by reference: None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

CompuMed, Inc. (the "Company" or "CompuMed") provides advanced software applications for medical diagnostics in the areas of mineral density measurement and interpretation of electrocardiograms.  The Company applies advanced computing, medical imaging, telecommunications and networking technologies to provide medical professionals with affordable, point-of-care solutions for disease risk assessment and decision support. The Company’s two current products are the OsteoGram® and CardioGram®.  The OsteoGram® is the Company’s proprietary software that utilizes a standard x-ray machine to determine bone mineral density as an indicator of risk for bone fractures. CardioGram® consists of computer-aided telemedicine services for cardiology. The product provides on-line computer interpretation of electrocardiograms (ECG's) to physicians, government and corporate healthcare providers.  The Company was incorporated in the State of Delaware on July 21, 1986.

                In fiscal 2001, the Company continued the domestic introduction of the OsteoGram®. The Company also began exploring international marketing opportunities for the product. This included participation in several international medical industry conferences, as well as exploring and establishing strategic partnerships with medical suppliers in targeted countries. To exploit the OsteoGram® further, the Company is launching a laboratory testing service which will allow physicians to send x-rays of the hand taken with CompuMed’s special template directly to the Company for analysis. CompuMed then will return to the physician a complete bone mineral density report.

Compumed completed the strategic reorganization of its ECG operations in fiscal 2001. To reflect institutional preference for leasing equipment, the Company made the decision to emphasize rental unit replacement of ECG equipment, rather than unit sales. As part of the reorganization, it also completed the consolidation of its ECG facilities into one location, increasing automation and improving service.

THE OSTEOGRAM®

GENERAL

                The OsteoGram® uses standard x-ray equipment to provide the medical community with a cost-effective method of measuring bone mineral density as an indicator of fracture risk. The OsteoGram® uses the Radiographic Absorptiometry (RA) method to measure bone mineral density (BMD). RA was developed by Skeletal Assessment Services Co.  which sold the RA technology to the Company in 1991. The Company made enhancements in image digitalization and processing speed, and named the bone density test the OsteoGram®. Using standard x-ray equipment, two Posterior-Anterior views of the left hand fingers are taken with an aluminum alloy reference wedge in each exposure. The calibration wedge is used to adjust for any differences among x-ray equipment, exposures, and types of film and development processes. The developed film is analyzed by using the Company's proprietary software to determine the bone density accurately. The developed film is scanned with a standard desktop scanner, and the OsteoGram® software analysis program instantly produces the BMD report.

The practical implementation of the Radiographic Absorptiometry technique was put in place in the early 1980's. CompuMed applied several enhancements to it in the early 1990's.  In the mid 1990’s, the OsteoGram® test was made available to doctors as a central-lab-based service nationwide and around the world. This required that the hand x-ray films be mailed by the healthcare provider to a special laboratory for analysis by skilled technicians.

In May 1999, the Company gained clearance from the FDA to market an automated version of the OsteoGram® software for use as a stand-alone product by physicians. The automated OsteoGram® allows the entire process of assessing BMD to be performed at the point-of-care in less than five minutes. Utilizing a scanner and a personal computer to digitize an x-ray film and to process a bone density measurement analysis, the OsteoGram® software analysis program instantly produces the BMD report.

In fiscal 2001, the Company advanced in the exploration of international marketing and sales opportunities for the OsteoGram®. As part of that marketing effort the Company participated in international medical industry conferences. These conferences included the First International Conference on Bone Mineral Research held in Beijing, where CompuMed presented findings of an investigation of phalangeal bone mineral density (BMD) in a normal Chinese population. The study was sponsored by CompuMed and conducted in conjunction with the China Osteoporosis Foundation. The Company also attended the 47th Argentine Congress of Radiology Image Diagnosis and Radiant Therapy, held in Buenos Aires, Argentina and MEDICA 2001 International Trade Fair, the world’s largest medical trade fair. In the US market, the Company’s independent sales representatives continue to market the OsteoGram®. The sales have been impacted by competition from simpler ultra sound and peripheral devices that are not as accurate, and from expensive DEXA equipment that is already in place in the mature US market.

At this time, the Company is beginning the launch of OsteoGram® laboratory testing services. This will be similar in function to the lab CompuMed operated in the late 1980’s. The lab will allow physicians who do not purchase or lease the OsteoGram® software to send directly to the Company for analysis x-rays of the hand taken with CompuMed’s special template. CompuMed then will return to the physician a complete BMD report. The implementation of the lab is in its initial stages. The Company believes this service will be extremely valuable to physicians who may only perform a few of these examinations a month, and to physicians in rural areas where the population density does not justify the investment in dedicated osteoporosis diagnostic equipment.

Third Party Treatment of Osteoporosis

                The diagnosis of osteoporosis is important as the precursor to appropriate treatment or management. Osteoporosis treatment alternatives provided by healthcare providers include estrogen replacement therapy, bisphosphonates, calcitonin, selective estrogen-receptor modulators, fluoride (not yet approved in the U.S., but widely used abroad), calcium supplements and weight–bearing exercises.

                Current FDA cleared medications for osteoporosis include the bisphosphonate alendronate (Fosamax®, Merck & Co, Inc.), the female hormone estrogen in pill form (Wyeth-Ayerst and several other manufacturers) and patch form (Novartis), the bone metabolism hormone calcitonin, administered by injection (Calcimar, Rhone-Poulenc Rorer) or nasal spray (Miacalcin, NovartisAG), and the selective estrogen-receptor modulator raloxifene (Evista, Eli Lilly).  Estrogen replacement therapy is also approved for problems associated with menopause, such as hot flashes and vaginal dryness.

Competition

                Bone mineral density measurements are the primary methods used to assist physicians in detecting osteoporosis.  Bone biopsy is also used in isolated circumstances; however, it is rarely used because of patient risk, pain and cost.  Bone mineral density is measured by passing ultrasound or x-ray beams through bone and determining how much energy is absorbed by the bone.  In classical techniques, a carefully calibrated source enables determination of how much energy is absorbed by the bone before reaching the detector.  Unlike the Company’s approach, use of a calibrated source necessitates the purchase of costly special equipment for bone density measurement.

                The Company’s primary competition for its osteoporosis services comes from simpler ultra sound and peripheral devices that are not as accurate, and from expensive x-ray based equipment that is already in place in the mature US market. The most common x-ray based techniques for performing bone densitometry include dual-energy x-ray absorptiometry (DEXA), single-energy x-ray absorptiometry (SXA), quantitative computed tomography (QCT) and peripheral quantitative computed tomography (pQCT), and radiographic absorptiometry (RA).  All radiographic techniques in use today have been validated through extensive clinical studies, and are currently approved in the U.S. for Medicare reimbursement.

The competitors’ products are highly capital intensive if not already in place and require continued maintenance during their lifetime, which over time can be expensive. CompuMed’s OsteoGram® on the other hand uses existing equipment, a standard x-ray machine, widely available at most physician offices and health clinics.

The OsteoGram® was developed to enhance the use of existing radiological equipment for generating BMD reports comparable to tests performed on the expensive, dedicated BMD testing equipment generally found in hospitals and specialty practices. Hence, point-of-care facilities that can benefit the most from such a system are entities that have standard x-ray equipment (or easy access to it) and would like to perform in-office diagnostic bone density testing without purchasing heavy equipment.

                The Company is subject to extensive entrenched competition in this area, but is attempting to compete based on cost effective testing through generally available conventional technology.

                DEXA is currently the mostly widely used technology, with a worldwide installed base of approximately 11,000 machines.  The DEXA market may be divided into so-called “whole-body” machines, which are designed to measure bone mass and density at a variety of skeletal sites (primarily the hip and spine), and “peripheral” machines, which measure bone mass and density at appendicular sites (forearm, hand or heel).   Whole-body DEXA machines cost on average in excess of $75,000 and require both dedicated facilities and specialized training to operate.  Peripheral DEXA machines, with an average price of $30,000, are less costly, but are also believed to be less effective than whole-body DEXA, or than the Company's RA (OsteoGram) technology in predicting fracture risk.  The Company believes that approximately 8,000 peripheral DEXA machines have been installed worldwide.

                The leading manufacturers of whole-body DEXA scanners include Lunar Corp. (U.S.A.) and Hologic, Inc. (U.S.A.), which together command most of the worldwide DEXA market, and Norland Medical Systems, Inc. (U.S.A.), with a smaller share of the market. The leading manufacturers of peripheral DEXA machines are Norland, Osteometer (a Danish subsidiary of OSI Systems, U.S.A.), and Schick Technologies, Inc.  Schick has introduced a peripheral device that measures a site in the finger.

                QCT utilizes existing computed tomography (CT) scanners that have been upgraded with specialized software, while pQCT utilizes specialized peripheral CT machines.  QCT and pQCT are expensive to perform and require a high degree of expertise to operate properly.

                QUS bone densitometers were introduced in the early 1990s, but their rate of market penetration has been slow.  Lunar and Hologic are leaders in the ultrasound market segment, but the market also includes numerous regional manufacturers such as Myriad and Sunlight (Israel), IGEA (Italy) and McCue (Great Britain).  Norland is also developing an ultrasound machine. The Company believes that there are now approximately 3,000 QUS machines installed worldwide. Quantitative ultrasound (QUS) has FDA clearance for sale in the U.S. and is now available in the U.S. and abroad. Medicare has approved QUS for reimbursement.

                DXR was introduced to European markets in 1998 and gained approval for marketing in the US in 1999.  Pronosco A/S (Denmark) manufactures the X-posure system, consisting of a PC, an x-ray digitizer (scanner), a printer and software.  Pronosco has recently announced an alliance with GE Medical Systems for the distribution of its product.

                The only manufacturer who uses the Company’s RA technology is Alara, Inc. (USA). In 2000 the FDA approved their self-contained, table-top system that performs digital RA of the hand.

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

                The Company’s existing and potential competitors consist principally of companies that have substantially greater financial, technical, marketing, distribution and other resources, greater current market penetration and longer-standing relationships with customers than the Company. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company’s and its competitors’ products, the timing and success of new product introductions by the Company, and its competitors, the development of technical innovations, the number and nature of the Company’s competitors in a given market,  and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

ECG SERVICES

General

                CompuMed has been a long-time supplier of telemedicine services, establishing one of the nation’s largest telecommunications networks for processing electrocardiograms (ECG’s) on a real time basis. The Company has been a provider of centralized ECG services for nearly twenty years.

Using a CompuMed ECG terminal, an ECG can be acquired from a patient, telecommunicated to CompuMed’s central computers, analyzed and received back on the ECG terminal where the ECG trace and computer interpretation are printed, all within 3 minutes.  If necessary, CompuMed can immediately provide an “overread” by a Board Certified Cardiologist and return the results within an hour. The Company bills for this service on a per-ECG basis.  In addition, the Company sells a full range of ECG supplies including electrodes, recording paper, gel, patient cables and related supplies.

ECG analysis services are available to users by telephone 24 hours a day, seven days a week. The computer laboratory is staffed (or on-call) at all times and has been recently upgraded to provide additional features and faster turn around time for “overreads” by replacing telephone requests with electronic notification.

The Company provides ECG equipment and services to over 800 government and corporate healthcare facilities, clinics, and hospitals nationwide, performing nearly 400,000 transtelephonic ECG interpretations annually. Customers include physicians, correctional healthcare facilities, surgery centers, clinics, rural hospitals, occupational health facilities, behavioral health facilities and clinical research organizations.

ECG terminals are available for purchase or rent, and additional fees are charged on a per-transmission basis. Customers who choose to purchase an ECG terminal are charged either hardware maintenance fees or repair fees for maintaining and repairing the equipment. The latest ECG terminals are more compact and lightweight than previous equipment models offered by the Company, and they have the ability to store multiple ECG recordings before transmitting ECG data for processing.

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

Marketing - ECG Services

                The Company's leasing and sales efforts for its ECG products and services are directed toward physicians, correctional healthcare facilities, surgery centers, rural hospitals and occupational health facilities located throughout the U.S.  The Company maintains a long-standing customer base with contracts for services generally extending between one to three years.  New customers are generated mostly by the Company's direct sales efforts.  The Company advertises in trade journals and attends national and regional medical conventions to generate leads for selling its services, equipment and supplies.

                The Company currently offers several service and equipment purchase and lease options to new customers.  Its latest ECG terminals are more compact and lightweight than previous equipment models offered by the Company, and they have the ability to store multiple ECG recordings before transmitting ECG data for processing.

Competition - ECG Services

                The computer interpreted ECG business is made up of several domestic companies. Most of the Company’s competitors offer ECG terminals and systems that perform ECG analysis and interpretation on site from the cardiograph itself, with data being stored at a central location. CompuMed estimates that its form of business, centralized computerized ECG analyses via a service bureau, constitutes less than 1% of the total number of ECG's taken each year in the United States. The Company’s primary competition is Labcor, Convence and Biotech Medical.

The overall domestic ECG market is mature and expanding at a minimal rate. However, the Company believes that the demand for the centralized ECG services that it provides may increase due to the trend toward decentralized diagnostic testing with central interpretation and data storage. The principal methods under which the Company competes are service, ease of use, and price.

                The Company’s existing and potential competitors consist principally of companies that have substantially greater financial, technical, marketing, distribution and other resources, greater current market penetration and longer-standing relationships with customers than the Company. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the price, quality and performance of the Company’s and its competitors’ products, the timing and success of new product introductions by the Company, and its competitors, the development of technical innovations, the number and nature of the Company’s competitors in a given market,  and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

Assembly, Repair and Customer Service

                The Company repairs and maintains most of the electrocardiographs rented, leased  or sold to its customers.  All repair and assembly operations are conducted at the Company's headquarters. The Company’s internal customer service staff handles customer equipment and training problems.  The Company’s customer service department also handles initial installation and set-up, usually over the telephone.

GOVERNMENT REGULATION

                The Health Care Finance Administration approves diagnostic tests for reimbursement by Medicare. The OsteoGram® is approved for reimbursement  by Medicare as a laboratory test and on a stand-alone basis.  Government regulations may change at any time and Medicare reimbursement for the OsteoGram® test, as well as for other bone mineral density tests, may be withdrawn or reduced.  Furthermore, other forms of testing for bone mineral density as an indicator of osteoporosis have been or may be approved for reimbursement, which may reduce the market share or profit margins for such services.

                The Company’s OsteoGram®  laboratory test and automated software have been approved by the FDA for use and sale. The OsteoGram®  software is subject to regulation as a medical device. The Company’s CardioGram®   computer interpretation services is also regulated by FDA and is in full compliance.

PATENTS AND PROPRIETARY RIGHTS

                CompuMed was awarded its first patent by the U.S. Patent and Trademark Office in June 2001. The patent covers twenty aspects of Method and Apparatus for determining Bone Mineral Density. In addition, the Company has a second patent pending which includes twenty claims covering image processing and bone segmentation technology. The issuance of this second patent is expected in the second half of fiscal 2002.There is no assurance, however that the second patent will be issued, or that any issued patents will provide protection from competitors, or that any patents, if challenged, will be upheld by the courts. OsteoGram® trademark is a registered trademark of the Company.

EMPLOYEES

                At September 30, 2001, the Company, in addition to its network of sales representatives, had 15 full-time and 3 part-time employees.  None of the Company's employees is represented by a labor union and the Company has experienced no work stoppages.  The Company considers its relations with its employees to be good.  The Company also retains consultants from time to time when necessary.  Independent cardiologists are retained for ECG “overreads” on a per-diem basis, and management believes that such relationships are good.

RESEARCH AND DEVELOPMENT

                Research and development costs were $244,000 during fiscal year 2001 compared with $320,000 during fiscal year 2000. The significant decline in research and development expenditures was due primarily to a reduction of contracted services.

                The Company is actively engaged in the development of potential diagnostic products based on the technologies covered by its first patent awarded by the U.S. Patent and Trademark Office in June 2001 and a second patent expected in the second half of fiscal 2002.

                The Company expects that a significant portion of this development will be funded by research grants, contracts and SBIR (Small Business Innovation Research).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                There were no matters submitted to stockholders during the fourth quarter of the fiscal year ended September 30, 2001.

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                The Common Stock is currently listed on the over-the-counter (OTC) bulletin board under the symbol "CMPD.OB". Prior to  December 1, 1999, the Company’s Common Stock  was listed on NASDAQ.  The following table sets forth the range of high and low bid prices for the Common Stock during the periods indicated. For the period after December 1, 1999, the prices set forth below represent inter-dealer prices, which do not include retail mark-ups and mark-downs, or any commission to the broker-dealer, and may not necessarily represent actual transactions.

Year ended September 30, 2000:	Common Stock
Quarter Ended:	High	Low

December 31, 1999	$1.41	$.13
March 31, 2000	1.50	.50
June 30, 2000	1.31	.63
September 30, 2000	.88	.52

Year ended September 30, 2001:	Common Stock
Quarter Ended:	High	Low

December 31, 2000	$.72	$.13
March 31, 2001	.50	.14
June 30, 2001	.26	.11
September 30, 2001	.28	.11

                As of September 30, 2001, there were approximately 635 record holders of Common Stock.  Such amounts do not include Common Stock held in "nominee" or "street" name.

                The Company has not paid cash dividends on its Common Stock since its inception.  At the present time, the Company intends to follow a policy of retaining any earnings in order to finance the development of its business and does not anticipate paying any cash dividends in the foreseeable future.

                On December 1, 1999, NASDAQ notified the Company that it had not met the minimum bid price requirement for a sufficient duration and the Company’s Common Stock was delisted from the SmallCap Market on that date, and has since been traded on the OTC Bulletin Board. On December 3, 2001 the stock was traded at $0.13.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                This analysis should be read in conjunction with the consolidated financial statements and notes thereto.  See ITEM 7 “Financial Statements” and ITEM 13 “Exhibits and Reports on Form 8–K".

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2001 as compared to 2000

            Total revenues for fiscal 2001 were $1,927,000 as compared to $1,913,000 in fiscal 2000 representing an increase of 1%. The ECG Services  revenues during fiscal year 2001 increased 17% to $1,673,000 from $1,435,000 in fiscal 2000 due to a price increase. However ECG product and supplies sales decreased by $280,000 to $185,000 in 2001 due to the large demand of institutions which favor leasing equipment over purchasing. Management expects the trend towards leasing will continue. During fiscal year 2001 the OsteoGram® revenue increased to $69,000 from  $13,000 in fiscal 2000. The increase was due to the launch of the OsteoGram® in the third quarter of fiscal 2000.

            Cost of ECG Services for fiscal 2001 decreased by 35% from $888,000 in 2000 to $574,000 due to the consolidation of facilities and  reduction of contracted services. Cost of goods sold of ECG for fiscal 2001 decreased by 50% from $238,000 to $118,000 due to lower sales in ECG product and supplies. Cost of goods sold of OsteoGram® increased 40% during fiscal year 2001 from $10,000  to $14,000 due to an increase in OsteoGram® sales and services.

                Selling expenses decreased by 31% during fiscal year 2001 from $792,000 in 2000 to $547,000 due to a reduction of sales staff and promotion activities.

                General and administrative expenses increased 9% from $969,000 in 2000 to $1,059,000 in 2001 primarily as a result of additional executive personnel.

                Research and development costs decreased by 24% during fiscal year 2001 from $320,000 in 2000 to $244,000 in 2001 primarily as a result of reduced consulting and contract research expenditures paid to outside parties.

                Interest income decreased in 2001 due to decreased investments in marketable securities.

                The net loss of $897,000 in fiscal 2001 is primarily a result of the factors set forth above including research and development costs, selling expenses and to the general and administrative costs of the Company relative to total revenues.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                At September 30, 2001, the Company had approximately $663,000 in cash and marketable securities, as compared to a balance of $1,683,000 at September 30, 2000.  The net decrease of $1,020,000 in cash and marketable securities during fiscal 2001 is primarily due to losses from operations, and the Company’s decision to purchase ECG terminals rather than lease them. Purchases of property, plant and equipment decreased from $712,000 in fiscal 2000 to $180,000 in fiscal 2001 due to lower sales of ECG products and the Company’s refocused efforts to rent the ECG machines to customers rather than sell them. The decrease of working capital from $1,325,000 to $678,000 is primarily a result of losses from operations which were funded primarily by the sales of marketable securities held by the Company.

                Management anticipates that the Company’s current working capital will be sufficient to meet its anticipated financial needs for the next 12 months. However, in certain circumstances the Company may need to raise additional capital in the future, which might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm the Company’s business and operating results. If additional funds are raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to the Company’s common stock.

                The Company’s primary capital resource commitments at September 30, 2001 consist of capital and operating lease commitments, primarily for computer equipment and for its corporate office facility.

                The Company intends to pursue additional research and/or sub-contractor agreements relating to its development projects.  Additionally, the Company may seek partners and acquisition candidates of businesses that are complementary to its own. Such investments would be subject to the Company obtaining financing through issuance of debt or other Company securities.  No assurance can be given that any acquisition would not be dilutive to stockholders.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

                The Company is including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts.  From time to time, the Company may make written or oral statements that are forward-looking including statements contained in this report and other filings with the Securities and Exchange Commission. These forward-looking statements are principally contained in the sections captioned “Business” and “Management’s discussion and Analysis of Operations”. In those and other portions of this Form 10-KSB, the words “anticipates”, “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. All such forward-looking statements are expressly qualified by these cautionary statements.

                Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions.  The Company's expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

                In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company's competitors, the impact of competition, dependence on key employees and the need to attract new management, effectiveness and costs of sales and marketing efforts, acceptance of product offerings, ability to expand into new markets, the risks of patent claims or other third party liability, and the risks of launching a new product or service, such as the Company’s OsteoGram® test, changes in health care regulation, including reimbursement programs, capital needs to fund any delays or extensions of research programs and the availability of capital on terms satisfactory to the Company.  The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 7.  FINANCIAL STATEMENTS

                The following financial statements are included as a separate section following the signature page to this Form 10-KSB:

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

                Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

                The following table sets forth certain information concerning the directors and executive officers of the Company as of September 30, 2001:

Name	Position with Company	Year Became Director	Age
Robert Goldberg	Chairman of the Board & CFO	1994	68
Herbert S. Lightstone	President, CEO & Director	1997	68
John Minnick	Director	1985	53
John Romm, M.D.	Director	1997	71
Robert Stuckelman	Director	1973	69
Stuart L. Silverman M.D.	Director	1999	54
Phuong Dang	Secretary & Principal Financial Officer		45

                The terms of the Board of Directors will expire at the next annual meeting of stockholders.  The Company’s officers are elected by the Board of Directors and hold office at the will of the Board.

BACKGROUND EXPERIENCE OF DIRECTORS AND OFFICER

Mr. Goldberg is a senior partner in the firm of Goldberg Stillman CO. P.C., a Certified Public Accounting Firm, and has been associated with such firm since January 1995.  Prior thereto, he was a senior partner in the Los Angeles office of Bernstein, Fox, Goldberg & Licker, Certified Public Accountants.  He is certified in both California and New York and has been a member of the New York State Bar.  Mr. Goldberg attended Lehigh University, Brooklyn Law School and New York University School of Law and has lectured for the Practicing Law Institute and The American College of Life Underwriters.  He is a member of the Estate Planning Council, Professional Planners Forum and various accounting societies.

Mr. Lightstone has served as President and CEO of the Company since June 2000. Prior to assuming this role, he served as Vice President, Corporate Development, with ICN Pharmaceuticals (NYSE:ICN) where he also had been responsible for ICN’s global public and investor relations activities. He rejoined ICN in 1994 and also served with ICN from 1968 until 1981.  From 1983 through 1986, Mr. Lightstone served as a Director, and subsequently as Chairman & CEO of Immunetech Pharmaceuticals. In 1981 and 1982 he served as President of Revlon Ophthalmic International.  He has been a consultant to numerous emerging companies.

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

Phuong Dang has been with the Company since 1990 and has served as the Controller and Corporate Secretary since 1997.

                There is no family relationship among the directors or executive officers of the Company.

BOARD MEETINGS AND COMMITTEES

        The Board of Directors of the Company held a total of three meetings during the fiscal year ended September 30, 2001.  No director attended fewer than 75% of the aggregate of all meetings of the Board of Directors.

        The Audit Committee is primarily responsible for approving the services performed by the Company's independent auditors and reviewing reports of the Company's internal and external auditors regarding the Company's accounting practices and systems of internal accounting controls.  This Committee currently consists of Mr. Stuckelman and Mr. Goldberg.  The Audit Committee met once during the fiscal year ended September 30, 2001.

        The Compensation Committee reviews and approves the Company's compensation policy and has assumed responsibility for administration of the Company's 1992 Stock Option Plan.  This Committee currently consists of Mr. Minnick and Dr. Romm.  The Compensation Committee met once during the fiscal year ended September 30, 2001

        The Executive Committee is comprised of Mr. Goldberg, Mr. Minnick, Mr. Lightstone and Mr. Stuckelman. The Executive Committee meets periodically.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                Based solely on its review of Company’s records, the Company believes that, during the year ended September 30, 2001, its officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements under Section 16 of the Security Exchange Act of 1934, as amended.

ITEM 10.               EXECUTIVE COMPENSATION

        The following table sets forth the compensation for the fiscal year ended September 30, 2001 for the Company’s chief executive officer and all executive officers whose compensation exceeded $100,000 for such fiscal year.

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Fiscal Year	Annual Salary	Bonus	Stock Options
Herbert S. Lightstone	2001	$146,570	$87,000	100,000
President ,CEO & Director

EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Herbert S. Lightstone, CEO and President from May 31, 2000 through May 31, 2002. That agreement provides a base salary of $150,000 a year, a bonus up to $150,000 a year and options to purchase up to 225,000 shares of common stock each year. In the event Mr. Lightstone’s employment agreement is terminated by the Company without cause, or by Mr. Lightstone for good reason, he shall be entitled to receive all accrued compensation plus any bonus he would have otherwise received.

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

        The foregoing description of the 1992 Plan is qualified in all respects by the actual provisions of the 1992 Plan which is filed as an exhibit to the Company’s registration statement on Form S-1 effective May 7, 1992.

NON PLAN STOCK OPTIONS

As of September 30, 2001, 459,478 non-qualified options granted to directors, officers and consultants outside the 1992 Plan were outstanding.  The average exercise price of these non-plan stock options outstanding is $.95 per share. These options were granted at exercise prices equal to the fair market value of the Common Stock on the respective dates of grant, and they expire between 1999 and 2002.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants

Name	Number of Securities(shares of Common Stock) Underlying Options Granted (1)	% of Total Options Granted to Employees/Directors in Fiscal Year	Exercise Price ($/share)	Expiration Date
H. Lightstone	100,000	12%	$.14	2011

(1)   100,000 options are vested over a three-year period.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION VALUES

The following table sets forth certain information regarding the exercise of stock options during the fiscal year ended September 30, 2001 and the fiscal year-end value of unexercised options for the Company's named executive officers.

Name	Shares Acquired On Exercise	Value Realized	Number of Securities (shares of Common Stock) Underlying Unexercised Options at Fiscal Year End Exercisable/Unexercisabe	Value of Unexercised In-the-money Options at Fiscal Year End (1) Exercisable/Unexercisable
H. Lightstone	-	-	308,000 / 187,000	$0 / $0

(1)   Based upon the closing market price of the Company's Common Stock as reported on the over-the-counter bulletin board on September 30, 2001 minus the respective option exercise prices.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Management

The following table sets forth information concerning beneficial ownership of the Company's Common Stock as of September 30, 2001 by:  (a) each director of the Company; and (b) all executive officers named in the Executive Compensation Table in item 10 and directors of the Company as a group.

	Amount and Nature
Name and Address* of Beneficial Owner	Beneficial Ownership (1)		Percent of class
Robert Goldberg	673,099	(2)	4%

Herbert S. Lightstone	495,000	(3)	3%

John Minnick	494,423	(4)	3%

John Romm, M.D.	285,000	(5)	2%

Stuart Silverman	275,000	(6)	2%

Robert Stuckelman	507,297	(7)	3%

All officers and Directors as a group (6 persons)	2,729,819	(8)	17%

Each person named in the table has (or could have upon exercise of an option vested or vesting within 60 days after September 30, 2001) sole voting and investment power (or such power together with any spouse of such person, if they are joint tenants), with respect to securities beneficially owned by such person as set forth opposite such person’s name:

(1)   Includes options exercisable as of or within 60 days following September 30, 2001.

(2)   Includes 397,500 shares subject to non-qualified and qualified stock options.

(3)   Includes 308,334 shares subject to non-qualified stock options.

(4)   Includes 238,472 shares subject to non-qualified stock options.

(5)   Includes 98,334 shares subject to non-qualified stock options.

(6)   Includes 108,334 shares subject to non-qualified stock options.

(7)   Includes 166,116 shares subject to non-qualified stock options.

(8)   See notes (2) through (7)

(*)   c/o CompuMed, Inc, 5777 West Century Blvd, Suite 1285, Los Angeles, CA  90045

(b) Five Percent Stockholders

None, to the Company’s knowledge.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has retained the services of an investment advisor, Minnick Capital Management, controlled by John Minnick a member of its Board of Directors, to provide advice on its investment portfolio. The Company incurred fees of $10,000 for these services during the fiscal year ended September 30, 2001.  The Company also incurred $22,000 of expenses provided by two other members of the Board of Directors for accounting and clinical research services. The Company believes that the costs of such services are at comparable market rates for the services involved.

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

4.7                                 Certificate of Designation of Class C 7% Convertible Preferred Stock [incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K for an event of December 24, 1997].

4.8                                 Certificate of Correction for the Class C 7% Convertible Preferred Stock [incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K for an event of December 24, 1997]

4.9                                 Form of Class C Warrant Agreement [incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K for an event of December 24, 1997]

10.1                           Amendment to the SASCO Agreement, dated August 11, 1995, between the Company and SASCO [Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

10.2                           First Amendment to Warrant to Purchase Common Stock, dated as of June 1, 1995, between the Company and SASCO [Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

10.3                           1992 Stock Option Plan [Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

10.4                           Form of Non-Qualified Stock Option Agreement [Incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8 (File No. 33-63435), filed October 14, 1995]

10.5                           Form of Securities Purchase Agreement for sale of Class C 7% Convertible Preferred Stock

10.6                           [incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K for an event of December 24, 1997].

10.7                           Registration Rights Agreement [incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K for an event of December 24, 1997].

10.8                           Commercial Office Lease, dated August 30, 1996 between the Company and USAA Income Properties III Limited Partnership [Incorporated by reference to Exhibit 10.23 to the Company’s 1996 Form 10-KSB]

10.9                           Commercial Office Lease dated August 16, 1999 between the Company and L.A.T. Investment Corporation, a California corporation [Incorporated by reference to Exhibit 10.24 to the Company’s 1999 Form 10-KSB]

10.10                     Final Judgment and Order of Dismissal, CompuMed, Inc. Securities Litigation dated October 20, 1997 [Incorporated by reference to Exhibit 10.25 to the Company’s 1999 Form 10-KSB]

23*                                Consent of Ernst & Young LLP

*	Filed herewith.

B.            REPORTS ON FORM 8-K

                None.

SIGNATURES

                In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUMED, INC.
Registrant

By:	/s/
Phuong Dang, Secretary and Principal Financial Officer

Date:	December 18, 2001

                In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/	President, CEO and Director	December 18, 2001
Herbert S. Lightstone

	Chairman of the Board and CFO	December 18, 2001
Robert B. Goldberg

	Director	December 18, 2001
John D. Minnick

	Director	December 18, 2001
Robert Stuckelman

	Director	December 18, 2001
John Romm

	Director	December 18, 2001
Stuart Silverman

COMPUMED, INC.

Report of Independent Auditors

Board of Directors and Stockholders

CompuMed, Inc.

We have audited the accompanying balance sheet of CompuMed, Inc. as of September 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuMed, Inc. at September 30, 2001, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

Long Beach, California

November 13, 2001

COMPUMED, INC.

BALANCE SHEET

ASSETS
September 30,
2001
CURRENT ASSETS
Cash and cash equivalents	$239,000
Marketable securities	424,000
Accounts receivable, less allowance of $69,000	224,000
Inventory	83,000
Prepaid expenses and other current assets	23,000

TOTAL CURRENT ASSETS	993,000

PROPERTY AND EQUIPMENT

Machinery and equipment	994,000
Furniture, fixtures and leasehold improvements	100,000
Equipment under capital leases	326,000
1,420,000
Accumulated depreciation and amortization	(762,000)
658,000

OTHER ASSETS

Other assets	28,000

TOTAL ASSETS	$1,679,000

See notes to financial statements

COMPUMED, INC.

BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,
2001
CURRENT LIABILITIES
Accounts payable	$174,000
Accrued liabilities	76,000
Unearned revenue	18,000
Current portion of capital lease obligations	47,000

TOTAL CURRENT LIABILITIES	315,000

Capital lease obligations, less current portion	15,000

Commitments

STOCKHOLDERS' EQUITY

Preferred Stock- Class A $3.50 cumulative convertible voting
- issued and outstanding -8,400 shares	1,000

Preferred Stock- Class B $3.50 cumulative convertible voting
- issued and outstanding -300 shares	-0-

Common stock, $.01 par value—authorized 50,000,000 shares, - issued and outstanding- 17,869,309 shares	179,000

Additional paid in capital	32,241,000

Accumulated deficit	(31,109,000)

Accumulated other comprehensive income	55,000

Deferred stock compensation	(18,000)

1,349,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,679,000

See notes to financial statements

COMPUMED, INC.

STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2001	2000
REVENUES
ECG services	$1,673,000	$1,435,000
ECG product and supplies sales	185,000	465,000
OsteoGram sales and services	69,000	13,000
	1,927,000	1,913,000

COST AND EXPENSES
Cost of ECG services	574,000	888,000
Cost of goods sold- ECG	118,000	238,000
Cost of goods sold- OsteoGram	14,000	10,000
Selling expenses	547,000	792,000
Research and development	244,000	320,000
General and administrative expenses	1,059,000	969,000
Depreciation and amortization	324,000	288,000
	2,880,000	3,505,000

OPERATING LOSS	(953,000)	(1,592,000)

Interest income and dividends	80,000	184,000
Realized gain/(loss) on marketable securities	(7,000)	7,000
Interest expense	(17,000)	(44,000)

NET LOSS	$(897,000)	$(1,445,000)

NET LOSS PER SHARE– Basic and Diluted	$(.05)	$(.08)

Weighted average number of common shares outstanding	17,869,309	17,295,226

See notes to financial statements

COMPUMED, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Preferred Stock

Common Stock

Additional Paid in Capital

Accumulated Deficit

Accumulated Other Comprehensive Income

Deferred Stock Compensation

Total

Balances at September 30, 1999:	$1,000	$166,000	$31,504,000	$(28,767,000)	$-	$-	$2,904,000

Unrealized gain on marketable securities

-

-

-

-

97,000

-

97,000

Proceeds from issuance of 1,083,450 shares of Common Stock upon exercise of Class C Preferred Stock warrants

-

11,000

551,000

-

-

-

562,000

Proceeds from issuance of 172,426 shares of Common Stock upon exercise of stock options

-

2,000

120,000

-

-

-

122,000

Stock options issued for services

-

-

59,000

-

-

(59,000

)

-

Amortization of deferred compensation	-	-	-	-	-	9,000	9,000

Net Loss	-	-	-	(1,445,000)	-	-	(1,445,000)

Balances at September 30, 2000:

1,000

179,000

32,234,000

(30,212,000

)

97,000

(50,000

)

2,249,000

Unrealized loss on marketable securities

-

-

-

-

(42,000

)

-

(42,000

)

Stock options issued for services

-

-

7,000

-

-

(7,000

)

-

Amortization of deferred compensation	-	-	-	-	-	39,000	39,000

Net Loss	-	-	-	(897,000)	-	-	(897,000)

Balances at September 30, 2001:

$

1,000

$

179,000

$

32,241,000

$

(31,109,000

)

$

55,000

$

(18,000

)

$

1,349,000

Comprehensive losses for the years ended September 30, 2001 and 2000 were ($939,000) and ($1,348,000), respectively.

See notes to financial statements.

COMPUMED, INC.

STATEMENTS OF CASH FLOWS

	Year Ended September 30
	2001	2000

OPERATING ACTIVITIES:
Net loss	$(897,000)	$(1,445,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain)/loss on marketable securities	7,000	(7,000)
Amortization of deferred stock compensation	39,000	9,000
Depreciation and amortization	324,000	288,000
Changes in operating assets and liabilities:
Accounts receivable	51,000	222,000
Inventory, prepaid expenses and other assets	85,000	(116,000)
Accounts payable and other liabilities	(429,000)	211,000
Other assets	16,000	(11,000)
NET CASH USED IN OPERATING ACTIVITIES	(804,000)	(849,000)

INVESTING ACTIVITIES:
Investments in marketable securities	-0-	(2,392,000)
Sales of marketable securities	1,081,000	992,000
Purchases of property, plant and equipment	(39,000)	(712,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,042,000	(2,112,000)

FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(128,000)	(192,000)
Exercise of stock options and warrants	-0-	684,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(128,000)	492,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	110,000	(2,469,000)

Cash and cash equivalents at beginning of year	129,000	2,598,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$239,000	$129,000

Cash paid for interest	$16,000	$44,000

See notes to financial statements

COMPUMED, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A–BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:  CompuMed, Inc. is a medical diagnostic product and services company focusing on the diagnosis, monitoring and management of several costly, high incidence diseases, particularly cardiovascular disease and osteoporosis.  The Company's primary business is the development and marketing of its osteoporosis testing technology and the computer interpretation of electrocardiograms ("ECG’s"). The Company applies advanced computing, medical imaging, telecommunications and networking technologies to provide medical professionals and patients with affordable, point-of-care solutions for disease risk assessment and decision support.

Cash Equivalents: The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased, and investments in money market accounts to be cash equivalents.  Cash and cash equivalents consist of cash on hand, cash in money market funds and demand deposit accounts.

Marketable Securities: Marketable securities consist of investments in equity and corporate bonds of publicly traded domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2001.  All marketable securities are classified as available for sale at September 30, 2001 and for the two years then ended. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. At September 30, 2001, the Company’s investments in marketable securities are as follows:

Investment Types	Amount
Corporate Bonds	$9,000
Convertible Preferred Stock	61,000
Common Stock	354,000
Total	$424,000

Inventory:  Inventory consists of ECG terminals, component parts and ECG medical supplies and Osteo hardware.  Inventory, primarily finished goods, is stated at the lower of cost (first–in first–out method) or market.

Property and Equipment: Property and equipment are stated at cost.  Depreciation and amortization are computed on the straight-line basis over 3 to 5 years. At September 30, 2001, the property and equipment being leased to the Company’s customers had a historical cost of $1,022,000 and accumulated depreciation of $594,000.

Revenue Recognition: Standard ECG services and supplies are recorded as revenue when billed to the customer in conjunction with services performed.  Product sales are recorded upon shipment of product and passage of title to the customer.

Advertising Costs: The Company expenses advertising costs when incurred. The amounts charged to expense during the years ended September 30, 2001 and 2000 were $5,000 and $52,000 respectively.

Income Taxes: The Company utilizes the liability method to determine the provision for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Per Share Data: The Company reports its earnings (loss) per share in accordance with Statement of Financial Accounting Standards No.128, “Accounting for Earnings Per Share” (“FAS 128”). Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding.  Shares from the assumed conversion of outstanding warrants, options and effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

Financial Instruments: The carrying value of short-term financial instruments such as cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and capital leases approximates their fair value based on short-term maturities of these instruments.

Long-lived Assets: Long-lived assets used in operations are reviewed periodically to determine whether the carrying values are not impaired and, if indications of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded.  Any impairment is charged to expense in the period in which the impairment is determined. The Company has not recorded impairment charges during the years ended September 30, 2001 and 2000.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Stock Based Compensation: The Company accounts for employee and director’s stock option grants using the intrinsic method. Generally, the exercise price of the Company’s employee stock options equal or exceeds the market price of the underlying stock on the date of grant and no compensation expense is recognized. If the option price is less than market value, the Company records compensation expense over the vesting period of the option.

The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method and records expense based on the values determined.

Concentration of Credit Risk: The Company sells its products throughout the United States.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  Credit losses have been within management’s expectations.  For the years ended September 30, 2001 and 2000, no single customer accounted for more than 10% of the Company’s net revenues

Financial Statement Presentation: Certain balances from the September 30, 2000 financial statements have been reclassified to conform to the September 30, 2001 presentation.

NOTE B–INCOME TAXES

At September 30, 2001, the Company has available for federal income tax purposes, net operating loss carryforwards of approximately $10.2 million which expire between 2002 and 2021. The utilization of the above net operating loss carryforwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization.

Significant components of the Company's deferred tax liabilities and assets as of September 30, 2001 are as follows:

2001
Deferred tax liabilities:
Depreciation and amortization	$(48,000)

Deferred tax assets:
Account receivable allowance	30,000
Accrued expenses	11,000
Tax credits	9,000
Net operating loss carryforwards	7,609,000
Total deferred tax assets	7,659,000

Valuation allowance for deferred tax assets	(7,611,000)

Net deferred tax assets	48,000
Total	$0

NOTE C–STOCKHOLDERS' EQUITY

Class A $3.50 Cumulative Convertible Voting Preferred Stock: The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors of the Company, dividends at an annual rate of $.35 per share, payable quarterly.  Dividends are cumulative from the date of issuance.  Every two shares of the Class A Preferred Stock are presently convertible, subject to adjustment, into one share of Common Stock.  In the event of any liquidation, the holders of the Class A Preferred Stock are entitled to receive $2.00 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class A Preferred Stock.  The Class A Preferred Stock may be redeemed by the Company, upon 30–days' written notice, at a redemption price of $3.85 per share.  Class A Preferred Stock stockholders have the right to convert their shares into Common Stock during such 30–day period.

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

Class C Convertible Preferred Stock: On December 24, 1997, the Company closed the placement of 17,500 shares of Series 1 Class C 7% Convertible Preferred Stock (the "Series C-1 Preferred Stock") at a price of $100 per share, or an aggregate purchase price of $1,750,000 pursuant to Securities Purchase Agreements.  The Series C-1 Preferred Stock was immediately convertible into shares of the Company's Common Stock at a conversion ratio equal to $100 divided by the lesser of (i) $1.51or (ii) 75% of the average closing bid price for the ten consecutive trading days prior to the notice of conversion. The Securities Purchase Agreements also provided for the issuance of 17,500 shares of Series 2 Class C 7% Convertible Preferred Stock (the "Series C-2 Preferred Stock" and together with the Series C-1 Preferred Stock, the "Class C Preferred Stock").  The Series C-2 Preferred Stock was identical to the Series C-1 Preferred Stock except that the conversion ratio was equal to $100 divided by the lesser of (i) $1.34 or (ii) 80% of the average closing bid price for the ten consecutive trading days prior to the notice of conversion (or 77.5% if the Company received full payment for such shares prior to December 31, 1998). On January 22, 1998, the Company sold an additional 8,750 shares of such Series C-2 Preferred Stock for $875,000 and, on March 31, 1998, the Company sold an additional 8,750 shares of such Series C-2 for $875,000.

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

NOTE D – STOCK OPTIONS AND WARRANTS

Stock Options: The Company’s Stock Option Plan provides for the granting of options to key employees, officers and certain individuals to purchase shares of the Company’s Common Stock.  Options intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options may be granted under the Stock Option Plan.  Incentive stock options granted under the Stock Option Plan shall be exercisable for a period of not more than ten years from the date of grant.  The purchase price per share of Common Stock issuable under the Stock Option Plan will not be less than the fair market value of such shares on the date the option is granted.  In addition to options issued pursuant to the Plan, the Company has granted non-qualified stock options to certain members of the Board of Directors, management and consultants of the Company. Such options have been granted at the market prices at the date of grant and are for a term of five or ten years. During 2000, the Company issued options to purchase 149,843 shares of Common Stock in exchange for services provided over a period of one to two years. These options were valued by the Company, using the fair value method, at $59,000 of which $9,000 was expensed in 2000 and $38,000 was expensed in fiscal year 2001. During 2001, the Company issued options to purchase 50,000 shares of Common Stock in exchange for services provided over a period of one year. These options were valued by the Company, using the fair value method, at $7,200 of which $1,400 was expensed in fiscal year 2001.

Pro forma information, required by FAS 123, regarding net loss and loss per share has not been presented because the effect of the employee stock option grants is immaterial in 2001 and 2000.

A summary of the Company’s stock option activity, and related information for the years ended September 30 follows:

	2001		2000
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of year	2,475,096.77		1,440,315.84
Options exercised	-0-		(172,426)	.68
Options granted	817,500.15		1,263,843.68
Options forfeited/canceled	(47,833)	.65	(56,636)	.66

Options outstanding, end of year	3,244,763.61		2,475,096.77

Exercisable at end of year	1,807,515.81		1,288,801.87

The weighted average remaining contract life of the stock options was 7.1 years as of September 30, 2001. The exercise prices for options outstanding at September 30, 2001 ranged from $.14 to $4.25.

Warrants:  At September 30, 2001, the Company had the following warrants outstanding for the purchase of its common stock:

	Expiration	Number of	Exercise
Description	Date	Shares Issuable	Price

Class action settlement	January 2003	1,870,000	$3.00
Class action insurance carrier	January 2003	50,000	$3.00
Total warrants outstanding		1,920,000

In addition to the warrants set forth above, in connection with the conversion of the Class C preferred stock, warrants were issued for the purchase of 5,619,525 shares of Common Stock at an average price of $0.62 per share.

NOTE E - COMMITMENTS

The Company has capital leases for computer and office equipment that expire through 2004 and has a non-cancelable operating lease for a facility expiring in August 2004, with an option to extend the term of this lease for an additional five years.  The following is a summary as of September 30, 2001 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

	Capital	Operating
Year ending September 30	Leases	Leases

2002	51,000	117,000
2003	9,000	121,000
2004	8,000	102,000
2005	-0-	-0-
2006	-0-	-0-

Total minimum lease payments	$68,000	$340,000

Less amount representing interest	6,000
Net minimum lease payments	$62,000
Less current portion	47,000

Present value of net minimum payments, less current portion	$15,000

Included in accumulated depreciation and amortization at September 30, 2001 is $217,000 related to assets leased under capital leases.  Rental expense under operating leases was $119,000 (2001) and $156,000 (2000).

The Company entered into an employment agreement with Herbert S. Lightstone, CEO/President from May 31, 2000 through May 31, 2002. That agreement provides a base salary of $150,000 a year, a bonus up to $150,000 a year and options to purchase up to 225,000 shares of Common Stock each year.

NOTE F - SAVINGS AND RETIREMENT PLANS

The Company has a Savings and Retirement Plan (the "Plan") under which every full-time salaried employee who is 18 years of age or older may contribute up to 15 percent of his or her eligible annual salary to the Company's Plan.  For an employee contribution of up to but not exceeding 6 percent of the employee's annual salary the Company will make a matching contribution of $.25 for every $1.00 of the employee's contribution.  The Company's contributions are 100% vested after 60 months of contributions to the Plan.  Benefits are payable under the Plan upon termination of a participant's employment with the Company or at retirement.  The Plan meets the requirements of Section 401(k) of the Internal Revenue Code.  The Company's matching contribution, which was charged to expense, was $11,000 and $12,000 in fiscal 2001 and 2000, respectively.

NOTE G – RELATED PARTY TRANSACTIONS

The Company has retained the services of an investment advisor, who is also a member of its Board of Directors, to provide advice on its investment portfolio. During fiscal years ended September 30, 2001 and 2000, the Company incurred, for these services, $10,000 and $ 17,000 respectively. During 2001, the Company also incurred $22,000 of expenses from other members of the Board of Directors for services pertaining to its operations.