Form 10QSB
period 2001-12-31
COMPUMED INC
filed 2002-02-14
CIK 700998

SECURITIES AND EXCHANGE COMMISSION

UNITED STATES

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:  0-14210

COMPUMED, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2860434
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5777 W. Century Blvd., Suite 1285, Los Angeles, CA 90045
(Address of Principal Executive Officers)

(310) 258-5000
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days.                                          Yes  ☒    No  ☐

The registrant had 17,869,309 shares of common stock, ($.01 par value) issued and outstanding as of December 31, 2001.

INDEX

COMPUMED, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

BALANCE SHEETS

COMPUMED, INC.

	December 31, 2001	September 30, 2001
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$153,000	$239,000
Marketable securities	468,000	424,000
Accounts receivable, less allowance of $80,000 (December 2001 and $69,000 (September 2001)	212,000	224,000
Inventory	81,000	83,000
Prepaid expenses and other current assets	36,000	23,000

TOTAL CURRENT ASSETS	950,000	993,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,105,000	994,000
Furniture, fixtures and leasehold improvements	100,000	100,000
Equipment under capital leases	221,000	326,000
	1,426,000	1,420,000

Accumulated depreciation and amortization	(836,000)	(762,000)
	590,000	658,000

OTHER ASSETS
Other Assets	28,000	28,000

TOTAL ASSETS	$1,568,000	$1,679,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$149,000	$174,000
Accrued liabilities	117,000	76,000
Unearned revenue	7,000	18,000
Current portion of capital lease obligations	28,000	47,000

TOTAL CURRENT LIABILITIES	301,000	315,000

Capital lease obligations, less current portion	13,000	15,000

Commitments (Note C)

STOCKHOLDERS’ EQUITY
Preferred Stock- Class A $3.50 cumulative convertible voting - issued and outstanding - 8,400 shares	1,000	1,000

Preferred Stock- Class B $3.50 cumulative convertible voting - issued and outstanding –300 shares	—	—

Common Stock, $.01 par value-authorized 50,000,000 shares, issued and outstanding–17,869,309 shares	179,000	179,000

Additional paid in capital	32,241,000	32,241,000

Accumulated deficit	(31,253,000)	(31,109,000)

Accumulated other comprehensive income	99,000	55,000

Deferred stock compensation	(13,000)	(18,000)

	1,254,000	1,349,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,568,000	$1,679,000

See notes to condensed financial statements

STATEMENTS OF OPERATIONS (UNAUDITED)

COMPUMED, INC.

	Three Months Ended December 31,
	2001	2000
REVENUES FROM OPERATIONS
ECG services	$415,000	$397,000
ECG product and supplies sales	37,000	56,000
OsteoGram sales and services	—	8,000
	452,000	461,000
COSTS AND EXPENSES
Costs of ECG services	136,000	170,000
Cost of goods sold-ECG	24,000	36,000
Selling expenses	28,000	230,000
Research and development	86,000	58,000
General and administrative expenses	256,000	294,000
Depreciation	74,000	83,000
	604,000	871,000

OPERATING LOSS	(152,000)	(410,000)

Interest income and dividends	9,000	37,000
Realized gain on marketable securities	—	1,000
Interest expense	(1,000)	(7,000)
NET LOSS	$(144,000)	$(379,000)

NET LOSS PER SHARE(Basic and diluted)	$(.01)	$(.02)

Weighted average number of common shares outstanding	17,869,309	17,869,362

See notes to condensed financial statements

STATEMENTS OF CASH FLOWS (UNAUDITED)

COMPUMED, INC.

	Three Months Ended
	December 31, 2001	December 31, 2000

OPERATING ACTIVITIES:
Net loss	$(144,000)	$(379,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on marketable securities	—	(1,000)
Amortization of deferred stock compensation	5,000	11,000
Depreciation and amortization	74,000	83,000
Changes in operating assets and liabilities:
Accounts receivable	12,000	46,000
Inventory, prepaid expenses and other assets	(11,000)	14,000
Accounts payable and other liabilities	5,000	(243,000)
Other assets	—	19,000
NET CASH USED IN OPERATING ACTIVITIES	(59,000)	(450,000)

INVESTING ACTIVITIES:
Sales of marketable securities	—	650,000
Purchases of property, plant and equipment	(6,000)	(6,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(6,000)	644,000

FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(21,000)	(33,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(21,000)	(33,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(86,000)	161,000

Cash and cash equivalents at beginning period	239,000	129,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$153,000	$290,000

Cash paid for interest	$1,000	$7,000

See notes to condensed financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

COMPUMED, INC.

NOTE A–BASIS OF PREPARATION

The balance sheet at September 30, 2001 has been derived from the Company’s year end audited financial statements.

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.  For further information, refer to the financial statements for the year ended September 30, 2001 and the notes thereto included in the Company’s Annual Report on Form 10–KSB.

NOTE B–PER SHARE DATA

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

NOTE C–COMMITMENTS

On January 26, 1998, the United States District Court for the Central District of California approved the settlement of the class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding entered into on August 5, 1996.  The final settlement is anticipated to be completed in 2002 and will involve the issuance of 770,000 shares of Common Stock and the issuance of 1,870,000 warrants for the purchase of Common Stock at a price of $3.00.  The effect of these issuances on the Company’s statement of operations was recorded during the fiscal year ended September 30, 1997.

NOTE D – MARKETABLE SECURITIES

Marketable securities consist of investments in equity and bonds in various publicly traded domestic companies and are stated at market value based on the most recently traded prices of these securities at December 31, 2001. These short-term investments are defined as assets available for sale under the provisions of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

During the quarter ended December 31, 2001, the Company recognized $44,000 of unrealized gains which was recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. At December 31, 2001 and September 30, 2001 the Company’s investments in marketable securities are as follows:

Investments Types	December 31, 2001	September 30, 2001

Corporate Bonds	$9,000	$9,000
Convertible Preferred Stocks	76,000	61,000
Common Stock	383,000	354,000

Total	$468,000	$424,000

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In evaluating these statements, you should consider various factors including the risks set forth under the caption “Factors That May Affect Future Results” at the end of this item 2, and those included in our other filings with the SEC. The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstance after the date thereof.

Overview

During the three months ended December 31, 2001, in addition to the Company’s transtelephonic ECG business, the Company pursued opportunities for the OsteoGram® in international markets.  The Company concentrated on countries where medical facilities and physicians have standard x-ray equipment already in place and are seeking a cost effective and accurate method for determining bone mineral density as an indicator of fracture risk. During this period the Company focused significant efforts on China.  In preparation for marketing the Osteogram® in the country, CompuMed sponsored a clinical trial in conjunction with the China Osteoporosis Foundation which was presented at The First International Conference on Bone Mineral Research in Beijing in September.

Results of Operations

Revenues from ECG operations were slightly lower for the First Quarter 2002 at $452,000, as compared to $453,000 for the same period in 2001. There were no revenues from the OsteoGram ® sales and services for the First Quarter 2002 as compared to $8,000 for same period in fiscal 2001.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold and certain overhead expenses. During the First Quarter 2002, costs of services and goods sold decreased by 22% to $160,000 from $206,000 during the same period in fiscal 2001. The decrease in cost of services is due to the automation of the overread process and lower sales.

General and administrative expenses decreased by 13% during First Quarter 2002 to $256,000, as compared to $294,000 for the same period in fiscal 2001, due to a reduction in professional and consulting fees.

Research and development costs increased by 48% during the First Quarter 2002 to $86,000  as compared to $58,000 for the same period in fiscal 2001, due to the  Company’s clinical trials conducted in China.

Selling expenses decreased by 88% during the First Quarter 2002 to $28,000  as compared to $230,000 for the same period in fiscal 2001, primarily due to a decrease in marketing of the OsteoGram® in the US.

The Company recorded interest and dividend income during the First Quarter 2002 of $9,000 as compared to $37,000 for the same period in fiscal 2001. The decrease was generally due to the decrease in the marketable securities balance.

Net loss for the First Quarter 2002 was $144,000 compared to a loss of $379,000 for the same period in fiscal 2001.  The decreased loss is due to the factors described above.

Financial Condition and Liquidity

As of December 31, 2001 the Company had $649,000 of working capital, a decrease of $29,000 from September 30, 2001.  This decrease in working capital is primarily a result of losses from operating activities.

Management anticipates the Company’s current working capital amounts will be sufficient to meet its anticipated financial needs for the next 12 months.

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

Factors That May Affect Future Results

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

The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions.  The Company’s expectations, beliefs and forward-looking statements are expressed in good faith, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company’s competitors, the impact of competition, dependence on key employees and the need to attract new management, the risks of patent claims or other third party liability, and the risks of launching a new product or service, such as the Company’s OsteoGram® test, changes in health care regulation, including reimbursement programs, capital needs to fund any delays or extensions of research programs and the availability of capital on terms satisfactory to the Company.  The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

                None

Item 5.    OTHER INFORMATION

                None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   No Exhibits

(b)   Form 8-K – During the fiscal quarter ended December 31, 2001, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUMED, INC.
(Registrant)

	By:	/s/ Phuong Dang
Phuong Dang
Principal Financial Officer

	By:	/s/ Herbert S Lightstone
Herbert S Lightstone
President and Chief Executive Officer

Date: February 14, 2002