Form 10QSB
period 2002-03-31
COMPUMED INC
filed 2002-05-15
CIK 700998

SECURITIES AND EXCHANGE COMMISSION

UNITED STATES

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days.                                                            Yes  ☒   No  ☐

The registrant had 17,869,309 shares of common stock, ($.01 par value) issued and outstanding as of March 31, 2002.

INDEX

COMPUMED, INC.

PART I

FINANCIAL INFORMATION

BALANCE SHEETS

COMPUMED, INC.

	March 31, 2002	September 30, 2001
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$116,000	$239,000
Marketable securities	487,000	424,000
Accounts receivable, less allowance of $80,000 (March 2002) and $69,000 (September 2001)	193,000	224,000
Inventory	88,000	83,000
Prepaid expenses and other current assets	25,000	23,000

TOTAL CURRENT ASSETS	909,000	993,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,201,000	994,000
Furniture, fixtures and leasehold improvements	100,000	100,000
Equipment under capital leases	126,000	326,000
	1,427,000	1,420,000

Accumulated depreciation and amortization	(902,000)	(762,000)
	525,000	658,000
OTHER ASSETS
Other Assets	28,000	28,000

TOTAL ASSETS	$1,462,000	$1,679,000

See notes to condensed financial statements

	March 31 2002	September 30, 2001
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$134,000	$174,000
Accrued liabilities	103,000	76,000
Unearned revenue	1,000	18,000
Current portion of capital lease obligations	14,000	47,000

TOTAL CURRENT LIABILITIES	252,000	315,000

Capital lease obligations, less current portion	11,000	15,000

Commitments (Note C)

STOCKHOLDERS’ EQUITY
Preferred Stock- Class A $3.50 cumulative convertible voting - issued and outstanding - 8,400 shares	1,000	1,000

Preferred Stock - Class B $3.50 cumulative convertible voting - issued and outstanding -300 shares	—	—

Common Stock, $.01 par value—authorized 50,000,000 shares, issued and outstanding—17,869,309 shares	179,000	179,000

Additional paid in capital	32,241,000	32,241,000

Accumulated deficit	(31,332,000)	(31,109,000)

Accumulated other comprehensive income	118,000	55,000

Deferred stock compensation	(8,000)	(18,000)

	1,199,000	1,349,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,462,000	$1,679,000

See notes to condensed financial statements

STATEMENTS OF OPERATIONS (UNAUDITED)

COMPUMED, INC.

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
REVENUES FROM OPERATIONS
ECG services	$429,000	$421,000	$844,000	$818,000
ECG product and supplies sales	37,000	50,000	74,000	106,000
OsteoGram sales and services	45,000	27,000	45,000	35,000
	511,000	498,000	963,000	959,000
COSTS AND EXPENSES
Costs of ECG services	139,000	147,000	275,000	317,000
Cost of goods sold-ECG	25,000	29,000	49,000	65,000
Cost of goods sold-OSTEOGRAM	7,000	5,000	7,000	5,000
Selling expenses	62,000	155,000	110,000	385,000
Research and development	68,000	56,000	134,000	115,000
General and administrative expenses	236,000	281,000	492,000	574,000
Depreciation	66,000	80,000	140,000	163,000
	603,000	753,000	1,207,000	1,624,000

OPERATING LOSS	(92,000)	(255,000)	(244,000)	(665,000)

Interest income and dividends	11,000	19,000	20,000	56,000
Realized gain on marketable securities	—	1,000	—	2,000
Interest expense	2,000	(4,000)	1,000	(11,000)
NET LOSS	$(79,000)	$(239,000)	$(223,000)	$(618,000)

NET LOSS PER SHARE (Basic and diluted)	$(.01)	$(.01)	$(.01)	$(.03)
Weighted average number of common shares outstanding	17,869,309	17,869,336	17,869,309	17,869,336

See notes to condensed financial statements

STATEMENTS OF CASH FLOWS (UNAUDITED)

COMPUMED, INC.

	Three Months Ended
	March 31, 2002	March 31, 2001

OPERATING ACTIVITIES:
Net loss	$(223,000)	$(618,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on marketable securities	—	(2,000)
Amortization of deferred stock compensation	10,000	23,000
Depreciation and amortization	140,000	163,000
Changes in operating assets and liabilities:
Accounts receivable	31,000	12,000
Inventory, prepaid expenses and other assets	(7,000)	67,000
Accounts payable and other liabilities	(30,000)	(388,000)
Other assets	—	18,000
NET CASH USED IN OPERATING ACTIVITIES	(79,000)	(725,000)

INVESTING ACTIVITIES:
Sales of marketable securities	—	964,000
Purchases of property, plant and equipment	(7,000)	(49,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(7,000)	915,000

FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(37,000)	(67,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(37,000)	(67,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(123,000)	123,000

Cash and cash equivalents at beginning period	239,000	129,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,000	$252,000

Cash paid for interest	$2,000	$12,000

See notes to condensed financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

COMPUMED, INC.

NOTE A—BASIS OF PREPARATION

The balance sheet at September 30, 2001 has been derived from the Company’s year end audited financial statements.

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.  For further information, refer to the financial statements for the year ended September 30, 2001 and the notes thereto included in the Company’s Annual Report on Form 10-KSB.

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

NOTE D—MARKETABLE SECURITIES

Marketable securities consist of investments in equity and bonds in various publicly traded domestic companies and are stated at market value based on the most recently traded prices of these securities at March 31, 2002. These short-term investments are defined as assets available for sale under the provisions of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

During the quarter ended March 31, 2002, the Company recognized $63,000 of unrealized gains which was recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. At March 31, 2002 and September 30, 2001 the Company’s investments in marketable securities are as follows:

Investments Types	March 31, 2002	September 30, 2001

Corporate Bonds	$9,000	$9,000
Convertible Preferred Stocks	76,000	61,000
Common Stock	402,000	354,000

Total	$487,000	$424,000

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

Overview

The Company has a steady business providing trans-telephonic ECG interpretations. Customers include health care providers who do not have access to self-interpreting ECG machines, including those in the prison health system, short-stay surgery centers and rural health clinics.  This business has remained steady for several years, and the Company has implemented measures to further automate and improve its service.  However, the Company could lose customers who choose to receive services from a competitor or who purchase a self-interpretive machine and no longer need the Company’s ECG interpretations.  If the Company were to lose any existing customers, they may be difficult to replace.

During the six months ended March 31, 2002, the Company pursued opportunities for the OsteoGram® in international markets.  The U.S. market at present is saturated and sales have been slow due to competition from previously installed equipment.  However, the international market is less saturated and the Company is concentrating on countries where medical facilities and physicians have standard x-ray equipment already in place and desire the ability to provide an accurate and cost effective method for determining bone mineral density as an indicator of fracture risk.  In preparation for marketing the OsteoGram® in China, CompuMed sponsored a clinical trial in conjunction with the China Osteoporosis Foundation which was presented at the First International Conference on Bone Mineral Research in Beijing in September 2001.  In addition, the Company received its first order from its European distributor in March 2002.  The Company intends to continue marketing the OsteoGram® in China and in Europe, and is considering other possible markets.  It is pursuing FDA approval in China which it hopes to receive during the next fiscal quarter.

The Company recently announced that it hired a new Chief Executive Officer and named a new Chairman to its Board of Directors.  The future of the Company may depend on the ability of the management team to introduce new products and raise additional capital, as needed.  There can be no assurance that new management will be successful in these endeavors.

Results of Operations

Revenues from ECG operations were slightly lower for the Second Quarter 2002 at $466,000, as compared to $471,000 for the same period in 2001, and during the six months ended March 31, 2002 revenues from ECG operations decreased to $918,000 as compared to $924,000 for the same period in fiscal 2001. Revenues from the Company’s OsteoGram® sales and services for the Second Quarter 2002 increased to $45,000, as compared to $27,000 for the same period in 2001, and increased to $45,000 during the six months ended March 31, 2002, as compared to $35,000 for the same period in 2001.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold and certain overhead expenses. During the Second Quarter 2002, costs of services and goods sold decreased by 7% to $164,000 from $176,000 during the same period in fiscal 2001, and during the six months ended March 31, 2002 decreased by 15% to $324,000 as compared to $382,000 for the same period in 2001. The decrease in cost of services is due to the automation of the overread process and lower sales.

General and administrative expenses decreased by 16% during the Second Quarter 2002 to $236,000, as compared to $281,000 for the same period in fiscal 2001, and during the six months ended March 31, 2002, decreased by 14% to $492,000, as compared to $574,000 for the same period in fiscal 2001, due to a reduction in professional and consulting fees.

Research and development costs increased by 21% during the Second Quarter 2002 to $68,000 as compared to $56,000 for the same period in fiscal 2001, and during the six months ended March 31, 2002 to $134,000 as compared to $115,000 for the same period in fiscal 2001, due to the Company’s OsteoGram® clinical trials conducted in China and the U.S.

Selling expenses decreased by 60% during the Second Quarter 2002 to $62,000  as compared to $155,000 for the same period in fiscal 2001, and during the six months ended March 31, 2002 decreased by 71% to $110,000 as compared to $385,000 for the same period in fiscal 2001, primarily due to a decrease in marketing of the OsteoGram® in the US.

The Company recorded interest and dividend income during the Second Quarter 2002 of $11,000 as compared to $19,000 for the same period in fiscal 2001, and during the six months ended March 31, 2002, the Company recorded $20,000 as compared to $56,000 for the same period in fiscal 2001. The decrease was generally due to a decrease in the marketable securities balance from 2002 to 2001.

Net loss for the Second Quarter 2002 was $79,000 compared to a loss of $239,000 for the same period in fiscal 2001.  Net loss for the six months ended March 31, 2002 was $223,000 as compared to $618,000 for the same period in fiscal 2001. The decreased loss is due to the factors described above.

Financial Condition and Liquidity

As of March 31, 2002 the Company had $658,000 of working capital, a decrease of $20,000 from September 30, 2001.  This decrease in working capital is primarily a result of losses from operating activities.

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

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by the Company’s competitors, the impact of competition and pricing, the ability to attract and retain key employees and new management, the risks of patent claims or other third party liability, and the risks of launching a new product or service, such as the

Company’s OsteoGram® test, changes in health care regulation, including reimbursement programs, capital needs to fund any delays or extensions of research programs and the ability to raise capital on terms satisfactory to the Company.  The Company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

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

The Company recently announced that its President and Chief Executive Officer, Herbert S Lightstone, will be leaving at the expiration of his employment agreement on May 31, 2002. Mr. Lightstone will be replaced by John G. McLaughlin, who has been hired as Chief Executive Officer. According to the terms of his offer letter, Mr. McLaughlin will begin working on May 15, 2002.  He will be employed on an at will basis until September 30, 2002 which at will period may be extended for an additional two months by mutual agreement of the parties. If Mr. McLaughlin is retained at the end of his at will period, the Company intends to enter into an employment agreement with a term that will continue through June 30, 2004. He will receive a base salary of $150,000 per year plus a performance incentive bonus of up to 100% of his salary and other incentives based on the achievement of performance goals to be agreed upon by Mr. McLaughlin and the Company.

In addition, the Company recently announced that Robert Goldberg resigned as Chairman of the Board of Directors and has been replaced by Robert Stuckelman, who founded the Company in 1973.  The Company also recently announced that Stuart Silverman, MD, FACP, FACR, a member of its Board of Directors and chairman of its Medical Advisory Board, will also assume the position of Medical Director of the Company.

PART II

OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

                None

Item 2.    CHANGES IN SECURITIES

                None

Item 3.    DEFAULTS UPON SENIOR SECURITIES

                None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

Item 5.    OTHER INFORMATION

                None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)           No Exhibits

(b)          Form 8-K — During the fiscal quarter ended March 31, 2002, the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUMED, INC.
(Registrant)

	By:	/s/ Phuong Dang
Phuong Dang
Principal Financial Officer

	By:	/s/ Herbert S. Lightstone
Herbert S Lightstone
President and Chief Executive Officer

Date: May 14, 2002