Form 10QSB
period 2002-06-30
COMPUMED INC
filed 2002-08-14
CIK 700998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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
(Issuer’s telephone number)

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

Yes ☒  No☐

                The registrant had 17,869,309 shares of common stock, ($.01 par value) issued and outstanding as of June 30, 2002.

                Transitional Small Business Disclosure Format (Check one):  Yes ☐  No☒

PART I

FINANCIAL INFORMATION

BALANCE SHEETS

COMPUMED, INC.

	June 30,	September 30,
	2002	2001
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$73,000	$239,000
Marketable securities	421,000	424,000
Accounts receivable, less allowance of $82,000 (June 2002) and $69,000 (September 2001)	219,000	224,000
Inventory	85,000	83,000
Prepaid expenses and other current assets	19,000	23,000

TOTAL CURRENT ASSETS	817,000	993,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,246,000	994,000
Furniture, fixtures and leasehold improvements	100,000	100,000
Equipment under capital leases	66,000	326,000
	1,412,000	1,420,000

Accumulated depreciation and amortization	(947,000)	(762,000)
	465,000	658,000
OTHER ASSETS
Other Assets	28,000	28,000

TOTAL ASSETS	$1,310,000	$1,679,000

See notes to condensed financial statements

BALANCE SHEETS

COMPUMED, INC.

	June 30,	September 30,
	2002	2001
	(Unaudited)	(Audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$175,000	$174,000
Accrued liabilities	212,000	76,000
Unearned revenue	–0–	18,000
Current portion of capital lease obligations	8,000	47,000

TOTAL CURRENT LIABILITIES	395,000	315,000

Capital lease obligations, less current portion	9,000	15,000

Commitments (Note C)

STOCKHOLDERS’ EQUITY
Preferred Stock, $.10 par value-authorized 1,000,000 shares
Class A $3.50 cumulative convertible voting — issued and outstanding — 8,400 shares	1,000	1,000

Class B $3.50 cumulative convertible voting — issued and outstanding —300 shares	–0–	–0–

Common Stock, $.01 par value-authorized 50,000,000 shares — issued and outstanding— 17,869,309 shares	179,000	179,000

Additional paid in capital	32,241,000	32,241,000

Accumulated deficit	(31,622,000)	(31,109,000)

Accumulated other comprehensive income	111,000	55,000

Deferred stock compensation	(4,000)	(18,000)

TOTAL STOCKHOLDERS’ EQUITY	906,000	1,349,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,310,000	$1,679,000

See notes to condensed financial statements

STATEMENTS OF OPERATIONS (UNAUDITED)

COMPUMED, INC.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
REVENUES FROM OPERATIONS
ECG services	$434,000	$420,000	$1,278,000	$1,238,000
ECG product and supplies sales	34,000	32,000	108,000	138,000
OsteoGram sales and services	30,000	27,000	75,000	62,000
	498,000	479,000	1,461,000	1,438,000
COSTS AND EXPENSES
Costs of ECG services	133,000	132,000	385,000	439,000
Cost of goods sold-ECG	29,000	18,000	78,000	83,000
Cost of goods sold-OSTEOGRAM	–0–	5,000	7,000	10,000
Selling expenses	126,000	69,000	236,000	454,000
Research and development	68,000	60,000	202,000	175,000
General and administrative expenses	375,000	240,000	889,000	824,000
Depreciation and amortization	59,000	81,000	200,000	244,000
	790,000	605,000	1,997,000	2,229,000

OPERATING LOSS	(292,000)	(126,000)	(536,000)	(791,000)

Interest income and dividends	11,000	12,000	31,000	68,000
Realized loss on marketable securities	(9,000)	(9,000)	(9,000)	(7,000)
Interest expense	–0–	(3,000)	1,000	(14,000)

NET LOSS	$(290,000)	$(126,000)	$(513,000)	$(744,000)

NET LOSS PER SHARE (Basic and diluted)	$(.02)	$(.01)	$(.03)	$(.04)
Weighted average number of common shares outstanding	17,869,309	17,869,309	17,869,309	17,869,326

See notes to condensed financial statements

STATEMENTS OF CASH FLOWS (UNAUDITED)

COMPUMED, INC.

	Nine Months Ended
	June 30,	June 30,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(513,000)	$(744,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on marketable securities	9,000	7,000
Amortization of deferred stock compensation	14,000	33,000
Depreciation and amortization	200,000	242,000
Changes in operating assets and liabilities:
Accounts receivable	5,000	21,000
Inventory, prepaid expenses and other assets	2,000	74,000
Accounts payable and other liabilities	119,000	(421,000)
Other assets	—0—	16,000
NET CASH USED IN OPERATING ACTIVITIES	(164,000)	(772,000)

INVESTING ACTIVITIES:
Sales of marketable securities	50,000	1,090,000
Net purchases (proceeds from sales of property, plant and equipment)	(7,000)	(41,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	43,000	1,049,000

FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(45,000)	(98,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(45,000)	(98,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(166,000)	179,000

Cash and cash equivalents at beginning period	239,000	129,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,000	$308,000

Cash paid for interest	$1,000	$14,000

See notes to condensed financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

COMPUMED, INC.

NOTE A––BASIS OF PREPARATION

The balance sheet at September 30, 2001 has been derived from our year end audited financial statements.

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2002.  For further information, refer to the financial statements for the year ended September 30, 2001 and the notes thereto included in our Annual Report on Form 10–KSB. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

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

NOTE C—COMMITMENTS

On January 26, 1998, the United States District Court for the Central District of California approved the settlement of the class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding entered into on August 5, 1996.  The final settlement is anticipated to be completed in 2002 and will involve the issuance of 770,000 shares of Common Stock and the issuance of 1,870,000 warrants for the purchase of Common Stock at a price of $3.00.  The effect of these issuances on the statement of operations was recorded during the fiscal year ended September 30, 1997.

NOTE D — MARKETABLE SECURITIES

Marketable securities consist of investments in equity and bonds in various publicly traded domestic companies and are stated at market value based on the most recently traded prices of these securities at June 30, 2002. These short-term investments are defined as assets available for sale under the provisions of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

During the nine months ended June 30, 2002, we recognized $56,000 of unrealized gains which was recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity. At June 30, 2002 and September 30, 2001, the investments in marketable securities are as follows:

Investments Types	June 30, 2002	September 30, 2001

Corporate Bonds	$9,000	$9,000
Convertible Preferred Stocks	37,000	61,000
Common Stock	375,000	354,000

Total	$421,000	$424,000

NOTE E — LEGAL ACTIONS

The Company was sued for monetary damages on August 14, 2001 in the Orange County Superior Court. This suit, case No. 01cc10485, involves a disputed consulting contract. The Company does not believe that the ultimate determination of this case will have a material adverse effect on the Company’s results of operations or financial position.

NOTE F — 2002 STOCK OPTION PLAN

On June 14 ,2002, the Company adopted the 2002 Stock Option Plan, under which 2,500,000 shares of common stock are available for grant as stock options to employees and directors. As of June 30, 2002, 550,000 options had been granted under this Plan at an exercise price of $0.25 which was the trading price of our common stock on the date of grant.

Item 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

Overview

We provide trans-telephonic ECG interpretations. Our customers include health care providers in the correctional health system, short-stay surgery centers and rural health clinics who do not have access to self-interpreting ECG machines or who desire an overread by a Board Certified cardiologist. We have implemented measures to further automate and improve our service, and we are exploring new opportunities in the existing market. However, we could lose customers who choose to receive services from a competitor or who purchase a self-interpretive machine and no longer need our ECG interpretations.  If we were to lose existing customers, they may be difficult to replace and that could have a material adverse impact on our operations and financial condition.

For the nine months ended June 30, 2002, we pursued opportunities for our OsteoGram® product both in domestic and international markets.  The U.S. hospital market at present is mature, and sales of OsteoGram® systems have been sluggish due to the large number of existing competitive units. We have reevaluated our domestic market opportunities, and we are currently refocusing our strategy towards the substantial number of primary care providers and rural hospitals.  The international markets are far less mature, especially in sectors where economies are emerging, such as Asia and South America.  We concentrate on those countries that desire the ability to provide an accurate and cost effective method for determining bone mineral density as an indicator of fracture risk, and where the cost of an expensive DXA scanner is prohibitive.  In June 2002, we received clearance to market the OsteoGram® system in China from the State Drug Administration (SDA), and marketing efforts commenced immediately thereafter.  In addition, we shipped an initial stocking order to our distributor in Europe, and the distributor’s dealer network subsequently sold 3 systems in the Middle East. We plan to aggressively pursue OsteoGram® sales on a global basis, and along those lines, we are submitting an application for a required CE mark in Europe.

Results of Operations

Our revenues from ECG operations increased 4% to $468,000 for the quarter ended June 30, 2002, as compared to $452,000 for the same period in 2001, and for the nine months ended June 30, 2002 revenues from ECG operations were $1,386,000 as compared to $1,376,000 for the same period in fiscal 2001. Our revenues from OsteoGram® sales and services for the quarter ended June 30, 2002 increased to $30,000, as compared to $27,000 for the same period in 2001, and increased to $75,000 for the nine months ended June 30, 2002, as compared to $62,000 for the same period in 2001.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold, OsteoGram® systems sold and certain overhead expenses.  For the quarter ended June 30, 2002, costs of services and goods sold increased by 5% to $162,000 from $155,000 during the same period in fiscal 2001, and for the nine months ended June 30, 2002 decreased by 12% to $470,000 as compared to $532,000 for the same period in 2001. The decrease in cost of services for the nine month periods is due to the automation of the ECG overread process.

Selling expenses increased by 83% for the quarter ended June 30, 2002 to $126,000 as compared to $69,000 for the same period in fiscal 2001, primarily due to increased marketing & sales, and litigation related expenses. For the nine months ended June 30, 2002, selling expenses decreased by 48% to $236,000 as compared to $454,000 for the same period in fiscal 2001, primarily due to a decrease in marketing expenses of the OsteoGram® in the U.S.

Our Research and Development costs increased by 13% for the quarter ended June 30, 2002 to $68,000 as compared to $60,000 for the same period in fiscal 2001, and for the nine months ended June 30, 2002, increased by 15% to $202,000 as compared to $175,000 for the same period in fiscal 2001, due to our attendance at scientific symposia and increased interaction with the medical community.

Our general and administrative expenses increased by 56% for the quarter ended June 30, 2002 to $375,000, as compared to $240,000 for the same period in fiscal 2001, primarily due to additional expenses related to our Annual Stockholders Meeting. For the nine months ended June 30, 2002, our general and administrative expenses increased by 8% to $889,000, as compared to $824,000 for the same period in fiscal 2001.

We recorded interest and dividend income for the quarter ended June 30, 2002 of $11,000 as compared to $14,000 for the same period in fiscal 2001, and for the nine months ended June 30, 2002, we recorded $31,000 as compared to $68,000 for the same period in fiscal 2001. The decrease was primarily due to a decrease in the marketable securities balance from 2002 to 2001.

Our net loss for the quarter ended June 30, 2002 was $290,000 compared to a loss of $126,000 for the same period in fiscal 2001.  The increased loss is due to increased marketing & sales, litigation related expenses and costs of the Annual Shareholders Meeting. Our net loss for the nine months ended June 30, 2002 was $513,000 as compared to $744,000 for the same period in fiscal 2001, which is principally due to the decrease in marketing expenses of the OsteoGram® and the automation of the ECG overread process.

Financial Condition and Liquidity

As of June 30, 2002 we had $422,000 of working capital, a decrease of $256,000 from September 30, 2001. This decrease in working capital is primarily a result of losses from operating activities, payments made on capital lease obligations and increased marketing & sales and litigation related expenses.

We anticipate that our current working capital will be sufficient to meet its anticipated financial needs for the next 12 months.

Factors That May Affect Future Results

The following cautionary statement is included pursuant to the Private Securities Litigation Reform Act of 1995 with respect to any forward-looking statements made by us, or on our behalf.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts.  From time to time, we may publish or otherwise make available forward-looking statements of this nature.  All such subsequent forward-looking statements, whether written or oral, and whether made by us or on our behalf, are also expressly qualified by these cautionary statements.

Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions.  Our expectations, beliefs and forward-looking statements are expressed in good faith, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, the impact of competition and pricing, the ability to attract and retain key employees and new management, the risks of patent claims or other third party liability, and the risks of launching a new product or service, such as our OsteoGram® test, changes in health care regulation, including reimbursement programs, capital needs to fund any delays or extensions of research programs and the ability to raise capital on terms satisfactory to us.

We intend to pursue additional research and/or sub-contractor agreements relating to our development projects.  Additionally, we are actively seeking partners and acquisition candidates of businesses that are complementary to its own. Such investments would be financed either by our working capital, through issuance of our securities or a combination thereof.

PART II

OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

                The Company was sued for monetary damages on August 14, 2001 in the Orange County Superior Court. This suit, case No. 01cc10485, involves a disputed consulting contract. The Company does not believe that the ultimate determination of this case will have a material adverse effect on the Company’s results of operations or financial position.

Item 2.  CHANGES IN SECURITIES

                Not Applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                On June 14, 2002, we held our 2002 Annual Meeting of Stockholders. At the meeting, the stockholders elected four directors, approved the adoption of the 2002 Stock Option Plan, and ratified the appointment of Ernst & Young LLP as our independent auditors for the 2002 fiscal year.

The voting results were as follows:

(1)           Election of Directors

Nominees	For	Abstain

John Minnick	15,709,297	395,884
John Romm	15,507,497	597,684
Stuart Silverman	15,504,097	601,084
Robert Stuckleman	15,699,277	405,904

(2)                                  Adoption of the 2002 Stock Option Plan

For	—	3,013,955
Against	—	939,284
Abstain	—	137,311
Broker Non-Votes	—	12,014,631

(3)           Ratification of Auditors

For	—	15,986,127
Against	—	84,680
Abstain	—	34,374
Broker Non-Votes	—	—0-

Item 5.  OTHER INFORMATION

                None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

Number                                 Description of Exhibit

3.1	Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]
3.2

Certificate of Amendment of Certificate of Incorporation [Incorporated by reference to Exhibit 3.1a to Amendment No. 1 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994]

3.3

Certificate of Amendment of Certificate of Incorporation [Incorporated by reference to Exhibit 3.1b to Amendment No. 2 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1994]

3.4

Certificate of Correction of Certificate of Amendment [Incorporated by reference to Exhibit 3.1c to Amendment No. 2 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1995]

3.5	By-Laws, as currently in effect [Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]
4.1	Form of Preferred Stock Certificate [Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]
4.2	Certificate of Designation of Class A Preferred Stock [Incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]
4.3	Certificate of Designation of Class B Preferred Stock [Incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]
10.1	1992 Stock Option Plan [Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]
10.2	Form of Non-Qualified Stock Option Agreement [Incorporated by reference to Exhibit 10 to our Registration Statement on Form S-8 (File No. 33-63435), filed October 14, 1995]
10.3

Commercial Office Lease dated August 16, 1999 between us and L.A.T. Investment Corporation, a California corporation [Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999]

10.4	2002 Stock Option Plan [Incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 0-14210), filed on May 3, 2002]
10.5	Form of Stock Option Agreement**
11	Statement re: computation of per share earnings*
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Data required is provided in note B to the condensed consolidated financial statements in this report.
** Included herein

(b)         Form 8-K — During the fiscal quarter ended June 30, 2002, we did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUMED, INC.
(Registrant)

Date August 13, 2002	By:	/s/ John G. McLaughlin
John G. McLaughlin
President and Chief Executive Officer

Date August 13, 2002	By:	/s/ Phuong Dang
Phuong Dang
Controller (Principal Financial Officer)