Form 10KSB
period 2002-09-30
COMPUMED INC
filed 2002-12-30
CIK 700998

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2002

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

(310) 258-5000
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par value
Title of Class

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES   ☐ NO

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Revenues for the fiscal year ended September 30, 2002 totaled $1,955,000.

As of September 30, 2002, 17,869,309 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by non-affiliates was approximately $2,027,000.

Documents incorporated by reference: None

PART I

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements made by, or on behalf of, the Company.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts.  From time to time, we may make written or oral statements that are forward-looking including statements contained in this report and other filings with the Securities and Exchange Commission.  These forward-looking statements are principally contained in the sections captioned “Business” and “Management’s discussion and Analysis of Operations”.  In those and other portions of this Form 10-KSB, the words “anticipates”, “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions as they relate to us or our management are intended to identify forward-looking statements.  All such forward-looking statements are expressly qualified by these cautionary statements.

Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions.  Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, the impact of competition, dependence on key employees and the need to attract new management, effectiveness and costs of sales and marketing efforts, acceptance of product offerings, ability to expand into new markets, the risks of patent claims or other third party liability, and the risks of launching a new product or service, such as our OsteoGram® test, changes in health care regulation, including reimbursement programs, capital needs to fund any delays or extensions of research programs and the availability of capital on terms satisfactory us.  We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

CompuMed, Inc. (“we”, “our”, the “Company” or “CompuMed”) is a healthcare informatics company that provides diagnostic software solutions for the medical community in the areas of bone mineral density measurement and the remote interpretation of electrocardiograms.  Our two main products are the OsteoGram® and CardioGram systems.  The OsteoGram® is our proprietary software that utilizes a standard x-ray of the hand to screen, diagnose and monitor osteoporosis, a disease that affects over an estimated 200 million people worldwide.  The CardioGram consists of computer-aided telemedicine services for cardiology that offers on-line computer interpretation of electrocardiograms (ECG’s) to physicians, government and corporate healthcare providers.  We incorporated in the State of Delaware on July 21, 1986.

Recent Events

In May 2002 the Board of Directors appointed John G. (Jerry) McLaughlin as Chief Executive Officer and Robert Stuckelman was elected Chairman of the Board. Mr. McLaughlin has a strong background in senior management, especially in the areas of domestic and international marketing and sales.  Mr. Stuckelman was the founder of CompuMed and has been an active member of our Board of Directors since the Company’s inception.  In addition, Board member, Stuart Silverman, M.D., took on the added responsibility of Medical Director.

Our new management redirected the sales and marketing efforts toward improving our effectiveness and geographic reach both with the ECG and OsteoGram® product lines.  Our focus for the OsteoGram® product expanded to include the primary care provider market in the U.S. and international markets in select geographic areas. These early international efforts are mainly focused on gaining regulatory approval and identifying suitable distribution partners in target countries. In addition, we are developing strategic partnerships with established imaging firms.

We also decided to place more resources on our core ECG business.  We believe that a number of marketing opportunities can be exploited in a cost-effective manner.  The potential success of these efforts should allow us to continue growth in this profitable area of our business.

Some of our top priorities during the past year were containing costs and slowing the reduction of our financial resources.  We continue to control costs, and achieving a long-term cash flow positive business is paramount.

We are also working on ways to reduce the cost of goods by negotiating with our suppliers.  We expect that negotiations will lead to reduced costs that will allow us to become more competitive, particularly in the price sensitive ECG market.

Organizational issues are also a high priority for us and the expansion of our sales and marketing efforts will require additional management personnel and augmented customer support.  For the short term, we are utilizing a cost-effective mix of experienced independent consultants to assist us in navigating through the complex field of distribution and marketing strategies.

We also plan to explore suitable acquisition candidates, and we hope that we will be able to add necessary critical mass that adds to our distribution efforts.

THE OSTEOGRAM®

General

OsteoGram® utilizes a standard x-ray of the hand to provide the medical community with a cost-effective method of measuring bone mineral density (BMD).  Low BMD is the primary indicator of osteoporosis.  The OsteoGram® uses Radiographic Absorptiometry (RA) to measure bone mineral density.  Using standard x-ray equipment, two Posterior-Anterior views of the left hand fingers are taken with an aluminum alloy reference wedge in each exposure.  The calibration wedge is used to adjust for any differences among x-ray equipment, exposures, and types of film and development processes.  The developed film is scanned with a standard desktop scanner, and the OsteoGram® software analysis program rapidly produces an accurate and precise BMD report.

The practical implementation of the Radiographic Absorptiometry technique began in the early 1980’s.  We applied several enhancements to the technique in the early 1990’s, and in the middle of the decade, the OsteoGram® test was made available to doctors as a central-lab-based service.  This required that the hand x-ray films be mailed by the healthcare provider to a special laboratory for analysis by skilled technicians.

In May 1999, we received clearance from the United States Food and Drug Administration (FDA) to market an automated version of the OsteoGram® software for use as a stand-alone product by physicians.  The automated OsteoGram® utilizes a desktop scanner and a personal computer to digitize an x-ray film and to process a bone density measurement analysis, and produces a BMD report.

We entered the international markets in fiscal 2002 through a selected effort in Europe, the People’s Republic of China and the Middle East.  Although initial sales were nominal the past fiscal year, we believe that a substantial market resides outside of the U.S., where 40-50% of the global market for medical devices exists.  We attended Medica in November of 2002 to explore distribution relationships with firms in a limited number of countries.  Located in Dusseldorf, Germany, Medica is the world’s largest all-medical trade show.  Although successful entry into the European Union (EU) will require a CE Marking, we can enter the Middle Eastern, Asian and Latin American markets immediately upon signing suitable distribution partners.  CE Marking is an abbreviation of a French phrase “Conformite Europeene”.  The marking indicates that the manufacturer has conformed to all the obligations required by EU legislation.

Distribution is a key element to the success of our OsteoGram® platform.  Domestic sales efforts in fiscal 2002 were disappointing, and market research indicates that the market opportunity is in the primary care physician market.  Since competitors already occupy most of the traditional distribution channels in this arena, and since the cost of fielding an OsteoGram® field sales force is prohibitive, we are working with a select group of independent sales representatives and regional radiographic and diagnostic distributors that routinely call on our target markets.  In addition, we seek strategic partnerships with established companies in the imaging field.  We believe our OsteoGram® product provides a value-added application for their existing digital imaging products and network servers that can generate Medicare reimbursement revenue.

We also plan to increase awareness of our OsteoGram® product by attending additional domestic and international trade shows in target market segments and key geographical regions.  We plan to supplement these efforts by publishing scientific papers and by making presentations at key scientific meetings.

We continue to expand our research and development efforts for the OsteoGram® technology by developing a new application to follow the progression of arthritis with the same x-ray of the hand used to analyze osteoporosis.  We filed our first patent application for this procedure in July 2002, and we presented two papers at prestigious scientific meetings.  This is an exciting area for future growth of our products and services.

Osteoporosis

Osteoporosis is a disease characterized by low bone mass and structural deterioration of tissue leading to bone fragility and an increased susceptibility to fractures of the hip, spine and wrist.  While there is increased global awareness of osteoporosis, the disease is often under-diagnosed and under-treated.

According to the International Osteoporosis Foundation (IOF), osteoporosis affects over 200 million people worldwide, 80% of which are women.  Osteoporosis is a major public health threat for 44 million Americans, and the disease costs the U.S. healthcare system in excess of $17 billion annually, compared to breast cancer at $6 billion.  In fact, more people die of osteoporosis-related fractures each year than die of breast cancer.

In July of 2002 the National Institutes of Health (NIH) halted a large, in-progress study examining the effects of hormone replacement therapy (HRT).  The study, which was one of the five major studies that comprise the large clinical trial called the Women’s Health Initiative, was discontinued because the hormones appeared to increase a woman’s risk of breast cancer as well as heart disease, blood clots and stroke. This news caused the medical community to question one of the long-accepted practices in the treatment of female menopausal symptoms.  HRT is known to protect women against bone loss; however, the negative implications of increased heart disease, stroke and cancer were largely unknown.  Subsequently millions of women discontinued HRT therapy, which increased concern about bone loss.  As a result, there was an increased awareness of BMD testing and testing methods.

In addition, the U.S. Preventative Services Task Force (USPSTF) recently published it own recommendations that women over the age of 65 be tested for osteoporosis. The National Osteoporosis Foundation soon followed with a strong reaffirmation of their recommendations for osteoporosis testing.

We believe that the global awareness of osteoporosis is increasing, and that there will be a resurgence of interest in BMD testing as a result of the increased publicity.  We also believe that osteoporosis testing is a significant public health care issue that can best be dealt with in a routine manner in the primary care setting.

Competition- OsteoGram®

Bone mineral density (BMD) measurements are the primary methods used to assist physicians in detecting osteoporosis.  BMD is measured by passing x-ray beams or ultrasound through bone and determining how much energy the bone absorbs.

Our primary competition for the OsteoGram® comes from less accurate ultrasound and peripheral devices, and from expensive x-ray based equipment that is already in place.  The most common x-ray based technique is dual x-ray absorptiometry (DXA).  Our competition also uses single-energy x-ray absorptiometry (SXA), quantitative computed tomography (QCT), peripheral quantitative computed tomography (pQCT), and radiographic absorptiometry (RA).  All radiographic techniques in use today have been validated through extensive clinical studies and are currently approved in the U.S. for Medicare reimbursement.  RA is the technology we employ because of its accuracy, ease of use and relative low cost.

The DXA products typically cost from $70,000-$150,000 and require continued maintenance during their lifetime.  They also require specially trained technicians, who must be licensed in most states.  Our OsteoGram® uses existing x-ray equipment that is widely available at most physician offices and health clinics.

The OsteoGram® was developed to enhance the use of existing radiological equipment for generating BMD reports comparable to tests performed on the expensive, dedicated DXA equipment generally found in hospitals and specialty practices.  Hence, point-of-care facilities that can benefit the most from such a system are entities that have standard x-ray equipment (or easy access to it) and would like to perform in-office diagnostic bone density testing without purchasing additional complicated and costly equipment.

We experience extensive entrenched competition in this area.  We compete by offering cost effective testing.

DXA is currently the mostly widely used osteoporosis detection technology, with a worldwide installed base of approximately 16,000 machines.  The DXA market is divided into “whole-body” machines, which are designed to measure bone mass and density at a variety of skeletal sites (primarily the hip and spine), and “peripheral” machines, which measure bone mass and density at appendicular sites (forearm, hand or heel).

The leading manufacturers of whole-body DXA scanners include General Electric’s Lunar Division (U.S.A.) and Hologic, Inc. (U.S.A.), which together command most of the worldwide DXA market.  The leading manufacturers of peripheral DXA machines are General Electric, Hologic, Norland, Osteometer (a Danish subsidiary of OSI Systems, U.S.A.), and Schick Technologies, Inc.

Quantitative Computed Tomography (QCT) utilizes existing computed tomography (CT) scanners that have been upgraded with specialized software, while pQCT utilizes specialized peripheral CT machines.  QCT and pQCT are expensive to perform and require a high degree of expertise to operate properly.  In addition, the radiation dose is quite high compared to the OsteoGram® process.

Quantitative Ultrasound (QUS) bone densitometers were introduced in the early 1990s, and they are widely available. General Electric Lunar and Hologic are leaders in the ultrasound market segment; however, the market also includes numerous regional manufacturers such as Myriad and Sunlight (Israel), IGEA (Italy) and McCue (Great Britain).  The Company believes that there are now approximately 10,000 QUS machines installed worldwide.  QUS has FDA clearance for screening in the U.S., but unlike the OsteoGram®, is not cleared for diagnosis and monitoring.  Medicare has approved QUS for reimbursement.

DXR was introduced to European markets in 1998 and gained approval for marketing in the US in 1999.  Although the system physically resembles the OsteoGram®, it only estimates bone density.  In addition, DXR does not predict fracture risk, which the OsteoGram® does.  Pronosco A/S (Denmark) originally manufactured the X-posure system, consisting of a PC, an x-ray digitizer (scanner), a printer and software.  Sectra SE, a Swedish imaging company, recently purchased Pronosco.

The only manufacturer using RA technology, other than CompuMed, is Alara, Inc. (U.S.A.).  In 2000 the FDA approved Alara’s self-contained, tabletop system that performs digital RA of the hand.  Alara appears to be currently focused on imaging applications away from the BMD field.

BIOCHEMICAL MARKER TESTS that measure the level of bone metabolic substances present in the blood or urine were introduced in the 1990s.  There is no clear consensus yet on the appropriate use of these technologies, since they only measure the rate of bone loss, not bone density.  Although their role in monitoring the effect of drug therapy may grow, their use at the present time is limited.  Manufacturers of biochemical marker tests include Quidel Inc. (U.S.A.) and Ostex International, Inc. (U.S.A.).

Our existing and potential competitors consist principally of companies that have substantially greater financial, technical, marketing, distribution and other resources, greater current market penetration and longer-standing relationships with customers than us.  We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including the price, quality and performance our products and those of our competitors.  Other factors include the timing and success of our new product introductions and our competitors, the development of technical innovations, the number and nature of our competitors in a given market, and general market and economic conditions.  There can be no assurance that we will be able to compete successfully in the future.

ECG SERVICES

General

We have been a supplier of telemedicine services, establishing one of the nation’s largest telecommunications networks for processing electrocardiograms (ECG’s) on a real time basis, for nearly twenty years.

Using a CompuMed ECG terminal, an ECG can be acquired from a patient, telecommunicated to our central computers, analyzed and received back on the ECG terminal where the ECG trace and computer interpretation are printed- all within three minutes.  If necessary, we can provide an “overread” by a cardiologist and return the results within an hour.  We bill for this service on a per-use basis, and we sell a full range of ECG supplies including electrodes, recording paper, gel, and patient cables.

ECG analysis services are available to users by telephone 24 hours a day, seven days a week.  Our computer laboratory is staffed (or on-call) at all times and has been recently upgraded to provide additional features and faster turn around time for “overreads” by replacing telephone requests with electronic notification.

We currently provide ECG equipment and services to over 900 government and corporate healthcare facilities, clinics, and hospitals nationwide.  Our customers include physicians, correctional healthcare facilities, ambulatory surgery centers, clinics, rural hospitals, occupational health facilities, behavioral health facilities and clinical research organizations.

ECG terminals are available for purchase, rental or lease, and transmission fees are charged on a per-use basis.  Customers who choose to purchase an ECG terminal are charged either hardware maintenance fees or repair fees for maintaining and repairing the equipment.  The latest ECG terminals are more compact and lightweight than our previous equipment models, and they have the ability to store multiple ECG recordings before transmitting ECG data for processing.

We assess our customer’s equipment needs on an ongoing basis, and we plan to offer upgraded ECG instruments with value-added features that should expand our market reach.  We are also evaluating the need for a web-based service that would allow us to enter the international markets and those domestic markets where Internet access is readily available.  A web-based service would not only extend our reach, but also significantly reduce costs by eliminating the need for long distance phone transmissions.  A web-based system would also enable a number of features including archiving and comparisons with previously stored ECGs.

Marketing - ECG Services

We believe that there are growth areas for the ECG business that can be exploited with minimal efforts.  We have identified higher margin segments, and test marketing is underway.  In addition, we increased our attendance at correctional trade shows, along with advertising in select trade publications.

A proactive, outbound marketing approach will be a key strategy for fiscal 2003, and we plan to identify and contact key current and potential customers to expand our business in targeted segments.

Besides seeking cost reduction with our main suppliers, we are seeking co-marketing agreements with suppliers that will benefit both parties.  Equipment upgrades are also being explored, which will enable us to enter higher margin segments.  A critical component of the upscale market segments is customer support.

We target our sales efforts for ECG products and services toward physicians, correctional healthcare facilities, ambulatory surgery centers, rural hospitals and occupational health facilities located throughout the U.S.  We maintain a long-standing customer base with contracts for services generally extending between one to three years.  New customers are generated mostly by our direct sales efforts.  We advertise in trade journals and attend national and regional medical conventions to generate leads for selling our services, equipment and supplies.

Competition - ECG Services

Our primary competitors are the Laboratory Corporation of America, Biomedical Systems, Inc. and Covance, Inc.  These companies all offer ECG terminals that provide ECG interpretation and data storage services at a central location.  We estimate that our centralized ECG analyses constitute less than 1% of the total number of ECGs taken each year in the U.S.

The overall domestic ECG market is mature and expanding at a nominal rate.  However, we believe that the demand for the centralized ECG services that we provide may increase due to the trend toward decentralized diagnostic testing with central interpretation and data storage.  The principal methods under which we compete are service, ease-of-use, and price.

Our existing and potential competitors consist principally of companies that have substantially greater financial, technical, marketing, distribution and other resources, greater current market penetration and longer-standing relationships with customers than us.  We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including the price, quality and performance our products and those of our competitors.  Other factors include the timing and success of our new product introductions and our competitors, the development of technical innovations, the number and nature of our competitors in a given market, and general market and economic conditions.  There can be no assurance that we will be able to compete successfully in the future.

Assembly, Repair and Customer Service

We repair and maintain most of the electrocardiographs rented, leased or sold to our customers.  All repair and assembly operations are conducted at our headquarters.  Our internal customer service staff handles customer equipment and training problems, and our customer service department also handles initial installation and set-up usually over the telephone.

GOVERNMENT REGULATION

The Health Care Finance Administration approves diagnostic tests for reimbursement by Medicare.  The OsteoGram® is approved for reimbursement by Medicare as a centralized laboratory test and as a stand-alone system.  Government regulations may change at any time and Medicare reimbursement for the OsteoGram® test, as well as for other bone mineral density tests, may be withdrawn or reduced.  Furthermore, other forms of testing for bone mineral density as an indicator of osteoporosis have been or may be approved for reimbursement, which may reduce our market share or profit margins for such services.

Our OsteoGram® test and automated software have been cleared by the FDA for use and sale.  The OsteoGram® software is subject to regulation as a medical device.  Our CardioGram computer interpretation services are also regulated by FDA and are in full compliance.

PATENTS AND PROPRIETARY RIGHTS

The U.S. Patent and Trademark Office awarded us our first patent in June

2001.  The patent covers twenty aspects of Method and Apparatus for determining Bone Mineral Density.  In addition, we have a second patent pending, which includes twenty claims covering image processing and bone segmentation technology.  The issuance of this second patent is expected in the second half of fiscal 2003.  There is no assurance that the second patent will be issued, or that any issued patents will provide protection from competitors, or that any patents, if challenged, will be upheld by the courts.  OsteoGram® trademark is a registered trademark of CompuMed.

In July 2002 we filed a provisional U.S. patent application for software to monitor the progression of both inflammatory and degenerative joint disease, such as rheumatoid and osteoarthritis.  The application covers a system that uses many of the same imaging tools employed in our OsteoGram® product for the screening, diagnosis and monitoring of osteoporosis, but extends the system into the area of monitoring joint degeneration.  This new feature will be sold as an add-on module to the current OsteoGram® product.

EMPLOYEES

As of September 30, 2002, we had 16 full-time and 1 part-time employee, in addition to our network of sales representatives.  None of our employees is represented by a labor union and we have experienced no work stoppages.  We consider our relations with our employees to be good.  We also retain consultants from time to time when necessary.  Independent cardiologists are retained for ECG “overreads” on a per-diem basis, and we believe that such relationships are good.

RESEARCH AND DEVELOPMENT

Our R&D efforts in fiscal 2003, will focus primarily on expanding the OsteoGram® platform with differentiating features and additional applications that will open new market segments and expand our business with existing customers.  Our arthritis module will allow clinicians to help patients with this debilitating affliction by offering the first automated procedure to follow the progression of the disease.  We believe that this product will initially carve out a place for itself during the clinical trials of some of the new generation of biotech drugs currently in the pipeline.  Our DICOM compliant version of the OsteoGram® platform will open up a new market for our product with the large players in the imaging arena.  In addition, we have drawn up a plan to develop a new, lower-cost version of the OsteoGram® that will open up a new market segment for customers that would rather purchase BMD testing on a “Per Test” basis.  This product line extension will allow us to market a system that will have a long-term annuity stream, similar to firms in the diagnostic business.

We have also upgraded our OsteoGram® computer hardware in the last quarter of fiscal 2002, offering our customers an attractive 17-inch flat-paneled monitor with an integrated CPU.  We also successfully negotiated a price/volume agreement with a new supplier of high-resolution scanners that will allow us consistent performance and lower costs.

We are actively engaged in the development of potential diagnostic products based on the technologies covered by our first patent awarded by the U.S. Patent and Trademark Office in June 2001 and a second patent expected in the first half of fiscal 2003.  An additional patent filed in Q4 will protect our intellectual property as CompuMed develops a new application to follow the progression of arthritic disease.  We expect that a portion of this development will be funded by research grants, contracts and SBIR (Small Business Innovation Research) grants.

In fiscal year 2001 and 2002, the Company spent $436,000 in Research and Development. None of such costs were borne by the customers.

INSURANCE

We maintain liability insurance on our current products and are not aware of any claims based on the use or failure of our products that are expected to have material adverse effect on our operations or financial condition.  There is no assurance that claims made in the future with respect to our products will be successfully defended or that insurance carried by the Company will be sufficient.  Furthermore, there is no assurance that liability insurance will continue to be available to us on acceptable terms.

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate office, computer center and warehouse facilities are located in 9,496 square feet in an office building located at 5777 West Century Blvd., Los Angeles, CA  90045.  This facility is leased through August 2004 at a monthly rental of $9,577 per month during the first year with 3% annual increases in the ensuing lease years. We have the option to extend the lease term for an additional five years.  This is a full service lease that includes utilities, maintenance and taxes on the property, janitorial and security service.

ITEM 3.  LEGAL PROCEEDINGS

We were sued for monetary damages on August 14, 2001 in the Orange County Superior Court. This suit, entitled CompuMed, Inc. adv. V. Montegrande & Co., et. al., case No. 01cc10485, involved a disputed consulting contract.  We settled this litigation in August 2002 by a  one-time payment of $65,000 to the plaintiff.

To our knowledge, we are not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to stockholders during the fourth quarter of the fiscal year ended September 30, 2002.

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock is currently listed on the over-the-counter (OTC) bulletin board under the symbol “CMPD.OB”.  Prior to December 1, 1999, our Common Stock was listed on NASDAQ.  The following table sets forth the range of high and low bid prices for the Common Stock during the periods indicated.  For the period after December 1, 1999, the prices set forth below represent inter-dealer prices, which do not include retail mark-ups and markdowns, or any commission to the broker-dealer, and may not necessarily represent actual transactions.

Year ended September 30, 2001 Quarter Ended:	Common Stock
	High	Low

December 31, 2000	$.72	$.13
March 31, 2001	.50	.14
June 30, 2001	.26	.11
September 30, 2001	.28	.11

Year ended September 30, 2002 Quarter Ended:	Common Stock
	High	Low

December 31, 2001	$.15	$.06
March 31, 2002	.40	.09
June 30, 2002	.44	.15
September 30, 2002	.28	.09

As of September 30, 2002, there were approximately 640 record holders of Common Stock.  Such amounts do not include Common Stock held in “nominee” or “street” name.

We have not paid cash dividends on our Common Stock since our inception.  At the present time, we intend to follow a policy of retaining any earnings in order to finance the development of our business and do not anticipate paying any cash dividends in the foreseeable future.

Our Common Stock is traded on the OTC Bulletin Board under the symbol CMPD.OB.  On December 3, 2002 the stock was traded at $0.12.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining and available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,873,483.49		1,950,000
Equity compensation plans not approved by security holders	2,170,150	2.74	-0	-
Total	5,043,633	1.46	1,950,000

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This analysis should be read in conjunction with the consolidated financial statements and notes thereto.  See ITEM 7 “Financial Statements” and ITEM 13 “Exhibits and Reports on Form 8-K”.

RESULTS OF OPERATIONS

Fiscal Year Ended September 30, 2002 as compared to 2001

Total revenues for fiscal 2002 were $1,955,000 as compared to $1,927,000 in fiscal 2001 representing an increase of 1.5%.  The ECG Services revenues during fiscal 2002 increased 1% to $1,696,000 from $1,673,000. ECG product and supplies sales decreased in fiscal 2002 to $138,000 from $185,000 due to the continuing trend towards equipment leasing in lieu of outright purchase.  During fiscal year 2002 the OsteoGram® revenue increased to $121,000 from  $69,000.  The increase was due to our initial launch of the OsteoGram® in the international markets.

Cost of ECG Services for fiscal year 2002 decreased by 10% to $508,000 from $562,000 due to departmental restructuring, including staff reductions.  Cost of goods sold of ECG for fiscal year 2002 decreased by 18% to $97,000 from $118,000 for fiscal year 2001, due to lower sales in ECG product and supplies.  Cost of goods sold of OsteoGram® decreased by 7% during fiscal year 2002 to $13,000 from $14,000 for fiscal year 2001, because OsteoGram® sales to international distributors did not include computer hardware, which is normally purchased locally.

Selling expenses decreased by 36% for fiscal year 2002 to $364,000 from $572,000 for fiscal 2001, due to a phasing down of initial product launch expenditures.  We launched the OsteoGram® in June 2000, therefore large expenses in promotional activities were incurred in fiscal 2000 and gradually reduced as follows: fiscal year 2000 - $792,000, fiscal year 2001-$572,000 and fiscal year 2002-$364,000.

General and administrative expenses in fiscal year 2002 increased 2% to $1,097,000 from $1,071,000 for fiscal year 2001 due to costs related to the Annual Shareholders Meeting, which was not held in 2001.

Research and development costs decreased slightly for fiscal year 2002 to $217,000 from $219,000 for fiscal year 2001 primarily as a result of reduced consulting expenditures.

Interest income decreased by 49% for fiscal year 2002 to $41,000 from $80,000 for fiscal year 2001 due to decreased investments in marketable securities and reduced interest income on such investments.

The net loss decreased to $494,000 for fiscal year 2002 from $897,000 for fiscal year 2001. The decrease is primarily due to a reduction of OsteoGram® promotional activities and gains on our investment portfolio.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had approximately $327,000 in cash and marketable securities, as compared to a balance of $663,000 at September 30, 2001.  The net decrease of $336,000 in cash and marketable securities is primarily due to losses from operations.  Purchases of property, plant and equipment was $39,000 both in fiscal 2002 and in fiscal 2001.  The decrease of working capital to $366,000 from $678,000 is primarily a result of losses from operations.

We have historically used existing cash and readily marketable securities balances to fund operating losses and capital expenditures.  We had raised these funds in 1997 through 2000 through the placement of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants.

We have incurred recurring losses and had net losses aggregating $1,391,000 in fiscal years ended September 30, 2002 and 2001.  Our business strategy includes an increase in OsteoGram® sales through domestic and international marketing and distribution efforts.  We intend to finance this business strategy by using our current working capital resources and cash flows from existing operations, including the ECG and OsteoGram® businesses.  There can be no assurance that the OsteoGram® sales will be sufficient to offset related expenses.

We anticipate that our cash flow from operations, available cash and marketable securities will be sufficient to meet our anticipated financial needs for at least the next 12 months.  However, in certain circumstances we may need to raise additional capital in the future, which might not be available on reasonable terms or at all.  Failure to raise capital when needed could adversely impact our business, operating results and liquidity.  If additional funds are raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our Common stock.  Our Common Stock is currently listed on the over-the-counter (OTC) bulletin board which will make it more difficult to raise funds through the issuance of equity securities (prior to December 1, 1999, our Common Stock was listed on NASDAQ).  We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

Our primary capital resource commitments at September 30, 2002 consist of capital and operating lease commitments, primarily for computer equipment and for our corporate office facility.

We intend to pursue additional research and/or sub-contractor agreements relating to our development projects.  Additionally, we may seek partners and acquisition candidates of businesses that are complementary to our own.  Such investments would be subject to our obtaining financing through issuance of debt or other securities.  No assurance can be given that any acquisition would not be dilutive to stockholders.

Contractual Obligations

The timing of our future contractual obligations and other commercial commitments are summarized in the following table. For more information see Note E to the Financial Statements.

Contractual Obligations

Payments Due by Period

	Total	Less than 1 year	1-3 years	3 - 5 years	After 5 years
Capital Leases	$17,000	9,000	8,000	—	—
Operating Leases	$223,000	121,000	102,000	—	—

Critical Accounting Policies

On December 12, 2001, the Securities and Exchange Commission (SEC) issued a financial reporting release, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” (“FR-60”). The SEC alerted public companies to the need for improved disclosures about critical accounting policies. FR-60 defines “critical accounting policies” as those most important to the financial statement presentation and that require the most difficult, subjective, complex judgments. The SEC announced an expectation that public companies would provide disclosures responsive to FR-60, including disclosures in Management’s Discussion and Analysis, in annual reports for fiscal years ending on or after December 31, 2001.

Due to the nature of the business, few critical accounting policies are applicable and no subjective, complex judgments have been made by the Company with respect to accounting estimates. The accounting policies of the Company are disclosed in Note A to the Financial Statements included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2002.

New Accounting Pronouncements

Our financial statements as of and for the year ended September 30, 2002 are not affected by new accounting pronouncements.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are included as a separate section following the signature page to this Form 10-KSB:

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information concerning our directors and executive officers as of September 30, 2002:

Name	Position with Company	Year Became Director	Age
Robert Stuckelman	Chairman of the Board	1973	70
John G. McLaughlin	President, CEO		54
John Minnick	Director	1985	54
John Romm, M.D.	Director	1997	72
Stuart L. Silverman M.D.	Director	1999	55
Phuong Dang	Controller and Secretary		46

The terms of the Board of Directors will expire at the next annual meeting of stockholders.  Our officers are elected by the Board of Directors and hold office at the will of the Board.

BACKGROUND EXPERIENCE OF DIRECTORS AND OFFICERS

Mr. Stuckelman founded the Company in 1973 and served as its President until 1982.  From 1982 through 1989 Mr. Stuckelman was a business consultant for small and medium size companies.  In 1989 he rejoined the Company as President and Chief Executive Officer, in which capacities he served until October 1994.  Mr. Stuckelman has been a director of the Company since its incorporation.  He became Chairman of the Board in April 2002.  From 1994 to present, he has been President of Technical Management Consultants, which provides business consulting services to many companies.  He holds an MSEE from the University of Southern California and a BEE from Cornell University.

Mr. McLaughlin has thirty years of experience in the medical products arena, most recently as President of the Great Circle Consulting Group, Inc. from May 1998 through May 2002.  There he provided strategic and operational guidance to domestic and international firms in the medical device, diagnostic and biotech markets.  Mr. McLaughlin’s prior experience includes five years as an officer and Vice President of Marketing and Sales at Diagnostic Products Corporation (NYSE:DP), a global leader in the design, manufacture and marketing of clinical laboratory instrumentation.  He served in that capacity from February 1993 to February 1998.  Prior to that, McLaughlin was the President of Biometric Imaging, which was subsequently acquired by Becton Dickinson in 1999.  He holds a Bachelor of Science degree in Pharmacy from the State University of New York at Buffalo.

Mr. Minnick is President of Minnick Capital Management, an investment management firm from 1972 to present.  Mr. Minnick is a member of the Kansas and Federal Bar.  He has served as a director on other corporate and non-profit boards and is a member of the Association for Investment Management and Research (AIMR).  Mr. Minnick is a graduate of Washburn University (BA) and the Washburn University School of Law (JD).

Dr. Romm has practiced internal medicine and gastroenterology in private practice from 1962 to present.  He earned his MD at Wayne State College of Medicine and also holds a BS in biology.  He is an associate professor of medicine at the University of California, Los Angeles and is an attending physician at Cedars-Sinai Medical Center.

Dr. Silverman has been the Medical Director of the Osteoporosis Medical Center in Beverly Hills, CA, from 1986 to present. The OMC is a nationally recognized clinical research center for osteoporosis and is also a Clinical Professor of Medicine at the UCLA School of Medicine.  Dr. Silverman is a graduate of the Johns Hopkins University Medical School (1973) and earned his undergraduate degree from Princeton University (1969) Cum Laude in biology.  He is an internationally recognized authority on osteoporosis and related fields and has been principal investigator for six research grants in the field of osteoporosis and has authored numerous published articles in the field.

Phuong Dang has been with the Company since 1990 and has served as the Controller and Corporate Secretary since 1997.

There is no family relationship among the directors or executive officers of the Company.

BOARD MEETINGS AND COMMITTEES

Our Board of Directors held a total of four meetings during the fiscal year ended September 30, 2002.  All of our Directors attended each meeting.

Audit Committee

The Audit Committee is primarily responsible for approving the services performed by our independent auditors and reviewing reports of our internal and external auditors regarding our accounting practices and systems of internal accounting controls.  This Committee currently consists of Mr. Stuckelman and Mr. Minnick.  The Audit Committee met three times during the fiscal year ended September 30, 2002.

Compensation Committee

The Compensation Committee reviews and approves our compensation policy and has assumed responsibility for administration of our 2002 Stock Option Plan.  This Committee currently consists of Dr. Romm and Dr. Silverman.  The Compensation Committee met once during the fiscal year ended September 30, 2002.

Executive Committee

The Executive Committee is comprised of Mr. Silverman and Mr. Stuckelman and meets monthly with the Chief Executive Officer.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely on its review our records, we believe that, during the year ended September 30, 2002, our officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements under Section 16 of the Security Exchange Act of 1934, as amended.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal year ended September 30, 2002 for our chief executive officer and all executive officers whose compensation exceeded $100,000 for such fiscal year.

Name and Principal Position	Fiscal Year	Annual Salary		Bonus		Stock Options
Herbert S. Lightstone, President, CEO and Director(1)	2002	$116,000		-0	-	495,000	(2)

John G. McLaughlin, President and CEO	2002	$150,000	(3)	-0	-	150,000	(4)

(1) Mr. Lightstone’s employment agreement expired May 31, 2002.

(2) Stock options terminated/unexercised as result of Mr. Lightstone’s cessation of employment.

(3) Annualized compensation based on commencement date of May 15, 2002 which $53,000 of which was paid in fiscal year 2002.

(4) 100,000 stock options were granted in fiscal year 2002 and 50,000 in November 2002 upon finalization of the employment agreement.

                Each of the Directors received an annual Board of Directors fee of $10,000, the Chairman received an additional $4,500. In addition to the Board of Directors fee, Directors receive $750 per meeting as compensation when they serve as a member of the Executive, Audit or Compensation Committee. Such amount is reduced to $250 if the committee meeting is held by teleconference or on the same day as board meeting.

In fiscal year 2002, each of the Directors received 100,000 stock options. Mr. Stuckelman and Dr. Silverman received an additional of 25,000 shares each for serving as Chairman and Medical Director, respectively.

EMPLOYMENT AGREEMENTS

                Mr. Lightstone's employment agreement expired on May 31, 2002.

                We entered into a temporary employment agreement with John G. McLaughlin, President and CEO, from May 20, 2002 through September 30, 2002.  Under the terms of the agreement, Mr. McLaughlin received an annualized compensation of $150,000 and standard employee options to purchase 100,000 shares of Common stock at an exercise price of $0.25 per share.  Subsequently we entered into a long-term agreement with Mr. McLaughlin through September 30, 2004.  This agreement provides a base salary of $150,000 per year and a performance bonus with a target of $150,000 for revenue, profit and other criteria far exceeding fiscal year 2002. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of Common stock at an exercise price of $0.20 per share. In the event Mr. McLaughlin’s employment agreement is terminated by us without cause, or by Mr. McLaughlin for good reason, he is entitled to receive all accrued compensation plus any bonus he would otherwise received.

EMPLOYEE STOCK OPTION PLANS

The Company adopted a stockholder approved 1992 Plan in March 1992 and 2002 Plan in June 2002.  The 1992 Plan and the 2002 Plan are substantially the same. Each of the plans was adopted to recruit and retain selected officers and other employees by providing equity participation in the Company to such individuals. Under both plans, regular salaried employees, including directors who are full time employees, may be granted options exercisable at not less than 100% of the fair market value of the Common Stock on the date of grant.  The exercise price of any option granted to an optionee who owns stock possessing more than 10% of the voting power of all classes of our stock must be 110% of the fair market value of the Common Stock on the date of grant and the duration of the options granted may not exceed five years.  Options generally become exercisable at a rate of 33% of the shares subject to an option one year after its grant.  The remaining shares generally become exercisable over an additional 24 months.  The duration of options may not exceed ten years.  Options under these plans are nonassignable, except in the case of death and may be exercised only while the optionee is employed by us or, in certain cases, within three months after termination of employment or six months after death or disability.  The purchase price and number of shares of Common Stock that may be purchased upon exercise of options are subject to adjustment in certain cases, including stock splits, recapitalizations and reorganizations.

Both the amount of options granted and to whom they are granted are determined by the Board of Directors with the recommendation of the Compensation Committee, at their discretion.  There are no specific criteria, performance formulas or measures applicable to the determination of the amount of options to be granted and to whom such options are to be granted.

STOCK OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
Name	Number of Securities (shares of Common Stock) Underlying Options Granted(1)		% of Total Options Granted to Employees/Directors in Fiscal Year	Exercise Price ($/share)	Expiration Date
Herbert S Lightstone	-0	-	0%	N/A	N/A

John G. McLaughlin	100,000		18%	$.25	2012

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

None

SAVINGS AND RETIREMENT PLANS

In July 1987, we instituted a Savings and Retirement Plan (the “S&R Plan”).  Under the S&R Plan, every full-time salaried employee who is 18 years of age or older may contribute up to 15% of his or her annual salary to the S&R Plan.  We make a matching contribution of $.25 for every $1.00 of the employee’s contribution for an employee contribution of up to but not exceeding 6% of the employee’s annual salary.  Our contributions are 100% vested after 36 months of contributions to the S&R Plan.  10K Benefits are payable under the S&R Plan upon termination of a participant’s employment with us or at retirement.  The S&R Plan meets the requirements of Section 401(k) of the Internal Revenue Code.  Internal Revenue Service regulations limit the percentage of tax-deferred contributions that can be made by higher-compensated participants.  There are restrictions upon withdrawal of tax-deferred contributions, but participants are permitted to borrow against the value of their tax deferred accounts.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Management

The following table sets forth information concerning beneficial ownership of the our Common Stock as of September 30, 2002 by:  (a) each director of the Company; and (b) all executive officers named in the Executive Compensation Table in item 10 and our directors as a group.

Name and Address* of Beneficial Owner	Amount and Nature
	Beneficial Ownership(1)		Percent of class

John G. McLaughlin	-0	-	**

John Minnick	381,936	(2)	2%

John Romm, M.D.	200,401	(3)	1%

Stuart Silverman	175,001	(4)	1%

Robert Stuckelman	386,765	(5)	2%

All officers and Directors as a group (5 persons)	1,144,103	(6)	6%

Each person named in the table has (or could have upon exercise of an option vested or vesting within 60 days after September 30, 2002) sole voting and investment power (or such power together with any spouse of such person, if they are joint tenants), with respect to securities beneficially owned by such person as set forth opposite such person’s name:

(1)          Includes options exercisable as of or within 60 days following September 30, 2002.

(2)          Includes 312,651 shares subject to non-qualified stock options.

(3)          Includes 185,001 shares subject to non-qualified stock options.

(4)          Includes 175,001 shares subject to non-qualified stock options.

(5)          Includes 232,250 shares subject to non-qualified stock options.

(6)          See notes (2) through (5)

(*)         c/o CompuMed, Inc, 5777 West Century Blvd, Suite 1285, Los Angeles, CA  90045

(**)  Less than 1%

(b) Five Percent Stockholders

•                  Common Stock: none to our knowledge.

•                  Preferred Stock:

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent Of Class
Series A Preferred Stock	Claudio Chiuchiarelli 66 Park Drive Atherton, CA 94027	7,000	84%

Series A Preferred Stock	John Butler, MD 6308 West 79th Place Los Angeles, CA 90045	1,400	16%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have retained the services of an investment advisor, Minnick Capital Management, controlled by John Minnick a member of its Board of Directors, to provide advice on our investment portfolio.  We incurred fees of $4,000 for these services during the fiscal year ended September 30, 2002.  We also incurred $1,500 of expenses provided by Dr. Stuart L. Silverman, a member of our Board of Directors, for clinical research services.  We believe that the costs of such services are at comparable market rates for the services involved.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement of Form S-1 (File No. 33-46061), effective May 7, 1992]

3.2

Certificate of Amendment of Certificate of Incorporation [Incorporated by reference to Exhibit 3.1a to Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994]

3.3

Certificate of Amendment of Certificate of Incorporation [Incorporated by reference to Exhibit 3.1b to Amendment No. 2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1994]

3.4

Certificate of Correction of Certificate of Amendment [Incorporated by reference to Exhibit 3.1c to Amendment No. 2 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1995]

3.5	By-Laws of the Company, as currently in effect [Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

4.1	Form of Preferred Stock Certificate [Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

4.2

Certificate of Designation of Class A Preferred Stock [Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

4.3

Certificate of Designation of Class B Preferred Stock [Incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

10.1	1992 Stock Option Plan [Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

10.2	Form of Non-Qualified Stock Option Agreement [Incorporated by reference to Exhibit 10 to the Company’s Registration Statement on Form S-8 (File No. 33-63435), filed October 14, 1995]

10.3

Commercial Office Lease dated August 16, 1999 between the Company and L.A.T. Investment Corporation, a California corporation [Incorporated by reference to Exhibit 10.24 to the Company’s 1999 Form 10-KSB]

10.4	2002 Stock Option Plan [Incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 0-14210), filed on May 3, 2002]

10.5	Form of Stock Option Agreement [Incorporated by reference to Exhibit 10.5 to the Company’s Form 10QSB for the quarter ended June 30, 2002 (File No. 0-14210), filed August 14, 2002]

23	Consent of Ernst & Young LLP*

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

B.	REPORTS ON FORM 8-K

None.

ITEM 14.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and its Principal Financial and Accounting Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”)), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls.

There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUMED, INC.
Registrant

By:	/s/ Phuong Dang
Phuong Dang, Secretary and Controller (Principal Financial and Accounting Officer)

Date:	December 30, 2002

Certification

I, Phuong Dang, certify that:

1.               I have reviewed this annual report on Form 10-KSB of CompuMed, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002	/s/ PHUONG DANG

PHUONG DANG Secretary and Controller (Principal Financial and Accounting Officer)

Certification

I, John G. McLaughlin, certify that:

1.               I have reviewed this annual report on Form 10-KSB of CompuMed, Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002	/s/ JOHN G. MCLAUGHLIN

JOHN G. MCLAUGHLIN President and Chief Executive Officer

In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. McLaughlin	President, CEO	December 30, 2002
John G. McLaughlin

/s/ Robert Stuckelman	Chairman of the Board	December 30, 2002
Robert Stuckelman

/s/ John D. Minnick	Director	December 30, 2002
John D. Minnick

/s/ John Romm	Director	December 30, 2002
John Romm

/s/ Stuart Silverman	Director	December 30, 2002
Stuart Silverman

COMPUMED, INC.

Report of Independent Auditors

Board of Directors and Stockholders

CompuMed, Inc.

We have audited the accompanying balance sheet of CompuMed, Inc. as of September 30, 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuMed, Inc. at September 30, 2002, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Long Beach, California
November 15, 2002

COMPUMED, INC.

BALANCE SHEET

ASSETS

September 30, 2002
CURRENT ASSETS
Cash and cash equivalents	$78,000
Marketable securities	249,000
Accounts receivable, less allowance of $41,000	227,000
Inventory	41,000
Prepaid expenses and other current assets	14,000

TOTAL CURRENT ASSETS	609,000

PROPERTY AND EQUIPMENT

Machinery and equipment	1,278,000
Furniture, fixtures and leasehold improvements	100,000
Equipment under capital leases	66,000
1,444,000
Accumulated depreciation and amortization	(1,014,000)
430,000

OTHER ASSETS

Other assets	28,000

TOTAL ASSETS	$1,067,000

See notes to financial statements

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2002
CURRENT LIABILITIES
Accounts payable	$119,000
Accrued liabilities	116,000
Current portion of capital lease obligations	8,000

TOTAL CURRENT LIABILITIES	243,000

Capital lease obligations, less current portion	7,000

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Preferred Stock, $.10 par value – authorized 1,000,000 shares
Class A $3.50 cumulative convertible voting - -issued and outstanding - 8,400 shares	1,000

Class B $3.50 cumulative convertible voting - -issued and outstanding - 300 shares	-0	-

Common stock, $.01 par value—authorized 50,000,000 shares - issued and outstanding- 17,869,309 shares	179,000

Additional paid in capital	32,241,000

Accumulated deficit	(31,603,000)

Accumulated other comprehensive income	2,000

Deferred stock compensation	(3,000)

	817,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,067,000

See notes to financial statements

COMPUMED, INC.

STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2002	2001
REVENUES
ECG services	1,696,000	$1,673,000
ECG product and supplies sales	138,000	185,000
OsteoGram® sales and services	121,000	69,000
	1,955,000	1,927,000

COST AND EXPENSES
Cost of ECG services	508,000	562,000
Cost of goods sold - ECG	97,000	118,000
Cost of goods sold - OsteoGram®	13,000	14,000
Selling expenses	364,000	572,000
Research and development	217,000	219,000
General and administrative expenses	1,097,000	1,071,000
Depreciation and amortization	267,000	324,000
	2,563,000	2,880,000

OPERATING LOSS	(608,000)	(953,000)

Interest income and dividends	41,000	80,000
Realized gain/(loss) on marketable securities	74,000	(7,000)
Interest expense	(1,000)	(17,000)

NET LOSS	$(494,000)	$(897,000)

NET LOSS PER SHARE – Basic and Diluted	$(.03)	$(.05)

Weighted average number of common shares outstanding	17,869,309	17,869,309

See notes to financial statements

COMPUMED, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

Preferred Stock

Common Stock

Additional Paid in Capital

Accumulated Deficit

Accumulated Other Comprehensive Income

Deferred Stock Compensation

Total

Balances at September 30, 2000:	$1,000	$179,000	$32,234,000	$(30,212,000)	$97,000	$(50,000)	$2,249,000

Unrealized loss on marketable securities

—

—

—

—

(42,000

)

—

(42,000

)

Stock options issued for services

—

—

7,000

—

—

(7,000

)

—

Amortization of deferred compensation	—	—	—	—	—	39,000	39,000

Net Loss	—	—	—	(897,000)	—	—	(897,000)

Balances at September 30, 2001:

1,000

179,000

32,241,000

(31,109,000

)

55,000

(18,000

)

1,349,000

Unrealized loss on marketable securities

—

—

—

—

(53,000

)

—

(53,000

)

Amortization of deferred compensation

	—	—	—	—	—	15,000	15,000

Net Loss

	—	—	—	(494,000)	—	—	(494,000)

Balances at September 30, 2002:

$

1,000

$

179,000

$

32,241,000

$

(31,603,000

)

$

2,000

$

(3,000

)

$

817,000

Comprehensive losses for the years ended September 30, 2002 and 2001 were ($547,000) and ($939,000), respectively.

See notes to financial statements.

COMPUMED, INC.

STATEMENTS OF CASH FLOWS

Year Ended September 30
2002	2001

OPERATING ACTIVITIES:
Net loss	(494,000)	$(897,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain)/loss on marketable securities	(74,000)	7,000
Amortization of deferred stock compensation	15,000	39,000
Depreciation and amortization	267,000	324,000
Changes in operating assets and liabilities:
Accounts receivable	(3,000)	51,000
Inventory, prepaid expenses and other assets	51,000	85,000
Accounts payable and other liabilities	(33,000)	(429,000)
Other assets	-0	-	(16,000)
NET CASH USED IN OPERATING ACTIVITIES	(271,000)	(804,000)

INVESTING ACTIVITIES:
Investments in marketable securities	(110,000)	-0	-
Sales of marketable securities	306,000	1,081,000
Purchases of property, plant and equipment	(39,000)	(39,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	157,000	1,042,000

FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(47,000)	(128,000)

NET CASH USED IN FINANCING ACTIVITIES	(47,000)	(128,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(161,000)	110,000

Cash and cash equivalents at beginning of year	239,000	129,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$78,000	$239,000

Cash paid for interest	$1,000	$16,000

See notes to financial statements

COMPUMED, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: CompuMed, Inc. (CompuMed or the Company) is a medical diagnostic product and services company focusing on the diagnosis, monitoring and management of several costly, high incidence diseases, particularly cardiovascular disease and osteoporosis.  The Company’s primary business is the development and marketing of our osteoporosis testing technology (OsteoGram®) and the computer interpretation of electrocardiograms (“ECG’s”).  CompuMed applies advanced computing, medical imaging, telecommunications and networking technologies to provide medical professionals and patients with affordable, point-of-care solutions for disease risk assessment and decision support.

The Company has incurred recurring losses and had net losses aggregating $1,391,000 in fiscal years ended September 30, 2002 and 2001.  The Company's business strategy includes an increase in OsteoGram® sales through domestic and international marketing and distribution efforts.  The Company intends to finance this business strategy by using its current working capital resources and cash flows from existing operations.  There can be no assurance that the OsteoGram® sales will be sufficient to offset related expenses.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of conducting its business.  The Company’s ability to continue as a going concern is dependent upon various factors including, among others, its ability to generate profits and reduce its operating losses and negative cash flows.  No assurance can be given that the Company will be able to accomplish these objectives.  The Company uses existing cash and readily available marketable securities balances to fund operating losses and capital expenditures.  The Company had raised these funds in 1997 through 2000 through the placement of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants.

Management believes the Company will be able to generate sufficient revenue, reduce operating expenses or obtain sources of financing in order to fund ongoing operations through at least September 30, 2003. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classifications of liabilities that may result from the outcome of this uncertainty.

Cash Equivalents: The Company considers investments in all highly liquid debt instruments with a maturity of three months or less when purchased, and investments in money market accounts to be cash equivalents.  Cash and cash equivalents also consist of cash on hand and demand deposit accounts.

Marketable Securities: Marketable securities consist of investments in equity and corporate bonds of publicly traded domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2002.  All marketable securities are classified as available for sale at September 30, 2002 and for the two years then ended. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.  Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.  As of September 30, 2002, the Company’s investments in marketable securities are as follows:

Investment Types	Amount
Corporate Bonds	$10,000
Common Stock	239,000
Total	$249,000

Inventory:  Inventory consists of ECG terminals, component parts and ECG medical supplies and OsteoGram® hardware.  Inventory, primarily finished goods, is stated at the lower of cost (first–in first–out method) or market.

Property and Equipment: Property and equipment are stated at cost.  Depreciation and amortization are computed on the straight-line basis over 3 to 5 years.  As of September 30, 2002, the property and equipment being leased to customers had a historical cost of $1,036,000 and accumulated depreciation of $789,000.

Revenue Recognition: Standard ECG services and supplies are recorded as revenue when billed to the customer in conjunction with services performed.  The Company leases ECG equipment under operating leases.  Accordingly, revenue from operating leases is recognized over the life of the non-cancelable lease terms under the straight-line method and is recorded as ECG service and supply revenue in the statement of operations.  Product sales are recorded upon shipment of product and passage of title to the customer.

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

Financial Instruments: The carrying value of short-term financial instruments such as cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital leases approximates their fair value based on the short-term maturities of these instruments.

Long-lived Assets: Long-lived assets used in operations are reviewed periodically to determine whether the carrying values are not impaired and, if indications of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded.  Any impairment is charged to expense in the period in which the impairment is determined.  The Company has not recorded impairment charges during the years ended September 30, 2002 and 2001.

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

Stock Based Compensation: The Company accounts for employee and director’s stock option grants using the intrinsic method.  Generally, the exercise price of the employee stock options equal or exceeds the market price of the underlying stock on the date of grant and no compensation expense is recognized. If the option price is less than market value, the Company records compensation expense over the vesting period of the option.

The Company accounts for equity instruments issued to non-employees in exchange for goods or services using the fair value method and records expense based on the values determined.

Concentration of Credit Risk: The Company sells its products throughout the United States and in the international markets.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.  Credit losses have been within management’s expectations.  For the years ended September 30, 2002 and 2001, no single customer accounted for more than 10% of the Company’s net revenues.

Financial Statement Presentation: Certain balances from the September 30, 2001 financial statements have been reclassified to conform to the September 30, 2002 presentation.

NOTE B - INCOME TAXES

At September 30, 2002, the Company has available for federal income tax purposes, net operating loss carry forwards of approximately $9.7 million, which expire between 2003 and 2022.  The utilization of the above net operating loss carry forwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization.

Significant components of the deferred tax liabilities and assets as of September 30, 2002 are as follows:

2002
Deferred tax liabilities:
Depreciation and amortization	$(61,000)

Deferred tax assets:
Account receivable allowance	17,000
Accrued expenses	12,000
Net operating loss carry forwards	3,489,000
Total deferred tax assets	3,518,000

Valuation allowance for Deferred tax assets	(3,457,000)

Net deferred tax assets	61,000
Total	$0

NOTE C - STOCKHOLDERS’ EQUITY

Class A $3.50 Cumulative Convertible Voting Preferred Stock: The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of $.35 per share, payable quarterly.  Dividends are cumulative from the date of issuance.  Every two shares of the Class A Preferred Stock are presently convertible, subject to adjustment, into one share of Common Stock.  In the event of any liquidation, the holders of the Class A Preferred Stock are entitled to receive $2.00 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class A Preferred Stock.  The Class A Preferred Stock may be redeemed by the Company, upon 30–days’ written notice, at a redemption price of $3.85 per share.  Class A Preferred Stock stockholders have the right to convert their shares into Common Stock during such 30-day period.

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

Class B $3.50 Convertible Voting Preferred Stock: In August 1994, the Company issued 52,333 shares of Class B $3.50 Convertible Preferred Stock (“Class B Preferred Stock”) in connection with the acquisition of certain property.  The holders of Class B Preferred Stock are entitled to receive dividends only, when and as declared by the Board of Directors.  Each share of Class B Preferred Stock is convertible, subject to adjustment, into ten shares of Common Stock.  In the event of any liquidation, the holders of the Class B Preferred Stock are entitled to receive $3.50 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class B Preferred Stock.  Each share of Class B Preferred Stock may be redeemed by the Company, upon 30-days’ written notice, at a redemption price of $3.85 per share.  Class B Preferred Stock stockholders have the right to convert their shares into Common Stock during this 30-day period.

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

Class C Convertible Preferred Stock: On December 24, 1997, the Company closed the placement of 17,500 shares of Series 1 Class C 7% Convertible Preferred Stock (the “Series C-1 Preferred Stock”) at a price of $100 per share, or an aggregate purchase price of $1,750,000 pursuant to Securities Purchase Agreements.  The Series C-1 Preferred Stock was immediately convertible into shares of Common Stock at a conversion ratio equal to $100 divided by the lesser of (i) $1.51 or (ii) 75% of the average closing bid price for the ten consecutive trading days prior to the notice of conversion.  The Securities Purchase Agreements also provided for the issuance of 17,500 shares of Series 2 Class C 7% Convertible Preferred Stock (the “Series C-2 Preferred Stock” and together with the Series C-1 Preferred Stock, the “Class C Preferred Stock”).  The Series C-2 Preferred Stock was identical to the Series C-1 Preferred Stock except that the conversion ratio was equal to $100 divided by the lesser of (i) $1.34 or (ii) 80% of the average closing bid price for the ten consecutive trading days prior to the notice of conversion (or 77.5% if the Company received full payment for such shares prior to December 31, 1998).  On January 22, 1998, the Company sold an additional 8,750 shares of such Series C-2 Preferred Stock for $875,000 and, on March 31, 1998, the Company sold an additional 8,750 shares of such Series C-2 for $875,000.

The net proceeds from the placement of the Series C Preferred Stock were approximately $3,281,000 after payment of a 4% fee to the distributor and other placement expenses.  During the fiscal year ended September 30, 1998, Class C shareholders converted 23,350 shares of Class C Preferred Stock into 3,294,182 shares of Common Stock.  During the fiscal year ended September 30, 1999, Class C shareholders converted the remaining 11,650 shares of Class C Preferred stock into 2,325,344 shares of Common Stock.  Upon conversion of the Series C Preferred Stock, the holder received warrants (the “Warrants”) to purchase the same number of shares of Common Stock as was issued on the conversion, at an exercise price equal to the conversion price and exercisable for three years from issuance.  All such warrants expired unexercised in May 2002.

NOTE D - STOCK OPTIONS AND WARRANTS

Stock Options: The Company has adopted two stockholder approved stock options plans, the 1992 Stock Option Plan (“1992 Plan”) and the 2002 Stock Option Plan (the “2002 Plan”) (collectively, the “Stock Option Plans”).  The Stock Option Plans provide for the granting of options to key employees, officers and certain individuals to purchase shares of our Common Stock.  Options intended to be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and nonqualified options may be granted under the Stock Option Plans.

For each of the Stock Option Plans: the exercise price of any option granted to an optionee who owns stock possessing more than 10% of the voting power of all classes of our stock must be 110% of the fair market value of the Common Stock on the date of grant and the duration of the options granted may not exceed five years; options generally become exercisable at a rate of 33% of the shares subject to an option one year after its grant and the remaining shares generally become exercisable over an additional 24 months and; the duration of options may not exceed ten years beyond the date of grant.  The purchase price per share of Common Stock issuable under the Stock Option Plans will not be less than the fair market value of such shares on the date the option is granted.  Under the 1992 Plan and the 2002 Plan, the Company is authorized to issue 2,400,000 and 2,500,000 options, respectively.

In addition to options issued pursuant to the Plans, the Company has granted non-qualified stock options to certain members of the Board of Directors, management and consultants.  Such options have been granted with exercise prices equal to the market prices of the Common Stock at the date of grant and are for a term of five or ten years.  During 2000, the Company issued options to purchase 149,843 shares of Common Stock in exchange for services provided over a period of one to two years.  The Company valued these options using the fair value method, at $59,000 of which $38,000 was expensed in 2001 and $12,000 was expensed in fiscal year 2002.  During 2001, the Company issued options to purchase 50,000 shares of common stock in exchange for services provided over a period of one year.  The Company valued these options using the fair value method, at $7,000 of which $1,000 was expensed in 2001 and $3,000 was expensed in fiscal year 2002.

Pro forma information regarding net loss and loss per share has not been presented because the effect of the employee stock option grants is immaterial in 2002 and 2001.

A summary of the stock option activity, and related information for the years ended September 30 follows:

	2002			2001
	Shares		Weighted- Average Exercise Price	Shares		Weighted- Average Exercise Price
Options outstanding, beginning of year	3,244,763.61			2,475,096.77
Options exercised	-0	-		-0	-
Options granted	550,000.25			817,500.15
Options forfeited/canceled	(671,130)		.64	(47,833)		.65

Options outstanding, end of year	3,123,633.51			3,244,763.61

Exercisable at end of year	1,921,211.65			1,807,515.81

The weighted average remaining contract life of the stock options was approximately 7 years as of September 30, 2002.  The exercise prices for options outstanding at September 30, 2002 ranged from $.19 to $4.25.

Warrants:  At September 30, 2002, the Company had the following warrants outstanding for the purchase of its common stock:

Description	Expiration Date	Number of Shares Issuable	Exercise Price

Class action settlement	January 2003	1,870,000	$3.00
Class action insurance carrier	January 2003	50,000	$3.00
Total warrants outstanding		1,920,000

In addition to the warrants set forth above, in connection with the conversion of the Class C Preferred stock, warrants were issued for the purchase of 5,619,525 shares of Common Stock at an average price of $0.62 per share and expired in May 2002.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company has capital leases for computer and office equipment that expire through 2004 and has a non-cancelable operating lease for a facility expiring in August 2004, with an option to extend the term of this lease for an additional five years.  The following is a summary as of September 30, 2002 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

Year ending September 30	Capital Leases		Operating Leases

2003	9,000		121,000
2004	8,000		102,000
2005	-0	-	-0	-
2006	-0	-	-0	-
2007	-0	-	-0	-

Total minimum lease payments	$17,000		$223,000

Less amount representing interest	2,000
Net minimum lease payments	$15,000
Less current portion	8,000

Present value of net minimum payments, less current portion	$7,000

Included in accumulated depreciation and amortization at September 30, 2002 is $53,000 related to assets leased under capital leases. Rental expense under operating leases was $118,000 (2002) and $119,000 (2001).

Litigation

From time to time the Company is involved in litigation and threatened litigation arising in the ordinary course of business.  The Company is not aware of any material unsettled litigation.

The Company was sued for monetary damages on August 14, 2001 in the Orange County Superior Court. This suit, entitled CompuMed, Inc. adv. V. Montegrande & Co., et. al., case No. 01cc10485, involved a disputed consulting contract.  The Company settled this litigation in August 2002 by a one-time payment of $65,000 to the plaintiff.

Employment Agreement

We entered into a temporary employment agreement with John G. McLaughlin, President and CEO, from May 20, 2002 through September 30, 2002.  Under the terms of the agreement, Mr. McLaughlin received an annualized compensation of $150,000 and standard employee options to purchase 100,000 shares of Common stock at an exercise price of $0.25 per share.  Subsequently we entered into a long-term agreement with Mr. McLaughlin through September 30, 2004.  This agreement provides a base salary of $150,000 per year and a performance bonus with a target of $150,000 for revenue, profit and other criteria far exceeding fiscal year 2002. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of Common stock at an exercise price of $0.20 per share. In the event Mr. McLaughlin’s employment agreement is terminated by us without cause, or by Mr. McLaughlin for good reason, he is entitled to receive all accrued compensation plus any bonus he would otherwise received.

NOTE F - SAVINGS AND RETIREMENT PLANS

The Company has a Savings and Retirement Plan (the “Plan”) under which every full-time salaried employee who is 18 years of age or older may contribute up to 15 percent of his or her eligible annual salary to our Plan.  For an employee contribution of up to but not exceeding 6 percent of the employee’s annual salary the Company makes a matching contribution of $.25 for every $1.00 of the employee’s contribution.  The Company’s contributions are 100% vested after 36 months of contributions to the Plan.  Benefits are payable under the Plan upon termination of a participant’s employment with us or at retirement.  The Plan meets the requirements of Section 401(k) of the Internal Revenue Code.  The Company’s matching contribution, which was charged to expense, was $13,000 and $11,000 in fiscal 2002 and 2001, respectively.

NOTE G - RELATED PARTY TRANSACTIONS

The Company has retained the services of an investment advisor, who is also a member of the Board of Directors, to provide advice on the investment portfolio.  During fiscal years ended September 30, 2002 and 2001, the Company incurred, for these services, $4,000 and $ 10,000 respectively.  During 2002, the Company also incurred $1,500 of expenses from other members of the Board of Directors for services pertaining to the operations.