Form 10QSB
period 2002-12-31
COMPUMED INC
filed 2003-02-14
CIK 700998

SECURITIES AND EXCHANGE COMMISSION

UNITED STATES

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days.                                          Yes  ☒    No  ☐

The registrant had 17,869,309 shares of common stock, ($.01 par value) issued and outstanding as of December 31, 2002.

Transitional Small Business Disclosure Format (check one):  Yes  ☐   No ☒

INDEX

COMPUMED, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

BALANCE SHEETS

COMPUMED, INC.

	December 31, 2002	September 30, 2002
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$75,000	$78,000
Marketable securities	234,000	249,000
Accounts receivable, less allowance of $25,000 (December 2002) and $41,000 (September 2002)	194,000	227,000
Inventory	42,000	41,000
Prepaid expenses and other current assets	19,000	14,000

TOTAL CURRENT ASSETS	564,000	609,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,312,000	1,278,000
Furniture, fixtures and leasehold improvements	100,000	100,000
Equipment under capital leases	35,000	66,000
	1,447,000	1,444,000

Accumulated depreciation and amortization	(1,067,000)	(1,014,000)
	380,000	430,000

OTHER ASSETS
Other Assets	28,000	28,000

TOTAL ASSETS	$972,000	$1,067,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$138,000	$119,000
Accrued liabilities	151,000	116,000
Current portion of capital lease obligations	8,000	8,000

TOTAL CURRENT LIABILITIES	297,000	243,000

Capital lease obligations, less current portion	5,000	7,000

Commitments and Contingencies (Note C)

STOCKHOLDERS’ EQUITY
Preferred Stock, $.10 par value – authorized 1,000,000 shares
Preferred Stock– Class A $3.50 cumulative convertible voting – issued and outstanding – 8,400 shares	1,000	1,000

Preferred Stock– Class B $3.50 cumulative convertible voting – issued and outstanding –300 shares	—	—

Common Stock, $.01 par value-authorized 50,000,000 shares, issued and outstanding-17,869,309 shares	179,000	179,000

Additional paid in capital	32,241,000	32,241,000

Accumulated deficit	(31,760,000)	(31,603,000)

Accumulated other comprehensive income	12,000	2,000

Deferred stock compensation	(3,000)	(3,000)

TOTAL STOCKHOLDERS’ EQUITY	670,000	817,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$972,000	$1,067,000

See notes to condensed financial statements.

STATEMENTS OF OPERATIONS (UNAUDITED)

COMPUMED, INC.

	Three Months Ended December 31,
	2002	2001
REVENUES FROM OPERATIONS
ECG services	$410,000	$415,000
ECG product and supplies sales	28,000	37,000
OsteoGram® sales and services	14,000	—
	452,000	452,000
COSTS AND EXPENSES
Costs of ECG services	124,000	124,000
Cost of goods sold-ECG	21,000	24,000
Cost of goods sold— OsteoGram®	2,000	—
Selling expenses	82,000	64,000
Research and development	51,000	50,000
General and administrative expenses	274,000	268,000
Depreciation	55,000	74,000
	609,000	604,000

OPERATING LOSS	(157,000)	(152,000)

Interest income and dividends	8,000	9,000
Realized gain on marketable securities	2,000	—
Interest expense	—	(1,000)
NET LOSS	$(147,000)	$(144,000)

NET LOSS PER SHARE (Basic and diluted)	$(.01)	$(.01)

Weighted average number of common shares outstanding	17,869,309	17,869,309

See notes to condensed financial statements.

STATEMENTS OF CASH FLOWS (UNAUDITED)

COMPUMED, INC.

	Three Months Ended
	December 31, 2002	December 31, 2001

OPERATING ACTIVITIES:
Net loss	$(147,000)	$(144,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on marketable securities	(2,000)	—
Amortization of deferred stock compensation	—	5,000
Depreciation and amortization	55,000	74,000
Changes in operating assets and liabilities:
Accounts receivable	33,000	12,000
Inventory, prepaid expenses and other assets	(6,000)	(11,000)
Accounts payable and other liabilities	44,000	5,000
NET CASH USED IN OPERATING ACTIVITIES	(23,000)	(59,000)

INVESTING ACTIVITIES:
Sales of marketable securities	27,000	—
Purchases of property, plant and equipment	(5,000)	(6,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	22,000	(6,000)

FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(2,000)	(21,000)

NET CASH USED IN FINANCING ACTIVITIES	(2,000)	(21,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,000)	(86,000)

Cash and cash equivalents at beginning period	78,000	239,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,000	$153,000

Cash paid for interest	$—	$1,000

See notes to condensed financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

COMPUMED, INC.

NOTE A–BASIS OF PREPARATION

The balance sheet at September 30, 2002 has been derived from the Company’s year-end audited financial statements.

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.  For further information, refer to the financial statements for the year ended September 30, 2002 and the notes thereto included in the Company’s Annual Report on Form 10–KSB

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The Company has historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures.  The Company raised these funds in 1997 through 2000 through the placement of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants.

The Company’s business strategy includes an increase in OsteoGram® sales through domestic and international marketing and distribution efforts.  The Company intends to finance this business strategy by using our current working capital resources and cash flows from existing operations, including the ECG and OsteoGram® businesses.  There can be no assurance that the OsteoGram® sales will be sufficient to offset related expenses.

The Company anticipates that its cash flow from operations, available cash and marketable securities will be sufficient to meet our anticipated financial needs for at least the next 12 months.  However, in certain circumstances it may need to raise additional capital in the future, which might not be available on reasonable terms or at all.  Failure to raise capital when needed could adversely impact our business, operating results and liquidity.  If additional funds are raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our Common Stock.  Our Common Stock is currently listed on the over-the-counter (OTC) bulletin board, which will make it more difficult to raise funds through the issuance of equity securities (prior to December 1, 1999, our Common Stock was listed on NASDAQ).  There can be no assurance that such additional sources of financing will be available on acceptable terms, if at all.

NOTE B–PER SHARE DATA

Basic loss per share is calculated using the net loss, less preferred stock dividends ($10,000 and $0 for the three months ended December 31, 2002 and 2001, respectively), divided by the weighted average common shares outstanding.  Shares from the assumed exercise of outstanding warrants, options and effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

NOTE C–COMMITMENTS AND CONTINGENCIES

On January 26, 1998, the United States District Court for the Central District of California approved the settlement of the class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding entered into on August 5, 1996.  The final settlement is anticipated to be completed in the current fiscal year and will involve the issuance of 770,000 shares of Common Stock and the issuance of 1,870,000 warrants for the purchase of Common Stock at a price of $3.00.  The effect of these issuances on the Company’s statement of operations was recorded during the fiscal year ended September 30, 1997.

NOTE D – MARKETABLE SECURITIES

Marketable securities consist of investments in equity and bonds in various publicly traded domestic companies and are stated at market value based on the most recently traded prices of these securities at December 31, 2002.  These short-term investments are defined as assets available for sale under the provisions of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

During the quarter ended December 31, 2002, the Company recognized $10,000 of unrealized gains, which was recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.  At December 31, 2002 and September 30, 2002 the Company’s investments in marketable securities are as follows:

Investments Types	December 31, 2002	September 30, 2002

Corporate Bonds	$12,000	$10,000
Common Stock	222,000	239,000

Total	$234,000	$249,000

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

We are including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements made by us, or on our behalf. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. From time to time, we may make written or oral statements that are forward-looking including statements contained in this report and other filings with the Securities and Exchange Commission. These forward-looking statements are principally contained in the section captioned “Management’s discussion and Analysis of Operations”. In that and other portions of this Form 10-QSB, the words “anticipates”, “believes,” “estimates,” “seeks,” “expects,” “plans,” “intends” and similar expressions as they relate to us or our management are intended to identify forward-looking statements. All such forward-looking statements are expressly qualified by these cautionary statements.  Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management’s views and assumptions as of the time the statements are made, but there can be no assurance that management’s expectations, beliefs or projections will result or be achieved or accomplished.

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

Overview

Our core business is remote ECG interpretation services.  Our customers include health care providers in the correctional health system, ambulatory surgery centers and occupational health clinics who do not have access to self-interpreting ECG machines or who desire an overread by a Board Certified cardiologist.  We have implemented measures to further automate and improve our service, and we are exploring new opportunities in the existing market.  However, we could lose customers who choose to receive services from a competitor or who purchase a self-interpretive machine and no longer need our ECG interpretations.   If we were to lose existing customers, they may be difficult to replace and that could have a material adverse impact on our operations and financial condition.

Our major growth opportunity is in the development and marketing of applications software that cost-effectively automates existing manual or costly procedures in the medical imaging field.  Our current product is the OsteoGram® system for the screening, diagnosis and monitoring of osteoporosis, a global disease affecting over 200 million people.  Future products include applications for following the progression of arthritic disease and for fracture risk assessment, amongst others.  Our present customers include domestic and international hospitals, clinics and physician offices.  Prospective customers include major imaging manufacturers where our revenue-generating applications will be added to digital imaging devices either as an enhancement to existing systems or at the point-of-sale.

For the quarter ended December 31, 2002 we concentrated on domestic and international distribution issues for our OsteoGram® product.  We attended the American Academy of Family Practice exhibition in October, where we tested the market in the primary care segment.  We identified suitable distributors to market the OsteoGram® in this market, and we are working with a number of these distributors to implement novel sales programs.  We also attended Medica by cost-effectively obtaining space as part of the North American Pavilion.  Held annually in Dusseldorf, Germany, Medica is the world’s largest all-medical trade fair.  We were encouraged by the number of international distributors that have an interest in marketing the OsteoGram®, and we are currently setting up a global distribution system in select countries.

We have not lost sight of our ECG business, and we are taking steps to bolster sales in market segments that are not as price sensitive as our existing markets.  In addition, we are implementing programs to gain new business from existing customers by selling incremental services and long-term warranty plans.

Critical Accounting Policies

Due to the nature of the business, few critical accounting policies are applicable and no subjective, complex judgments have been made by the Company with respect to accounting estimates. The critical accounting policies of the Company are disclosed in Note A to the Financial Statements included in the Company’s Annual Report on Form 10KSB for the year ended September 30, 2002.

Results of Operations

For the quarter ended December 31, 2002 revenues from ECG operations decreased by 3% to $438,000 from $452,000 for the same period in fiscal year 2002.  The decrease is mostly due to lower sales of equipment. Revenues from OsteoGram® sales and services for the quarter ended December 31, 2002 was $14,000 as compared to no revenues for the same period in fiscal 2002.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold and OsteoGram® systems sold.  During the quarter ended December 31, 2002 costs of services and goods sold decreased by 1% to $147,000 from $148,000 during the same period in fiscal 2002.  The decrease in cost of services is due to lower sales of equipment as mentioned above.

General and administrative expenses increased by 2% during the quarter ended December 31, 2002 to $274,000, as compared to $268,000 for the same period in fiscal 2002, mostly due to an increase in professional and consulting services in the preparation of the 10-KSB.

Research and development costs, generally for the OsteoGram® product, increased by 2% during the quarter ended December 31, 2002 to $51,000 as compared to $50,000 for the same period in fiscal 2002.

Selling expenses increased by 28% during the quarter ended December 31, 2002 to $82,000 as compared to $64,000 for the same period in fiscal 2002, primarily due to increased marketing activities and trade show related expenses associated with the OsteoGram®.

We recorded interest and dividend income during the quarter ended December 31, 2002 of $8,000 as compared to $9,000 for the same period in fiscal 2002.

Net loss for the quarter ended December 31, 2002 was $147,000 compared to a loss of $144,000 for the same period in fiscal 2002.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had approximately $309,000 in cash and marketable securities, as compared to a balance of $327,000 at September 30, 2002.  The net decrease of $18,000 in cash and marketable securities is primarily due to cash used in operations.  The decrease of working capital to $267,000 at December 31, 2002 from $366,000 at September 30, 2002 is primarily a result of losses from operations.  Purchases of property, plant and equipment were $5,000 in the quarter ended December 31, 2002.

We have historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures.  We raised these funds in 1997 through 2000 through the placement of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants.

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

We anticipate that our cash flow from operations, available cash and marketable securities will be sufficient to meet our anticipated financial needs for at least the next 12 months.  However, in certain circumstances we may need to raise additional capital in the future, which might not be available on reasonable terms or at all.  Failure to raise capital when needed could adversely impact our business, operating results and liquidity.  If additional funds are raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our Common stock.  Our Common Stock is currently listed on the over-the-counter (OTC) bulletin board, which will make it more difficult to raise funds through the issuance of equity securities (prior to December 1, 1999, our Common Stock was listed on NASDAQ).  We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

Our primary capital resource commitments at December 31, 2002 consist of capital and operating lease commitments, primarily for computer equipment and for our corporate office facility.

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

Management anticipates our current working capital amounts will be sufficient to meet its anticipated financial needs for the next 12 months.

We intend to pursue additional research and/or sub-contractor agreements relating to our development projects.  Additionally, we are actively seeking partners and acquisition candidates of businesses that are complementary to our own.  Such investments would be financed either by our working capital, through issuance of Company securities or a combination thereof.  No assurance can be given that any acquisition would not be dilutive to stockholders or that such financing would be available at satisfactory terms.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as the Registrant is a small business issuer as defined by SEC regulations.

Item 4.  Control and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Office and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II

OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS

None

Item 2.             CHANGES IN SECURITIES

None

Item 3.             DEFAULTS UPON SENIOR SECURITIES

None

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.             OTHER INFORMATION

None

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Number	Description of Exhibit

3.1	Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S–1 (File No. 33–46061), effective May 7, 1992]
3.2

Certificate of Amendment of Certificate of Incorporation [Incorporated by reference to Exhibit 3.1a to Amendment No. 1 to Post-Effective Amendment No. 1 to our Registration Statement on Form S–2 (File No. 33-48437), filed June 28, 1994]

3.3

Certificate of Amendment of Certificate of Incorporation [Incorporated by reference to Exhibit 3.1b to Amendment No. 2 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1994]

3.4

Certificate of Correction of Certificate of Amendment [Incorporated by reference to Exhibit 3.1c to Amendment No. 2 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-2 (File No. 33–48437), filed November 7, 1995]

3.5	By-Laws, as currently in effect [Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S–1 (File No. 33–46061), effective May 7, 1992]
4.1	Form of Preferred Stock Certificate [Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S–1 (File No. 33–46061), effective May 7, 1992]
4.2	Certificate of Designation of Class A Preferred Stock [Incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10–KSB for the fiscal year ended September 30, 1995 (File No. 0–14210)]
4.3	Certificate of Designation of Class B Preferred Stock [Incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10–KSB for the fiscal year ended September 30, 1995 (File No. 0–14210)]
10.1	1992 Stock Option Plan [Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S–1 (File No 33–46061), effective May 7, 1992]
10.2	Form of Non-Qualified Stock Option Agreement [Incorporated by reference to Exhibit 10 to our Registration Statement on Form S–8 (File No. 33–63435), filed October 14, 1995]
10.3

Commercial Office Lease dated August 16, 1999 between us and L.A.T. Investment Corporation, a California corporation [Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10–KSB for the fiscal year ended September 30, 1999]

10.4	2002 Stock Option Plan [Incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 0–14210), filed on May 3, 2002]
10.5	Form of Stock Option Agreement [Incorporated by reference to Exhibit 10.5 to the Company’s Form 10QSB for the quarter ended June 30, 2002 (File No. 0–14210), filed August 14, 2002]
10.6	Employment Agreement entered on November 2, 2002 between CompuMed, Inc. and Mr. McLaughlin**
11	Statement re: computation of per share earnings*
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*                                         Data required is provided in note B to the consolidated financial statements in this report.

**                                  Included herein

(b)                                 Form 8-K — During the fiscal quarter ended December 31, 2002, we did not file any reports on

  Form8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUMED, INC.
(Registrant)

Date February 11, 2003	By:	/s/ John G. McLaughlin
John G. McLaughlin
President and Chief Executive Officer

Date February 11, 2003	By:	/s/ Phuong Dang
Phuong Dang
Controller (Principal Financial and Accounting Officer)

Certification

I, John G. McLaughlin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CompuMed, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003	/s/ JOHN G. MCLAUGHLIN

JOHN G. MCLAUGHLIN President and Chief Executive Officer

Certification

I, Phuong Dang, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CompuMed, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003	/s/ PHUONG DANG

PHUONG DANG Secretary and Controller (Principal Financial and Accounting Officer)