Form 10QSB
period 2003-03-31
COMPUMED INC
filed 2003-05-15
CIK 700998

SECURITIES AND EXCHANGE COMMISSION

UNITED STATES

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days.                                          Yes  ☒    No  ☐

The registrant had 17,869,309 shares of common stock, ($.01 par value) issued and outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format (check one):  Yes  ☐   No ☒

INDEX

COMPUMED, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

COMPUMED, INC.

	March 31, 2003	September 30, 2002
	(Unaudited)	(Note A)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,000	$78,000
Marketable securities	185,000	249,000
Accounts receivable, less allowance of $25,000 (March 2003) and $41,000 (September 2002)	265,000	227,000
Inventory	39,000	41,000
Prepaid expenses and other current assets	9,000	14,000

TOTAL CURRENT ASSETS	523,000	609,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,286,000	1,278,000
Furniture, fixtures and leasehold improvements	42,000	100,000
Equipment under capital leases	35,000	66,000
	1,363,000	1,444,000

Accumulated depreciation and amortization	(1,044,000)	(1,014,000)
	319,000	430,000

Other assets	28,000	28,000

TOTAL ASSETS	$870,000	$1,067,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$124,000	$119,000
Accrued liabilities	115,000	116,000
Current portion of capital lease obligations	8,000	8,000

TOTAL CURRENT LIABILITIES	247,000	243,000

Capital lease obligations, less current portion	3,000	7,000

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $.10 par value – authorized 1,000,000 shares
Preferred Stock – Class A $3.50 cumulative convertible voting – issued and outstanding – 8,400 shares	1,000	1,000

Preferred Stock – Class B $3.50 cumulative convertible voting – issued and outstanding –300 shares	—	—

Common Stock, $.01 par value-authorized 50,000,000 shares – issued and outstanding – 17,869,309 shares	179,000	179,000

Additional paid in capital	32,262,000	32,241,000

Accumulated deficit	(31,825,000)	(31,603,000)

Accumulated other comprehensive income	14,000	2,000

Deferred stock compensation	(11,000)	(3,000)

TOTAL STOCKHOLDERS’ EQUITY	620,000	817,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$870,000	$1,067,000

See notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

COMPUMED, INC.

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
REVENUES FROM OPERATIONS
ECG services	$401,000	$429,000	$811,000	$844,000
ECG product and supplies sales	29,000	37,000	57,000	74,000
OsteoGram® sales and services	52,000	45,000	66,000	45,000
	482,000	511,000	934,000	963,000
COSTS AND EXPENSES
Costs of ECG services	119,000	128,000	243,000	252,000
Cost of goods sold-ECG	20,000	25,000	41,000	49,000
Cost of goods sold-OsteoGram®	5,000	7,000	7,000	7,000
Selling expenses	62,000	71,000	144,000	135,000
Research and development	56,000	59,000	107,000	109,000
General and administrative expenses	240,000	247,000	514,000	515,000
Depreciation and amortization	53,000	66,000	108,000	140,000
	555,000	603,000	1,164,000	1,207,000

OPERATING LOSS	(73,000)	(92,000)	(230,000)	(244,000)

Interest income and dividends	6,000	11,000	14,000	20,000
Realized gain on marketable securities	8,000	-0-	10,000	-0-
Interest expense	-0-	2,000	(1,000)	1,000
NET LOSS	$(59,000)	$(79,000)	$(207,000)	$(223,000)

NET LOSS PER SHARE (Basic and diluted)	$(.00)	$(.00)	$(.01)	$(.01)

Weighted average number of common shares outstanding	17,869,309	17,869,309	17,869,309	17,869,309

See notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

COMPUMED, INC.

	Six Months Ended
	March 31, 2003	March 31, 2002
OPERATING ACTIVITIES:
Net loss	$(207,000)	$(223,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on marketable securities	(10,000)	—
Amortization of deferred stock compensation	13,000	10,000
Depreciation and amortization	108,000	140,000
Changes in operating assets and liabilities:
Accounts receivable	(38,000)	31,000
Inventory, prepaid expenses and other assets	7,000	(7,000)
Accounts payable and other liabilities	(7,000)	(30,000)
NET CASH USED IN OPERATING ACTIVITIES	(134,000)	(79,000)

INVESTING ACTIVITIES:
Sales of marketable securities	86,000	—
Purchases/Sales/Disposals of property, plant and equipment	(1,000)	(7,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	85,000	(7,000)

FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(4,000)	(37,000)

NET CASH USED IN FINANCING ACTIVITIES	(4,000)	(37,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(53,000)	(123,000)

Cash and cash equivalents at beginning period	78,000	239,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,000	$116,000

Cash paid for interest	$—	$2,000

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

COMPUMED, INC.

NOTE A–BASIS OF PREPARATION

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and six-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.  For further information, refer to the financial statements for the year ended September 30, 2002 and the notes thereto included in the Company’s Annual Report on Form 10–KSB.

The balance sheet at September 30, 2002 has been derived from the Company’s year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

The Company’s business strategy includes an increase in OsteoGram® sales through domestic and international marketing and distribution efforts.  The Company intends to finance this business strategy by using current working capital resources and cash flows from existing operations, including the ECG and OsteoGram® businesses.  There can be no assurance that the OsteoGram® sales will be sufficient to offset related expenses.

The Company anticipates that its cash flow from operations, available cash and marketable securities will be sufficient to meet our anticipated financial needs for at least the next 12 months.  However, in certain circumstances it may need to raise additional capital in the future, which might not be available on reasonable terms or at all.  Failure to raise capital when needed could adversely impact our business, operating results and liquidity.  If additional funds are raised through the issuance of equity or convertible securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity and convertible securities might have rights, preferences or privileges senior to our Common Stock.  Our Common Stock is currently listed on the over-the-counter (OTC) bulletin board, which will make it more difficult to raise funds through the issuance of equity or convertible securities (prior to December 1, 1999, our Common Stock was listed on NASDAQ).  There can be no assurance that such additional sources of financing will be available on acceptable terms, if at all.

NOTE B–PER SHARE DATA

Basic loss per share is calculated using the net loss, less preferred stock dividends ($14,000 and $0 for the six months ended March 31, 2003 and 2002, respectively), divided by the weighted average common shares outstanding.  Shares from the assumed exercise of outstanding warrants, options and effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

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

NOTE D – MARKETABLE SECURITIES

Marketable securities consist of investments in equity and bonds in various publicly traded domestic companies and are stated at market value based on the most recently traded prices of these securities at March 31, 2003.  These short-term investments are defined as assets available for sale under the provisions of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

During the quarter ended March 31, 2003, the Company recognized $12,000 of unrealized gains, which was recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.  At March 31, 2003 and September 30, 2002 the Company’s investments in marketable securities are as follows:

Investments Types	March 31, 2003	September 30, 2002
Corporate Bonds	$13,000	$10,000
Common Stock	172,000	239,000

Total	$185,000	$249,000

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

Overview

Our core business is providing remote electrocardiograph (ECG) interpretation services to customers who do not have access to self-interpreting ECG systems.  Our customers include health care providers in the correctional health system, ambulatory surgery centers and occupational health clinics.  A unique feature of our service offering is an automated reflex to a cardiologist for an overread, when a further review of the patient is desirable.  The end-user selects the reflex option on their ECG system, and we immediately send the ECG trace to a cardiologist for a thorough workup.  We have implemented measures to improve our service, and we are actively exploring new opportunities in the existing market.  However, we could lose customers who choose to receive services from a competitor or who purchase a self-interpretive machine and no longer need our ECG interpretations.  If we were to lose existing customers, they may be difficult to replace and that could have a material adverse impact on our operations and financial condition.

Ten years ago we acquired the OsteoGram® technology to diagnose osteoporosis from a standard hand x-ray coupled with computer imaging techniques.  Osteoporosis is a “silent disease” that affects over 200 million people worldwide, 80% of which are women.  During the interim period we licensed our technology to Merck & Co., as they developed their successful osteoporosis drug- Fosamax.  We have since automated the OsteoGram® technology to work with a desktop scanner and computer, and we currently market the OsteoGram® system to hospitals, clinics and physician offices, both in the domestic and international markets.  We believe that the future of our company lies in the successful exploitation of our underlying OsteoGram® technology, especially in the field of digital, or filmless, radiological devices.  The world of radiography is rapidly moving towards digital platforms, which enable clinicians to transfer images from radiology, orthopedic surgery or the emergency setting to other areas of the hospital or offsite physicians’ offices for rapid diagnosis and archiving.  Our present OsteoGram® software application is being converted to the DICOM format, which is the computer protocol used by digital imaging platforms, such as computed radiography (CR), digital radiography (DR) and network servers (PACS systems).  This will allow busy clinicians to utilize their state-of-the-art digital platforms to diagnose osteoporosis at a point-of-care without the need for expensive DXA systems and specially trained technicians.  As we further expand our OsteoGram® technology to measure, follow and diagnose other diseases, such as arthritis, the applications will become value-added tools that free up clinicians from time-consuming tasks.  Our business model has caught the attention of several major imaging manufacturers, and they are evaluating our existing osteoporosis application for placement on the digital platforms.  In addition, we are having discussions with these manufacturers to develop other high value applications that will open up new markets where our products will assist their efforts in selling incremental digital units.

For the quarter ended March 31, 2003 we continued to concentrate our business development efforts on distribution for our OsteoGram® product in the domestic and international markets, as well as foster strategic partnerships with major imaging manufacturers.  As we strengthened our distribution in the U.S. and China, we also entered the Korean market where our local partner has filed for registration with the Korean FDA.  We have identified a number of suitable distribution partners in the Middle East, South Asia and Latin America.  Our goal is to sign, train and subsequently support our new partners through the regulatory process in their respective countries in order that we can come to market as soon as possible.  Concurrently, our Research and Development focus is to convert the existing OsteoGram® software application to the DICOM format and to complete the development of our second application, which will follow the progression of arthritic disease.  Our scientific team has also been generating the required data to submit for a CE Mark, which will enable us to enter the market in the European Union.

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

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which amends SFAS No, 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for the current period.

Pro forma information regarding net loss and loss per share has not been presented because the effect of the employee stock option grants is immaterial.

Results of Operations

Revenues from ECG operations decreased by 8% for the Second Quarter 2003 to $430,000 from $466,000 for the same period in fiscal 2002, and during the six months ended March 31, 2003 decreased by 5% to $868,000 from $918,000 for the same period in fiscal 2002.  The decrease is mostly due to lower sales of equipment.  Revenues from the Company’s OsteoGram® sales and services for the Second Quarter ended March 31, 2003 increased by 16% to $52,000 from $45,000 for the same period in fiscal 2002, and during the six months ended March 31, 2003 increased by 47% to $66,000 from $45,000 for the same period in fiscal 2002.  The increase is mostly due to OsteoGram® sales generated in Asia.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, sales of electrocardiograph equipment and OsteoGram® systems and certain overhead expenses.  During the Second Quarter 2003, costs of services and goods sold decreased by 10% to $144,000 from $160,000 for the same period in fiscal 2002, and during the six months ended March 31, 2003 decreased by 6% to $291,000 from $308,000 for the same period in fiscal 2002.  The decrease in cost of services is generally due to lower sales of equipment and reduction of certain overhead expenses.

General and administrative expenses decreased by 3% during the Second Quarter 2003 to $240,000, as compared to $247,000 for the same period in fiscal 2002, and during the six months ended March 31, 2003 decreased slightly to $514,000 as compared to $515,000 for the same period in fiscal 2002, mostly due to incremental cost-cutting measures offset by certain stock compensation cost.

Research and development costs, generally for the OsteoGram® product, decreased by 5% during the Second Quarter 2003 to $56,000 as compared to $59,000 for the same period in fiscal 2002, and during the six months ended March 31, 2003 decreased by 2% to $107,000 as compared to $109,000 for the same period of fiscal 2002, due to decreased clinical trials expenses.

Selling expenses decreased by 13% during the Second Quarter ended March 31, 2003 to $62,000 as compared to $71,000 for the same period in fiscal 2002, due to reduction of trade show related expenses, and increased by 7% during the six months ended March 31, 2003 to $144,000 as compared to $135,000 for the same period in fiscal 2002, primarily due to increased marketing activities and consulting services associated with the OsteoGram®.

We recorded interest and dividend income during the Second Quarter ended March 31, 2003 of $6,000 as compared to $11,000 for the same period in fiscal 2002, and during the six months ended March 31, 2003, we recorded $14,000 as compared to $20,000 for the same period in fiscal 2002.  The decrease was generally due to a decrease in the marketable securities balance from 2003 to 2002.

Net loss for the Second Quarter ended March 31, 2003 decreased 25% to $59,000 compared to a loss of $79,000 for the same period in fiscal 2002. Net loss for the six months ended March 31, 2003 was $207,000 as compared to $223,000 for the same period in fiscal 2002.  The decreased loss is due to the factors described above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had approximately $210,000 in cash and marketable securities, as compared to a balance of $327,000 at September 30, 2002.  The net decrease of $117,000 in cash and marketable securities is primarily due to cash used in operations.  The decrease of working capital to $276,000 at March 31, 2003 from $366,000 at September 30, 2002 is primarily a result of losses from operations.  Purchases of property, plant and equipment were $9,000 in the quarter ended March 31, 2003 offset by proceeds of certain office equipment sales.

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

We anticipate that our cash flow from operations, available cash and marketable securities will be sufficient to meet our anticipated financial needs for at least the next 12 months.  However, in certain circumstances we may need to raise additional capital in the future, which might not be available on reasonable terms or at all.  Failure to raise capital when needed could adversely impact our business, operating results and liquidity.  If additional funds are raised through the issuance of equity or convertible securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity and convertible securities might have rights, preferences or privileges senior to our Common stock.  Our Common Stock is currently listed on the over-the-counter (OTC) bulletin board, which will make it more difficult to raise funds through the issuance of equity or convertible securities (prior to December 1, 1999, our Common Stock was listed on NASDAQ).  We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

Our primary capital resource commitments at March 31, 2003 consist of capital and operating lease commitments, primarily for computer equipment and for our corporate office facility as mentioned in the Company’s Annual Report Form 10-KSB for the year ended September 30, 2002.

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

Item 3.  Control and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer and Principal Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company  required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Our CEO and CFO do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

3.5	By-Laws, as currently in effect [Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]
4.1	Form of Preferred Stock Certificate [Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]
4.2	Certificate of Designation of Class A Preferred Stock [Incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]
4.3	Certificate of Designation of Class B Preferred Stock [Incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]
10.1	1992 Stock Option Plan [Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File No 33-46061), effective May 7, 1992]
10.2	Form of Non-Qualified Stock Option Agreement [Incorporated by reference to Exhibit 10 to our Registration Statement on Form S-8 (File No. 33-63435), filed October 14, 1995]
10.3

Commercial Office Lease dated August 16, 1999 between us and L.A.T. Investment Corporation, a California corporation [Incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999]

10.4	2002 Stock Option Plan [Incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 0-14210), filed on May 3, 2002]
10.5	Form of Stock Option Agreement [Incorporated by reference to Exhibit 10.5 to the Company’s Form 10QSB for the quarter ended June 30, 2002 (File No. 0-14210), filed August 14, 2002]
10.6	Employment Agreement entered on November 2, 2002 between CompuMed, Inc. and Mr. McLaughlin
11	Statement re: computation of per share earnings*
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Data required is provided in note B to the consolidated financial statements in this report.
**	Included herein

(b)	Form 8-K — During the fiscal quarter ended March 31, 2003, we did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUMED, INC.
(Registrant)

Date May 12, 2003	By:	/s/ John G. McLaughlin
John G. McLaughlin
President and Chief Executive Officer

Date May 12, 2003	By:	/s/ Phuong Dang
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

Date: May 12, 2003	/s/ JOHN G. MCLAUGHLIN

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

Date: May 12, 2003	/s/ PHUONG DANG

PHUONG DANG Secretary and Controller (Principal Financial and Accounting Officer)