Form 10QSB
period 2003-06-30
COMPUMED INC
filed 2003-08-11
CIK 700998

SECURITIES AND EXCHANGE COMMISSION

UNITED STATES

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number:  0-14210

COMPUMED, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2860434
(State or Other Jurisdiction of Incorporation orOrganization)	(I.R.S. Employer Identification No.)

5777 W. Century Blvd., Suite 1285, Los Angeles, CA  90045

(Address of Principal Executive Officers)

(310) 258-5000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

The registrant had 17,869,309 shares of common stock, ($.01 par value) issued and outstanding as of August 4, 2003.

Transitional Small Business Disclosure Format (check one):  Yes  ☐   No ☒

INDEX

COMPUMED, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

COMPUMED, INC.

	June 30, 2003	September 30, 2002
	(Unaudited)	(Note A)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$34,000	$78,000
Marketable securities	225,000	249,000
Accounts receivable, less allowance of $25,000 (June 2003) and $41,000 (September 2002)	234,000	227,000
Inventory	34,000	41,000
Prepaid expenses and other current assets	17,000	14,000

TOTAL CURRENT ASSETS	544,000	609,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,286,000	1,278,000
Furniture, fixtures and leasehold improvements	42,000	100,000
Equipment under capital leases	35,000	66,000
	1,363,000	1,444,000

Accumulated depreciation and amortization	(1,098,000)	(1,014,000)
	265,000	430,000

Other assets	28,000	28,000

TOTAL ASSETS	$837,000	$1,067,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$86,000	$119,000
Accrued liabilities	138,000	116,000
Current portion of capital lease obligations	9,000	8,000

TOTAL CURRENT LIABILITIES	233,000	243,000

Capital lease obligations, less current portion	1,000	7,000

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred Stock, $.10 par value — authorized 1,000,000 shares
Preferred Stock — Class A $3.50 cumulative convertible voting — issued and outstanding — 8,400 shares	1,000	1,000

Preferred Stock — Class B $3.50 cumulative convertible voting — issued and outstanding —300 shares	—	—

Common Stock, $.01 par value-authorized 50,000,000 shares — issued and outstanding — 17,869,309 shares	179,000	179,000

Additional paid in capital	32,290,000	32,241,000

Accumulated deficit	(31,874,000)	(31,603,000)

Accumulated other comprehensive income	37,000	2,000

Deferred stock compensation	(30,000)	(3,000)

TOTAL STOCKHOLDERS’ EQUITY	603,000	817,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$837,000	$1,067,000

See notes to condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

COMPUMED, INC.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
REVENUES FROM OPERATIONS
ECG services	$381,000	$434,000	$1,192,000	$1,278,000
ECG product and supplies sales	27,000	34,000	84,000	108,000
OsteoGram® sales and services	20,000	30,000	86,000	75,000
	428,000	498,000	1,362,000	1,461,000
COSTS AND EXPENSES
Costs of ECG services	116,000	133,000	359,000	385,000
Cost of goods sold-ECG	19,000	29,000	60,000	78,000
Cost of goods sold-OsteoGram®	2,000	—0—	9,000	7,000
Selling expenses	63,000	136,000	207,000	271,000
Research and development	53,000	58,000	160,000	167,000
General and administrative expenses	185,000	375,000	699,000	889,000
Depreciation and amortization	55,000	59,000	163,000	200,000
	493,000	790,000	1,657,000	1,997,000

OPERATING LOSS	(65,000)	(292,000)	(295,000)	(536,000)

Interest income and dividends	6,000	11,000	20,000	31,000
Realized gain on marketable securities	11,000	(9,000)	21,000	(9,000)
Interest expense	—0—	—0—	(1,000)	1,000
NET LOSS	$(48,000)	$(290,000)	$(255,000)	$(513,000)

NET LOSS PER SHARE (Basic and diluted)	$(.00)	$(.02)	$(.01)	$(.03)

Weighted average number of common shares outstanding	17,869,309	17,869,309	17,869,309	17,869,309

See notes to condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

COMPUMED, INC.

	Nine months Ended
	June 30, 2003	June 30, 2002
OPERATING ACTIVITIES:
Net loss	$(255,000)	$(513,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized gain/loss on marketable securities	(21,000)	9,000
Amortization of deferred stock compensation	20,000	14,000
Depreciation and amortization	163,000	200,000
Changes in operating assets and liabilities:
Accounts receivable	(7,000)	5,000
Inventory, prepaid expenses and other assets	4,000	2,000
Accounts payable and other liabilities	(23,000)	119,000
NET CASH USED IN OPERATING ACTIVITIES	(119,000)	(164,000)

INVESTING ACTIVITIES:
Sales of marketable securities	80,000	50,000
Purchases/Sales/Disposals of property, plant and equipment	—	(7,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	80,000	43,000

FINANCING ACTIVITIES:
Principal payments on capital lease obligations	(5,000)	(45,000)

NET CASH USED IN FINANCING ACTIVITIES	(5,000)	(45,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(44,000)	(166,000)

Cash and cash equivalents at beginning period	78,000	239,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,000	$73,000

Cash paid for interest	$—	$1,000

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

COMPUMED, INC.

NOTE A—BASIS OF PREPARATION

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month and nine-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2003.  For further information, refer to the financial statements for the year ended September 30, 2002 and the notes thereto included in the Company’s Annual Report on Form 10-KSB.

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

The Company anticipates that its cash flow from operations, available cash and marketable securities will be sufficient to meet its anticipated financial needs for at least the next 12 months.  However, in certain circumstances it may need to raise additional capital in the future, which might not be available on reasonable terms or at all.  Failure to raise capital when needed could adversely impact the Company’s business, operating results and liquidity.  If additional funds are raised through the issuance of equity or convertible securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity and convertible securities might have rights, preferences or privileges senior to our Common Stock.  Our Common Stock is currently listed on the over-the-counter (OTC) bulletin board, which will make it more difficult to raise funds through the issuance of equity or convertible securities (prior to December 1, 1999, our Common Stock was listed on NASDAQ).  There can be no assurance that such additional sources of financing will be available on acceptable terms, if at all.

NOTE B—PER SHARE DATA

Basic loss per share is calculated using the net loss, less preferred stock dividends ($12,000 and $0 for the nine months ended June 30, 2003 and 2002, respectively), divided by the weighted average number of common shares outstanding.  Shares from the assumed exercise of outstanding warrants, options and effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

NOTE C—COMMITMENTS AND CONTINGENCIES

On January 26, 1998, the United States District Court for the Central District of California approved the settlement of the class action and derivative lawsuits on the terms agreed to by the parties in the Memorandum of Understanding entered into on August 5, 1996.  The final settlement is anticipated to be completed in the current fiscal year and will involve the issuance of 770,000 shares of Common Stock and the issuance of 1,875,000 warrants for the purchase of Common Stock at a price of $3.00.  The effect of these issuances on the Company’s statement of operations was recorded during the fiscal year ended September 30, 1997.

NOTE D—MARKETABLE SECURITIES

Marketable securities consist of investments in equity and bonds in various publicly traded domestic companies and are stated at market value based on the most recently traded prices of these securities at June 30, 2003.  These short-term investments are defined as assets available for sale under the provisions of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

During the quarter ended June 30, 2003, the Company recognized $35,000 of unrealized gains, which was recorded as a component of Accumulated Other Comprehensive Income in Stockholders’ Equity.  At June 30, 2003 and September 30, 2002 the Company’s investments in marketable securities are as follows:

Investments Types	June 30, 2003	September 30, 2002
Corporate Bonds	$15,000	$10,000
Common Stock	210,000	239,000

Total	$225,000	$249,000

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

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, the impact of competition, dependence on key employees and the need to attract new management, effectiveness and costs of sales and marketing efforts, acceptance of product offerings, ability to expand into new markets, the risks of patent claims or other third party liability, and the risks of launching a new product or service, such as our OsteoGram® test, changes in health care regulation, including reimbursement programs, capital needs to fund any delays or extensions of research programs and the availability of capital on terms satisfactory us.  We do not intend to update any forward-looking statements to reflect events or circumstances after the date hereof.

Overview

Our traditional core business is remote electrocardiogram (ECG) interpretation services. We offer our services to health care providers, such as correctional health facilities, ambulatory surgery centers and occupational health clinics that may not have access to self-interpreting ECG equipment. Although self-interpreting ECG equipment is widely available, many of our customers like the added benefit of knowing that they can automatically send their ECG results to one of our cardiologists for a thorough overread when the results are questionable. This overread feature is a key advantage that enables us to market our services in segments of the market where physicians may not be available on a routine basis. We have implemented measures to improve our service, and we are actively exploring new opportunities in the existing market.  However, we could lose customers who choose to receive services from a competitor or who purchase a self-interpretive machine and no longer need our ECG interpretations.  If we were to lose existing customers, they may be difficult to replace and that could have a material adverse impact on our operations and financial condition.

Our second line of business is the development and marketing of medical imaging software tools that assists busy clinicians in their daily routines. The OsteoGram® is an automated system for the screening, diagnosis and monitoring of osteoporosis, a disease that affects 44 million Americans.  Osteoporosis is a “silent disease” that costs the U.S. healthcare system over $16 billion dollars annually. Medicare has been increasingly concerned with the costs and human suffering of this treatable disease, and we expect that health care providers will be pressured in the near future to test patients at risk and offer early intervention.

In its current configuration, the OsteoGram® utilizes a standard hand x-ray coupled with proprietary, desktop computer imaging technology to accurately and precisely determine bone mineral density, the marker for osteoporosis. We market this system to hospitals, clinics and physicians offices, both in the domestic and international markets. The future for the OsteoGram® is a DICOM compliant version that will reside on digital radiography platforms that will replace conventional x-ray machines using film, messy chemicals and darkrooms. DICOM is the information standard that allows digital imaging equipment to interconnect, enabling clinicians to readily move, archive and retrieve images over networks. The digital segments of the radiography markets are considered to be high growth areas for the immediate future.  The underlying OsteoGram® technology is unique, and we have plans to exploit the technology further by developing a number of associated applications, including one to measure the progression of arthritic disease. In addition, we are exploring other applications that will be directed towards radiologists and orthopedic surgeons to automate time-consuming procedures and provide pre-and post-operative assessment. We believe that our business model is an excellent fit with the companies developing digital radiography platforms, and we are seeking partnerships where our products will represent value-added tools that are available on a 24/7 basis.

For the quarter ended June 30, 2003 we focused on developing incremental international distribution outlets in select countries in Asia, the Middle East and Latin America for our OsteoGram® product. In addition, we sought expanded domestic distribution through partnerships with local and regional distributors that concentrate on market segments where we believe demand can be created. Since we consider digital radiography platforms to represent the best overall strategy to integrate and distribute our current and future applications, a great deal of our time has been devoted to fostering partnerships with the manufacturers of these devices. Concurrently, we are identifying and developing new applications, both in current and DICOM format, and are seeking patent protection for our innovations.

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

Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No, 123, “Accounting for Stock-Based Compensation”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for the current period.

Pro forma information regarding net loss and loss per share has not been presented because the effect of the employee stock option grants is immaterial.

Results of Operations

Revenues from ECG operations decreased by 13% for the third quarter ended June 30, 2003 to $408,000 from $468,000 for the same period in fiscal 2002, and during the nine months ended June 30, 2003 decreased by 8% to $1,276,000 from $1,386,000 for the same period in fiscal 2002.  The decrease is mostly due to lower sales of equipment and supplies.  Revenues from the Company’s OsteoGram® sales and services for the third quarter ended June 30, 2003 decreased by 33% to $20,000 from $30,000 for the same period in fiscal 2002, due to lower domestic sales and during the nine months ended June 30, 2003 increased by 15% to $86,000 from $75,000 for the same period in fiscal 2002, due to increased sales to international distributors.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, sales of electrocardiograph equipment and OsteoGram® systems and certain overhead expenses.  During the third quarter ended June 30 2003, costs of services and goods sold decreased by 15% to $137,000 from $162,000 for the same period in fiscal 2002, and during the nine months ended June 30, 2003 decreased by 9% to $428,000 from $470,000 for the same period in fiscal 2002.  The decrease in cost of services is generally due to lower sales of ECG equipment and reduction of certain overhead expenses.

General and administrative expenses decreased by 51% during the third quarter ended June 30 2003 to $185,000, as compared to $375,000 for the same period in fiscal 2002, and during the nine months ended June 30, 2003 decreased by 21% to $699,000 as compared to $889,000 for the same period in fiscal 2002, mostly due to incremental cost-cutting measures including deferring our shareholders meeting.

Research and development costs, generally for the OsteoGram® product, decreased by 9% during the third quarter June 30, 2003 to $53,000 as compared to $58,000 for the same period in fiscal 2002, and during the nine months ended June 30, 2003 decreased by 4% to $160,000 as compared to $167,000 for the same period of fiscal 2002, due to decreased clinical trials expenses.

Selling expenses decreased by 54% during the third quarter ended June 30, 2003 to $63,000 as compared to $136,000 for the same period in fiscal 2002, primarily due to reduction of trade show related expenses and decreased by 24% during the nine months ended June 30, 2003 to $207,000 as compared to $271,000 for the same period in fiscal 2002, primarily due to reduction in marketing activities and consulting services associated with the OsteoGram®.

We recorded interest and dividend income during the third quarter ended June 30, 2003 of $6,000 as compared to $11,000 for the same period in fiscal 2002, and during the nine months ended June 30, 2003, we recorded $20,000 as compared to $31,000 for the same period in fiscal 2002.  The decrease was generally due to a decrease in the marketable securities balance from 2002 to 2003.

Net loss for the third quarter ended June 30, 2003 decreased 83% to $48,000 compared to a loss of $290,000 for the same period in fiscal 2002. Net loss for the nine months ended June 30, 2003 was $255,000 as compared to $513,000 for the same period in fiscal 2002.  The decreased loss is due to the factors described above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had approximately $259,000 in cash and marketable securities, as compared to a balance of $327,000 at September 30, 2002.  The net decrease of $68,000 in cash and marketable securities is primarily due to cash used in operations.  The decrease of working capital to $311,000 at June 30, 2003 from $366,000 at September 30, 2002 is primarily a result of losses from operations.  There were no purchases of property, plant and equipment during the quarter ended June 30, 2003.

We have historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures.  We raised these funds in 1997 through 2000 through the placement of preferred stock issuances and proceeds from the exercise of certain stock options and warrants.

Our business strategy includes an increase in OsteoGram® sales through domestic and international marketing and distribution efforts.  We intend to finance this business strategy by using our current working capital resources and cash flows from existing operations, including the ECG and OsteoGram® businesses.  There can be no assurance that the ECG and OsteoGram® sales will be sufficient to offset related expenses.

We anticipate that our cash flow from operations, available cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months.  However, in certain circumstances we may need to raise additional capital in the future, which might not be available on reasonable terms or at all.  Failure to raise capital when needed could adversely impact our business, operating results and liquidity.  If additional funds are raised through the issuance of equity or convertible securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity and convertible securities might have rights, preferences or privileges senior to our Common stock.  Our Common Stock is currently listed on the over-the-counter (OTC) bulletin board, which will make it more difficult to raise funds through the issuance of equity or convertible securities (prior to December 1, 1999, our Common Stock was listed on NASDAQ).  We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

Our primary capital resource commitments at June 30, 2003 consist of capital and operating lease commitments, primarily for computer equipment and for our corporate office facility as mentioned in the Company’s Annual Report Form 10-KSB for the year ended September 30, 2002.

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

Item 3.  Control and Procedures

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Our chief executive officer and principal financial officer do not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

10.4	2002 Stock Option Plan [Incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 0-14210), filed on May 3, 2002]
10.5	Form of Stock Option Agreement [Incorporated by reference to Exhibit 10.5 to the Company’s Form 10QSB for the quarter ended June 30, 2002 (File No. 0-14210), filed August 14, 2002]
10.6	Employment Agreement entered on November 2, 2002 between CompuMed, Inc. and Mr. McLaughlin
10.7	2003 Stock Incentive Plan [Incorporated by reference to Exhibit 99.2 to our Registration Statement on Form S-8 (File No. 333-105770), filed June 2, 2003
11	Statement re: computation of per share earnings*

31.1	Certification Pursuant to 18 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification Pursuant to 18 U.S.C. Section 7241, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

*                      Data required is provided in note B to the consolidated financial statements in this report.

**              Included herein pursuant to Item 601(b)31 of Regulation SB.

***       Included herein pursuant to Item 601(b)32 of Regulation SB.

(b)             Reports on Form 8-K — We filed a Current Report on Form 8-K dated May 14, 2003, in connection with a press release announcing our earnings results for the second fiscal quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUMED, INC.
(Registrant)

Date August 4, 2003	By:	/s/ John G. McLaughlin
John G. McLaughlin
President and Chief Executive Officer (Principal Executive Officer)

Date August 4, 2003	By:	/s/ Phuong Dang
Phuong Dang
Controller (Principal Financial and Accounting Officer)