Form 10KSB
period 2003-09-30
COMPUMED INC
filed 2003-12-24
CIK 700998

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK  ONE)

 X  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934.

FOR  THE  FISCAL  YEAR  ENDED  SEPTEMBER  30,  2003

     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR  THE  TRANSITION  PERIOD  FROM                  TO

                     COMMISSION FILE NUMBER          0-14210

                                 COMPUMED, INC.
                 (Name of Small Business Issuer in Its Charter)

                  DELAWARE                    95-2860434
   -----------------------------          --------------------
  (State or Other Jurisdiction of                (I.R.S.
   Incorporation or Organization)       Employer Identification No.)

       5777 WEST CENTURY BLVD., SUITE 1285, LOS ANGELES, CA          90045
       ----------------------------------------------------      ----------
          (Address of principal executive offices)                (Zip Code)

                                 (310) 258-5000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities registered under Section 12(b) of the Exchange Act:  NONE

         Securities registered under Section 12(g) of the Exchange Act:

                             COMMON STOCK, $.01 PAR VALUE
                                 Title of Class

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months), and (2) has been subject to such filing requirements for the past 90 days. X YES NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State  the  issuer's  revenues  for  its  most  recent  fiscal year: $1,811,000.

As of December 12, 2003, 17,951,034 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Registrant held by non-affiliates was approximately $6,911,148.

Documents  incorporated  by  reference:  None

Transitional  Small  business  issuer  Formal:     YES    X NO

                                     ------
                                     PART I
                                     ------

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS
----------------------------------------------

     We are including the following cautionary statement in this Annual Report on Form 10-KSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. From time to time, we may make written or oral statements that are forward-looking including statements contained in this report and other filings with the Securities and Exchange Commission. These forward-looking statements are principally contained in the sections captioned "Business" and "Management's Discussion and Analysis of Operations". In those and other portions of this Form 10-KSB, the words "anticipates", "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions as they relate to us or our management are intended to identify forward-looking statements. All such forward-looking statements are expressly qualified by these cautionary statements.

     Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. Our expectations, beliefs and forward-looking statements are expressed in good faith on the basis of management's views and assumptions as of the time the statements are made, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.

     In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, the impact of competition, dependence on key employees and the need to attract new management, effectiveness and costs of sales and marketing efforts, acceptance of product offerings, ability to expand into new markets, the risks of patent claims or other third party liability, and the risks of launching a new product or service, such as our Osteogram (R) test, changes in health care regulation, including reimbursement programs, capital needs to fund any delays or extensions of research programs and the availability of capital on terms satisfactory us. We do not intend to update any forward-looking statements to reflect events or circumstances after the date hereof.

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

     CompuMed, Inc. ("we", "our", the "Company" or "CompuMed") is a healthcare informatics company that provides medical imaging software solutions and the remote interpretation of electrocardiograms (ECGs). Our two main products are the Osteogram (R) and CardioGram systems. The Osteogram (R) is our proprietary image processing software that utilizes standard or digital x-rays of the hand to screen, diagnose and monitor osteoporosis, a disease that affects over an estimated 200 million people worldwide. The CardioGram consists of computer-aided telemedicine services that offer on-line interpretation of ECGs to physicians and government and corporate healthcare providers. We incorporated in the State of Delaware on July 21, 1986.

RECENT  EVENTS

     During fiscal 2003 we changed the strategic direction for the Osteogram (R) product. We believe that the future of the underlying technology is in the development of medical software applications for digital (filmless) imaging equipment, which is a high growth segment of the medical imaging field. The digital or DICOM (Digital Communications and Imaging in Medicine) standards-based version of the Osteogram (R) is the first CompuMed product in this emerging arena. Our R&D team has a number of other applications in development and on the drawing board in the areas of bone disease, dental disease and specific cancers. This year we pursued distribution and product development partnerships with imaging equipment manufacturers, and we expect that these initiatives will bear fruit in the near future. We have also expanded our international distribution through country-specific distributors. These distributors are obtaining the necessary regulatory approvals and gearing up their marketing efforts.

     In fiscal 2003 we directed our ECG business towards strengthening our relationships with key customers. In addition, we are exploring a number of business development prospects to expand our service offering to the international markets. Our CardioGram team is evaluating new ECG platforms to exploit these opportunities.

THE  OSTEOGRAM (R)

GENERAL

The Osteogram (R) is a software-based image processing system that enables healthcare providers to screen, diagnose and monitor osteoporosis using conventional, film-based hand x-rays or digital images from filmless x-ray equipment. Osteoporosis is diagnosed by measuring bone mineral density (BMD). A low BMD is indicative of the disease. The Osteogram (R) uses Radiographic
Absorptiometry (RA) to measure bone mineral density. The practical implementation of the Radiographic Absorptiometry technique began in the early 1980's. We applied several enhancements to the technique in the early 1990's, and in the middle of that decade, we made the Osteogram (R) test available to doctors as a central-lab-based service. This required that the hand x-ray films be mailed by the healthcare provider to a special laboratory for analysis by skilled technicians. The technology was validated in this era by a number of peer-reviewed publications, and it was widely utilized by Merck and Company during clinical trials for their osteoporosis drug- Fosamax.

     In May 1999, we received clearance from the United States Food and Drug Administration (FDA) to market an automated version of the Osteogram (R) software for use as a stand-alone product by physicians. We are currently launching the DICOM (Digital Imaging and Communications in Medicine) or digital version of the product. Using standard or digital x-ray equipment, two posterior-anterior views of the left-hand fingers are taken with an aluminum alloy reference wedge in each exposure. The calibration wedge is used to adjust for any differences among x-ray equipment, exposures and other variables. In the case of the PC version of the Osteogram (R) , the developed film is scanned with a standard desktop scanner, and the Osteogram (R) software analysis program rapidly produces an accurate and precise BMD report. With a filmless x-ray system the image is captured on a workstation for analysis. CompuMed recently developed the DICOM-compliant version of the Osteogram (R) for use on filmless systems, which have become a high growth segment in the medical imaging market. As digital radiography systems proliferate, the need grows for systems and networks to communicate and efficiently move/archive images. DICOM is the industry-consortium established information standard that allows the new generation of digital medical imaging equipment to interconnect.

     The  foremost  market opportunity that we have identified for our Osteogram
(R) is the market for filmless x-ray systems. Our application can reside on a workstation, just like Microsoft Word on a PC. There is no need for an additional piece of equipment or a redundant computer. Clinicians can launch the Osteogram (R) application and diagnose osteoporosis at the same time an x-ray is taken for a bone fracture, making it far easier to implement and use than expensive dual x-ray absorptiometry (DXA) equipment that requires a dedicated room and specially trained technicians who are usually not available around the clock.

STRATEGIC  PARTNERSHIPS

     Cost-effective distribution is a crucial component of our Osteogram (R) strategy. One of our goals is to establish distribution and product development partnerships with the major manufactures of digital imaging platforms and network servers, and a number of these companies are evaluating our software. We expect this process to continue, and it is likely that smaller, nimbler firms will initially commit. A second part of our strategy is to utilize experienced imaging distributors both in the domestic and international market. We made a presentation at the September 2003 national sales meeting of National Imaging Resources (NIR), a prominent consortium of regional imaging distributors, and we hope to establish relationships with many of their member firms. NIR's focus on selling capital equipment, combined with their commitment to serve the market for digital radiography and PACS network servers, compliments our strategy to develop digital applications for the medical imaging field.

     Our efforts in the international arena continue. Rather than build our own global sales force, we use existing distribution channels that include a mix of manufacturers' direct sales representatives and local distributors. New distributors are expected to become productive after they meet their country-specific regulatory requirements. During this fiscal year we strengthened our distribution in China, while adding new distributors in Korea, Israel, Egypt, India and Brazil. The member countries to the European Union (EU) are of particular interest, since their conversion to filmless x-ray systems is far ahead of the U.S. market. In order to enter the EU we will need to have a CE Mark, indicating that we have conformed to all the regulatory obligations required by EU legislation. Our technical staff has been working to meet the requirements soon after this year's Medica in November. Located in Dusseldorf, Germany, Medica is the world's largest all-medical trade show, attended by most of the major EU distributors. We are also seeking wider distribution in select areas of Latin America and the Middle East.

RESEARCH  &  DEVELOPMENT

     We continue to invest in research and development efforts for the Osteogram
(R) technology by developing new applications and filing key patents to protect our intellectual property rights. Our DICOM version of the Osteogram (R) was essentially completed by the end of fiscal 2003; however, it must be modified to function with each manufacturer's digital system. We have agreed to a clinical trial to validate the DICOM product on one leading manufacturer's system that will likely be completed by the end of December 2003. In addition, we have filed an application for an SBIR (Small Business Innovative Research) grant to help fund our efforts to follow the progression of arthritic disease.


OSTEOPOROSIS

     Osteoporosis is a disease characterized by low bone mass and structural deterioration of tissue leading to bone fragility and an increased susceptibility to fractures of the hip, spine and wrist. While there is increased global awareness of osteoporosis, the disease is under-diagnosed and under-treated.

     According to the International Osteoporosis Foundation (IOF), osteoporosis affects over 200 million people worldwide, 80% of which are women. Osteoporosis is a major public health threat for 44 million Americans, and the disease costs the U.S. healthcare system in excess of $17 billion annually, compared to breast cancer at $6 billion. In fact, more people die as a result of osteoporosis-related fractures each year than die from breast cancer.

     In July 2002 the National Institutes of Health (NIH) halted a large, in-progress study examining the effects of hormone replacement therapy (HRT).
The study, which was one of the five major studies that comprise the large clinical trial called the Women's Health Initiative (WHI), was discontinued because the hormones appeared to increase a woman's risk of breast cancer as well as heart disease, blood clots and stroke. This news caused the medical community to question one of the long-accepted practices in the treatment of female menopausal symptoms. HRT is known to protect women against bone loss; however, the negative implications of increased heart disease, stroke and cancer were largely unknown. Subsequently millions of women discontinued HRT therapy, which increased concern about bone loss. As a result, there was an increased awareness of BMD testing and testing methods.

          Following the WHI announcement, the U.S. Preventative Services Task Force (USPSTF) published its own recommendations that women over the age of 65 be tested for osteoporosis. Soon afterwards the National Osteoporosis Foundation reaffirmed their more comprehensive recommendations for osteoporosis testing. In July 2003 the American Association for Orthopaedic Surgeons posted a Policy Statement on their web site urging their members to test for underlying bone disease when presented with a fragility fracture. In addition, Medicare is expected to enact a new standard of care encouraging health care providers to test for osteoporosis when a fracture is diagnosed.

     We believe that the global awareness of osteoporosis is increasing, and that there is a resurgence of interest in BMD testing as a result of the increased publicity. We also believe that osteoporosis testing is a significant public health care issue that can best be dealt with in a routine manner at a point-of-care care setting.

COMPETITION-OSTEOGRAM (R)

     Bone mineral density (BMD) measurements are the primary methods used to assist physicians in detecting osteoporosis. BMD is measured by passing x-ray beams or ultrasound through bone and determining how much energy the bone absorbs.

     Dual x-ray absorptiometry (DXA) is currently the mostly widely used osteoporosis detection technology, with a worldwide installed base of approximately 16,000 units. The DXA market is divided into "whole-body" machines, which are designed to measure bone mass and density at a variety of skeletal sites (primarily the hip and spine), and "peripheral" machines, which measure bone mass and density at appendicular sites (forearm, hand or heel).

     The leading manufacturers of whole-body DXA scanners include General Electric's Lunar Division (U.S.) and Hologic, Inc. (U.S.), which together command most of the worldwide DXA market. The leading manufacturers of peripheral DXA machines are General Electric, Hologic, Norland, Osteometer (a Danish subsidiary of OSI Systems, U.S.), and Schick Technologies, Inc. Whole body DXA products typically cost from $70,000-$150,000 and require continued maintenance during their lifetime. They also require specially trained technicians, who must be licensed in most states, and who are not available on a 24/7 basis.

     We experience extensive competition for the Osteogram (R) from companies that offer DXA machines, primarily because they are considered the "gold standard" for measuring BMD and have a large installed base worldwide. We compete by offering cost effective testing and a product with a unique digital format. The Osteogram (R) was developed to enhance the use of existing radiological equipment for generating BMD reports comparable to tests performed on the expensive, dedicated DXA equipment generally found in hospitals and specialty practices.

     Other competition for the Osteogram (R) comes from less accurate ultrasound and other peripheral devices. Our competition also uses single-energy x-ray absorptiometry (SXA), quantitative computed tomography (QCT), peripheral quantitative computed tomography (pQCT), and radiographic absorptiometry (RA). All radiographic techniques in use today have been validated through extensive clinical studies and are currently approved in the U.S. for Medicare reimbursement. RA is the technology we employ because of its accuracy, ease of use and relative low cost.

     Quantitative Computed Tomography (QCT) utilizes existing computed tomography (CT or CAT) scanners that have been upgraded with specialized software, while pQCT utilizes specialized peripheral CT machines. QCT and pQCT are expensive to perform and require a high degree of expertise to operate properly. In addition, the radiation dose of QCT is remarkably high compared to the Osteogram (R) process.

     Quantitative Ultrasound (QUS) bone densitometers were introduced in the early 1990s, and they are widely available. General Electric Lunar and Hologic are leaders in the ultrasound market segment; however, the market also includes numerous regional manufacturers such as Myriad and Sunlight (Israel), IGEA (Italy) and McCue (Great Britain). The Company believes that there are now approximately 10,000 QUS machines installed worldwide. QUS has FDA clearance for screening in the U.S., but unlike the Osteogram (R) , is not recommended by the National Osteoporosis Foundation for diagnosis and monitoring.

     The only manufacturer using RA, other than CompuMed, is Alara, Inc. (U.S.). In 2000 the FDA approved Alara's self-contained, tabletop system that performs digital RA of the hand. Alara appears to be currently focused on developing computed radiography (CR) systems.

     Biochemical Marker Tests that measure the level of bone metabolic substances present in the blood or urine were introduced in the 1990s. There is no clear consensus yet on the appropriate use of these technologies, since they only measure the rate of bone loss, not bone density. Although their role in monitoring the effect of drug therapy may grow, their use at the present time is limited. Manufacturers of biochemical marker tests include Quidel, Inc. (U.S.) and Ostex International, Inc., a division of Inverness Medical Innovations, Inc. (U.S.).

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

ECG  SERVICES

GENERAL

     We have been a supplier of telemedicine services, establishing one of the nation's largest telecommunications networks for processing electrocardiograms
(ECGs)  on  a  real  time  basis,  for  nearly  twenty  years.

     Using a CompuMed ECG terminal, an ECG can be acquired from a patient, telecommunicated to our central computers, analyzed and received back on the ECG terminal where the ECG trace and computer interpretation are printed- all within three minutes. If necessary, we can provide an "overread" by a cardiologist and return the results within an hour. We bill for this service on a per-use basis, and we sell a full range of ECG supplies including electrodes, recording paper, gel, and patient cables.

     ECG analysis services are available to end-users 24 hours a day, seven days a week. Our computer laboratory is staffed or on-call at all times and has been recently upgraded to provide additional features and faster turn around time for "overreads" by replacing telephone requests with electronic notification.

     We currently provide ECG equipment and services to over 500 government and corporate healthcare facilities, clinics, and hospitals nationwide. Our customers include physicians, correctional healthcare facilities, ambulatory surgery centers, clinics, rural hospitals, occupational health facilities, and behavioral health facilities.

     ECG terminals are available for purchase, rental or lease, and transmission fees are charged on a per-use basis. Customers who choose to purchase an ECG terminal are charged either hardware maintenance fees or repair fees for maintaining and repairing the equipment.

     We assess our customer's equipment needs on an ongoing basis, and we plan to offer upgraded ECG instruments with value-added features that should expand our market reach. We are also evaluating the need for an XML- enabled, web-based version of our service that would allow us to enter the international markets and those domestic markets where Internet access is readily available. A web-based service would not only extend our scope, but also significantly reduce costs by eliminating the need for long distance phone transmissions. An XML-enabled system would also enable a number of features including archiving and comparisons with previously stored ECGs.

MARKETING  -  ECG  SERVICES

     During fiscal 2003 our goal was to strengthen relationships with key customers and preserve a stable base of business. Although our ECG-related revenue dipped slightly during the year, we accomplished this goal, and September 2003 was the best month for ECG revenue in several years. We believe that there are growth areas for the ECG business that can be exploited with minimal cost. A proactive, outbound telemarketing approach will be a key strategy for fiscal 2004, and we plan to identify and contact key current and potential customers to expand our business in targeted segments.

     Besides seeking cost reductions in our operations, we are seeking co-marketing agreements with our equipment suppliers. Equipment upgrades are being explored, which will enable us to enter higher margin segments, such as clinical trials. A critical component of the upscale market segments is customer support and increased regulatory compliance.

     We target our sales efforts for ECG products and services toward physicians, correctional healthcare facilities, ambulatory surgery centers, rural hospitals and occupational health facilities located throughout the U.S. We maintain a long-standing customer base with contracts for services generally extending between one to three years. New customers are generated mostly by our direct sales efforts. We advertise in trade journals and attend national medical conventions to generate leads for selling our services, equipment and supplies.

COMPETITION  -  ECG  SERVICES

     Our primary competitors are the Laboratory Corporation of America, Biomedical Systems, Inc. and Covance, Inc. These companies all offer ECG terminals that provide ECG interpretation and data storage services at a central location. We estimate that our centralized ECG analyses constitute less than 1% of the total number of ECGs taken each year in the U.S.

     The overall domestic ECG market is mature. However, we believe that the demand for the centralized ECG services that we provide may increase due to the trend toward decentralized diagnostic testing with central interpretation and data storage. The principal methods under which we compete are service, ease-of-use, and price.

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

ASSEMBLY,  REPAIR  AND  CUSTOMER  SERVICE

     We repair and maintain most of the electrocardiographs rented, leased or sold to our customers. All repair and assembly operations are conducted at our headquarters. Our internal customer service staff handles customer equipment and training problems, and our customer service department handles initial installation and set-up, usually over the telephone.

GOVERNMENT  REGULATION

     The Centers for Medicare and Medicaid Services approve diagnostic tests for reimbursement by Medicare. The Osteogram (R) is approved for reimbursement by Medicare as a centralized laboratory test and as a stand-alone system. Government regulations may change at any time and Medicare reimbursement for the Osteogram (R) test, as well as for other bone mineral density tests, may be withdrawn or reduced. Furthermore, other forms of testing for bone mineral density as an indicator of osteoporosis have been or may be approved for reimbursement, which may reduce our market share or profit margins for such services.

     Our Osteogram (R) test and automated software have been cleared by the FDA for use and sale. In addition, the Osteogram (R) is approved for use in China, Korea, and a number of other countries. The Osteogram (R) software is subject to regulation as a medical device. Our ECG computer interpretation services are also regulated by the FDA and are compliant.

PATENTS  AND  PROPRIETARY  RIGHTS

     The U.S. Patent and Trademark Office awarded us our first Osteogram (R) patent in June 2001. The patent covers twenty aspects of Method and Apparatus for determining Bone Mineral Density. In addition, we have a second patent pending, which includes twenty-four claims covering image processing and bone segmentation technology. Final action for the second patent was filed in August 2003. There is no assurance that the second patent will be issued, or that any issued patents will provide protection from competitors, or that any patents, if challenged, will be upheld by the courts. The Osteogram (R) trademark is a registered trademark of CompuMed.

     In July 2003 we filed a final action on a provisional U.S. patent application for software to monitor the progression of both inflammatory and degenerative joint disease, such as rheumatoid arthritis and osteoarthritis. The application covers a system that uses many of the same imaging tools employed in our Osteogram (R) product for the screening, diagnosis and monitoring of osteoporosis, but extends the system into the area of monitoring joint degeneration. This new feature will be sold as separate product.

     In July 2003 we filed a provisional U.S. patent application for our DICOM version of the Osteogram (R) product, which we believe will be a key patent in our field. We are unaware of any other patent to utilize x-ray equipment and a DICOM image to evaluate BMD and bone degenerative disease. We also filed final action for a separate provisional patent that was originally filed in 1999 for bone segmentation and edge detection, along with final action on a provisional patent to follow the progression of arthritic disease. In September 2003 we filed an additional provisional U.S. patent application on a method to determine the percentage cortical versus trabecular bone utilizing a DICOM image. This is important, since many clinicians are turning their attention to bone microstructure for a more precise diagnosis and prediction of fracture risk. DXA technology, which is considered the Gold Standard in BMD testing, is unable to distinguish between cortical and trabecular bone. We believe that our ability to assess bone quality and other emerging parameters will help us to compete effectively with DXA.

     In September 2003 our technical staff presented an abstract at the annual meeting of the American Society of Bone Mineral Research, one of the most prestigious organizations in the field. We submitted the abstract in conjunction with Professor Liu Zonghou, President of the Osteoporosis Committee of China. The work validated the unique ability of the Osteogram (R) technology to differentiate between cortical and trabecular bone.


EMPLOYEES

     As of September 30, 2003, we had 13 full-time and 1 part-time employee, in addition to our network of independent sales representatives and distributors. None of our employees is represented by a labor union and we have experienced no work stoppages. We consider our relations with our employees to be good. We also retain consultants from time to time when necessary. Independent cardiologists are retained for ECG "overreads" on a per-diem basis.

RESEARCH  AND  DEVELOPMENT

     Our R&D efforts in fiscal 2003 focused primarily on expanding the Osteogram
(R) platform with differentiating features and additional applications that will open new market segments and expand our business with existing customers. Our DICOM-compliant version of the Osteogram (R) platform will open up a new market for our product with many players in the digital imaging arena. In addition, we plan to develop a new, lower-cost version of the Osteogram (R) that will open up a new market segment for customers that would rather purchase BMD testing on a "per test" basis. Our arthritis module will allow clinicians to help patients with this debilitating affliction by offering the first automated procedure to follow the progression of the disease.

     We are actively engaged in the development of potential diagnostic products based on the technologies covered by our first patent awarded by the U.S. Patent and Trademark Office in June 2001 and a second patent expected in the first half of fiscal 2004. An additional patent filed in the fourth quarter of fiscal 2003 will protect our intellectual property as CompuMed develops a new application to follow the progression of arthritic disease. We expect that a portion of this development will be funded by research grants, contracts and SBIR (Small Business Innovation Research) grants.

     Our technical team is also working to select a new ECG supplier that will enable us to compete effectively in the coming years. We intend to be an active partner with our new supplier in the product planning process. Our goal is to offer a number of systems with features that will appeal to both cost-conscious customers and those desiring the additional benefits of upgraded systems. An XML-enabled system will open up the international markets for our services, plus cut transmission costs. Additionally, upgraded systems will enable us to compete in the market for clinical drug trials and electronic medical records.

     In fiscal 2003, the Company spent $216,000 in research and development, as compared to $217,000 in fiscal 2002. None of such costs were borne by our customers.

INSURANCE

     We maintain liability insurance on our current products and are not aware of any claims based on the use or failure of our products that are expected to have material adverse effect on our operations or financial condition. There is no assurance that claims made in the future with respect to our products will be successfully defended or that our insurance will be sufficient. Furthermore, there is no assurance that liability insurance will continue to be available to us on acceptable terms.

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

     None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to stockholders during the quarter of the fiscal year ended September 30, 2003.

                                     PART II
                                     -------

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     Our Common Stock is currently quoted on the over-the-counter (OTC) bulletin board under the symbol "CMPD.OB". Prior to December 1, 1999, our Common Stock was listed on the Nasdaq National Market System. The following table sets forth the range of high and low bid prices for our Common Stock during the periods indicated. The prices set forth below represent inter-dealer prices, which do not include retail mark-ups and markdowns, or any commission to the broker-dealer, and may not necessarily represent actual transactions.




YEAR  ENDED SEPTEMBER 30, 2002
QUARTER ENDED:                         COMMON STOCK
------------------------------  -------------------------
                                    HIGH           LOW
                                -------------  ----------

December 31, 2001. . . . . . .  $     .15      $    .06
March 31, 2002 . . . . . . . .        .40           .09
June 30, 2002. . . . . . . . .        .44           .15
September 30, 2002 . . . . . .        .28           .09


YEAR  ENDED SEPTEMBER 30, 2003
QUARTER ENDED:                         COMMON STOCK
------------------------------  -------------------------
                                    HIGH           LOW
                                -------------  ----------

December 31, 2002. . . . . . .  $     .23      $    .09
March 31, 2003 . . . . . . . .        .15           .07
June 30, 2003. . . . . . . . .        .18           .06
September 30, 2003 . . . . . .        .45           .09



     As of September 30, 2003, there were approximately 600 record holders of Common Stock, which does not include Common Stock held in "nominee" or "street" name.

     We have not paid cash dividends on our Common Stock since our inception. At the present time, we intend to follow a policy of retaining any earnings in order to finance the development of our business and do not anticipate paying cash dividends in the foreseeable future.

     On  December  12,  2003 the closing price of our Common Stock was $0.42.


ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     This analysis should be read in conjunction with the consolidated financial statements and notes thereto. See ITEM 7 "Financial Statements" and ITEM 13 "Exhibits and Reports on Form 8-K".

RESULTS  OF  OPERATIONS
-----------------------

FISCAL  YEAR  ENDED  SEPTEMBER  30,  2003  AS  COMPARED  TO  2002
-----------------------------------------------------------------

     Total revenues for fiscal 2003 were $1,811,000 as compared to $1,955,000 in fiscal 2002, a decrease of 7%. Our ECG services revenues during fiscal 2003 decreased by 6% to $1,601,000 from $1,696,000. ECG product and supplies sales decreased in fiscal 2003 to $129,000 from $138,000. During fiscal 2003 the Osteogram (R) revenue decreased to $81,000 from $121,000. The decrease was due to our strategic shift away from selling the PC version of our Osteogram (R) system.

     Cost of ECG Services for fiscal 2003 decreased by 6% to $477,000 from $508,000 due to us adopting new telecommunication carriers. Cost of goods sold of ECG for fiscal 2003 decreased by 9% to $88,000 from $97,000 for fiscal 2002, due to lower sales of ECG equipment due to the continuing trend toward equipment leasing in lieu of outright purchase. Cost of goods sold for Osteogram (R) decreased by 38% during fiscal 2003 to $8,000 from $13,000 for fiscal 2002, since Osteogram (R) sales to international distributors did not include computer hardware, which is normally purchased locally.

     Selling expenses decreased by 23% for fiscal 2003 to $282,000 from $364,000 for fiscal 2002, due to reduction in domestic marketing activities and marketing-related consulting services associated with the Osteogram (R).

     General and administrative expenses in fiscal 2003 decreased by 14% to $945,000 from $1,097,000 for fiscal 2002 due to incremental cost cutting measures, including deferring our 2003 annual shareholders' meeting.

     Research and development costs decreased slightly for fiscal 2003 to $216,000 from $217,000 for fiscal 2002 primarily due to decrease of clinical trial expenses.

     Interest income decreased by 33% for fiscal 2003 to $26,000 from $39,000 for fiscal 2002 due to decreased investments in marketable securities and reduced interest income on such investments.

     The net loss decreased by 24% to $375,000 for fiscal 2003 from $494,000 for fiscal 2002. The decrease is primarily due to reduced expenditures related to marketing activities for our Osteogram (R) products, resulting from our decision to withhold investment in marketing activities until we confirmed the validity of our new strategies.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

     At September 30, 2003, we had approximately $247,000 in cash and marketable securities, as compared to a balance of $327,000 at September 30, 2002. The net decrease of $80,000 in cash and marketable securities is primarily due to losses from operations. Purchases of property, plant and equipment decreased by 77% for fiscal 2003 to $9,000 from $39,000 for fiscal 2002, mostly due to decrease in acquiring computers for the Osteogram (R) systems sales.

     We have historically used existing cash and readily marketable securities balances to fund operating losses and capital expenditures. We had raised these funds in 1997 through 2000 through the placement of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants.

     We have incurred recurring losses and had net losses aggregating $869,000 in fiscal years ended September 30, 2003 and 2002. Our business strategy includes an increase in Osteogram (R) sales through domestic and international marketing and distribution efforts, including partnerships with the manufacturers of digital imaging equipment. We intend to finance this business strategy by using our current working capital resources and cash flows from existing operations, including the ECG and Osteogram (R) businesses. There can be no assurance that the Osteogram (R) sales will be sufficient to offset related expenses.

     We anticipate that our cash flow from operations, available cash and marketable securities will be sufficient to meet our anticipated financial needs for at least the next 12 months. However, in certain circumstances we may need to raise additional capital in the future, which might not be available on reasonable terms or at all. Failure to raise capital when needed could adversely impact our business, operating results and liquidity. If additional funds are raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our Common Stock. Our Common Stock is currently quoted on the over-the-counter (OTC) bulletin board, which will make it more difficult to raise funds through the issuance of equity securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

     Our primary capital resource commitments at September 30, 2003 consist of capital and operating lease commitments, primarily for computer equipment and for our corporate office facility.

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


CRITICAL  ACCOUNTING  POLICIES
------------------------------
     The Company's discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of trade accounts receivable, impairment of long-lived assets, revenue recognition and deferred tax assets. The Company believes the following critical accounting policies require its more significant judgment and estimates used in the preparation of the financial statements.

     The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

     We have a significant amount of property, equipment and intangible assets, including patents. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we review our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived and amortizable intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future operating cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their fair value.

     The Company follows the provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), for revenue recognition. Under SAB 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured.

     Income taxes are accounted for under the asset and liability method. Under this method, to the extent that we believe that the deferred tax asset is not likely to be recovered, a valuation allowance is provided. In making this determination, the Company considers estimated future taxable income and taxable timing differences expected to reverse in the future. Actual results may differ from those estimates.

NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------

     In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, was issued. This statement nullifies Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), which required that a liability for an exit cost be recognized upon the entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued. SFAS No. 150 requires that certain financial instruments previously reported as equity be reported as liabilities (such as mandatory redeemable equity instruments and buy-sell arrangements). Depending on the type of financial instrument, it will be accounted for at either fair value or present value of future cash flows determined at each balance sheet date with the change in that value reported as interest expense in the income statement. In the past, either those financial instruments were not required to be recognized, or if recognized were reported in the balance sheet as equity and changes in the value of those instruments were normally not recognized in net income. The statement is effective for instruments entered into or altered after May 31, 2003, and is otherwise effective for interim periods ending after June 15, 2003.

     In November 2002, Financial Interpretation Number (FIN) 45, Guarantor's Accounting and Disclosure Requirement for Guarantees, including Indirect Guarantees of Indebtedness of Others, was issued. FIN No. 45 requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provision of FIN No. 45 does not apply to certain guarantee contracts, such as warranties, derivatives or guarantees between either parent and subsidiaries or corporations under common control, although disclosures of such guarantees is required. For contracts that are within the initial recognition and measurement provisions of FIN No. 45, the provisions are to be applied to guarantees issued or modified after December 31, 2002.

     In January 2003, FIN No. 46, Consolidation of Variable Interest Entities, was issued. FIN 46 clarifies existing accounting principles that determine when a company should include in its financial statements the assets, liabilities and activities of another entity when the equity investors do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN No. 46 apply to variable interest entities (commonly evidenced by a guarantee arrangement or other commitment to provide financial support) created after January 31, 2003. It required us to perform this assessment by September 30, 2003, and consolidate any variable interest entities for which it absorbed a majority of the entities' expected losses or receive a majority of the expected residual gains.

     The adoption of the provisions of these pronouncements did not have a material impact on our results of operations, financial position, cash flows and related disclosures.

ITEM  7.  FINANCIAL  STATEMENTS

     The following financial statements are included as a separate section following the signature page to this Form 10-KSB:


                          INDEX TO FINANCIAL STATEMENTS

Report  of  Independent  Auditors  -  Rose  Snyder  &  Jacobs

Report  of  Independent  Auditors  -  Ernst  &  Young  LLP

Balance  Sheet  as  of  September  30,  2003

Statements  of  Operations  for  the  years  ended  September  30, 2003 and 2002

Statements  of  Stockholders'  Equity for the years ended September 30, 2003 and
2002

Statements  of  Cash  Flows  for  the  years  ended  September 30, 2003 and 2002

Notes  to  Financial  Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 16, 2003, the Company retained Rose Snyder & Jacobs (RS&J) as its independent public accountants. The Company's audit committee and board of directors separately adopted resolutions on September 12, 2003 approving RS&J's selection.

     During the Company's two most recent fiscal years, the Company did not consulted with RS&J regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement, within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or a reportable event, as described in the Item 304(a)(1)(v) of Regulation S-K.

ITEM  8A.  CONTROLS  AND  PROCEDURES

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

     During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our chief executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive  Officers  and  Directors

     The following table sets forth certain information concerning our directors and executive officers as of September 30, 2003:




                           YEAR BECAME
NAME                       POSITION WITH COMPANY     DIRECTOR  AGE
-------------------------  ------------------------  --------  ---
Robert Stuckelman . . . .  Chairman of the Board         1973   71
John G. McLaughlin. . . .  President, CEO                       55
John Minnick. . . . . . .  Director                      1985   55
John Romm, M.D. . . . . .  Director                      1997   73
Stuart L. Silverman, M.D.  Director                      1999   56
Phuong Dang . . . . . . .  Controller and Secretary             47

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

     Mr. McLaughlin joined the Company in May 2002 as President and CEO. He has thirty years of experience in the medical products arena, most recently as President of the Great Circle Consulting Group, Inc. from May 1998 through May 2002. There he provided strategic and operational guidance to domestic and international firms in the medical device, diagnostic and biotech markets. Mr. McLaughlin's prior experience includes five years as an officer and Vice President of Marketing and Sales at Diagnostic Products Corporation (NYSE:DP), a global leader in the design, manufacture and marketing of clinical laboratory instrumentation. He served in that capacity from February 1993 to February
1998. Prior to that, Mr. McLaughlin was the President of Biometric Imaging, which was subsequently acquired by Becton Dickinson in 1999. He holds a Bachelor of Science degree in Pharmacy from the State University of New York at Buffalo.

     Mr. Minnick has been the President of Minnick Capital Management, an investment management firm from 1972 to present. Mr. Minnick is a member of the Kansas and Federal Bar. He has served as a director on other corporate and non-profit boards and is a member of the Association for Investment Management and Research (AIMR). Mr. Minnick is a graduate of Washburn University (BA) and the Washburn University School of Law (JD).

     Dr. Romm has practiced internal medicine and gastroenterology in private practice from 1962 to present. He earned his M.D. at Wayne State College of Medicine and also holds a BS in biology. He is an associate professor of medicine at the University of California, Los Angeles and is an attending physician at Cedars-Sinai Medical Center.

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

     Phuong Dang has been employed by the Company since 1990 and has served as the Controller and Corporate Secretary since 1997.

     There is no family relationship among the directors or executive officers of the Company.

BOARD  MEETINGS  AND  COMMITTEES

     Our Board of Directors held a total of four meetings during the fiscal year ended September 30, 2003. All of our Directors attended each meeting.

AUDIT  COMMITTEE
----------------

     The Audit Committee is primarily responsible for approving the services performed by our independent auditors and reviewing reports of our internal and external auditors regarding our accounting practices and systems of internal accounting controls. This Committee currently consists of Mr. Stuckelman and Dr. Romm. The Audit Committee met four times during the fiscal year ended September 30, 2003. Mr. Stuckelman has been approved by our Board of Directors as the Audit Committee Financial Expert.

COMPENSATION  COMMITTEE
-----------------------

     The Compensation Committee reviews and approves our compensation policy and has assumed responsibility for administration of our 2003 Stock Option Plan. This Committee currently consists of Mr. Minnick and Dr. Silverman. The Compensation Committee met twice during the fiscal year ended September 30, 2003.

EXECUTIVE  COMMITTEE
--------------------

     The Executive Committee is comprised of Dr. Silverman and Mr. Stuckelman and meets monthly with the Chief Executive Officer.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Based solely on our review of our records, we believe that, during the fiscal year ended September 30, 2003, our officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements under Section 16(a) of the Security Exchange Act of 1934, as amended.

CODE  OF  ETHICS

     We have adopted a Code of Ethics that applies to our principal executive officer and controller. A copy of the Code of Ethics is available on our website at http://www.compumed.net/info/index.html. We intend to disclose any amendment or waiver to the Code of Ethics on our website at http://www.compumed.net/info/index.html

ITEM  10.  EXECUTIVE  COMPENSATION

     The following table sets forth the compensation for the fiscal year ended September 30, 2003 for our chief executive officer and all executive officers whose compensation exceeded $100,000.00 for such fiscal year.




SUMMARY COMPENSATION TABLE
                                                                                              LONG-TERM
                                                              ANNUAL COMPENSATION           COMPENSATION
                                                             --------------------         -----------------
                                                                                              SECURITIES
                                          FISCAL                                           UNDERLYING STOCK
NAME AND PRINCIPAL POSITION                YEAR          ANNUAL SALARY        BONUS             OPTIONS
-------------------------------------  ------------  -----------------      --------       ----------------
John G. McLaughlin, President and CEO       2003     $         150,000 (1)  7,200(2)         434,225  (3)
-------------------------------------  ------------  -----------------      --------       ----------------

(1)  $139,000  was  paid  in  fiscal 2003, and the remaining $11,000 was paid in the form of additional stock options.
(2)  Earned  in  fiscal  2003,  payable  in  fiscal  2004.
(3)  50,000  stock options were granted in November 2002 and the remaining 384,225 stock options were granted during  fiscal  2003  in  lieu  of  salary.

STOCK  OPTION  GRANTS  IN  LAST  FISCAL  YEAR

          The following table sets forth the stock options granted to our executive officer named during the fiscal year ended September 30, 2003.



                                                INDIVIDUAL GRANTS
                                              ------------------------
                    NUMBER OF SECURITIES       % OF TOTAL OPTIONS
                    (SHARES OF COMMON STOCK)  GRANTED TO            EXERCISE
                    UNDERLYING OPTIONS        EMPLOYEES/DIRECTORS   PRICE            EXPIRATION
NAME                GRANTED(1)                IN FISCAL             ($/SHARE)        DATE
------------------  ------------------------  --------------------  ---------        ----------
John G. McLaughlin                   434,225                   14%  $      (2)              (3)
------------------  ------------------------  --------------------  ---------        ----------



(1)  50,000  options vested over a three-year period, 144,225 options vested immediately and 240,000 options  vested  over  a  six-month  period.
(2) 50,000 options have an exercise price of $0.20 per share, 144,225 options have an exercise price of  $0.08  per  share  and  240,000  options  have  an  exercise  price  of  $0.10  per  share.
(3)  50,000  options  expire  in  2012  and  the  remaining  384,225  options  expire  in  2013.

EXERCISE  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

     There were no exercises of stock options by the named executive officer during the fiscal year ended September 30, 2003. The following table sets forth certain information regarding options of the named executive officer outstanding as of September 30, 2003.



                                                  YEAR-END OPTION VALUES
                                 ---------------------------------------------------------
                                 NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                 UNDERLYING UNEXERCISED               IN-THE-MONEY
                                 OPTIONS/WARRANTS AT                  OPTIONS/WARRANTS AT
                                 SEPTEMBER 30, 2003                   SEPTEMBER 30, 2003 (1)
NAME                       EXERCISABLE         UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
----------------------  ------------------  ------------------  ------------      -------------
John G. McLaughlin                394,218             140,007       75,831             32,869
----------------------  ------------------  ------------------  -----------      -------------


(1)     Based  on  a  fair  market  value  of $ 0.43 per share, the closing price per share of the
Company's  common  stock  on  September  30,  2003.

EMPLOYEE  STOCK  OPTION  PLANS

     We adopted the 2003 Stock Incentive Plan in June 2003, and did not submit this plan to our stockholders for approval. We adopted the 1992 Stock Option Plan in March 1992 and the 2002 Stock Option Plan in June 2002, both of which were approved by our stockholders. Each of the plans was adopted to recruit and retain selected officers and other employees and directors by providing equity participation in the Company. The 1992 Plan was terminated in March 2002, while the 2002 Plan was terminated on the effective date of the 2003 plan in June 2003. No further options can be granted under the 1992 Plan or the 2002 Plan. Only nonqualified stock options may be granted under the 2003 Plan.

Options generally become exercisable at a rate of 33% of the shares subject to an option one year after its grant. The remaining shares generally become exercisable over an additional 24 months. The duration of options may not exceed ten years. Options are generally nonassignable, except in the case of death and may be exercised only while the optionee is employed by us or, in certain cases, within three months after termination of employment or six months after death or disability. The purchase price and number of shares of Common Stock that may be purchased upon exercise of options are subject to adjustment in certain cases, including stock splits, recapitalizations and reorganizations.

     Both the amount of options granted and to whom they are granted are determined by the Board of Directors with the recommendation of the Compensation Committee, at their discretion. There are no specific criteria, performance formulas or measures applicable to the determination of the amount of options to be granted and to whom such options are to be granted.

COMPENSATION  OF  DIRECTORS

     Each of the Directors receives an annual Board of Directors fee of $10,000, which is paid to each Director in equal monthly installments. The Chairman receives an additional $4,500. In addition to the Board of Directors fee, Directors receive an additional $750 per meeting when they serve as a member of the Executive, Audit or Compensation Committee. Such amount is reduced to $250 if the committee meeting is held by teleconference or on the same day as a board meeting.

     In fiscal 2003, in our effort to conserve limited cash resources, the Directors received no cash payment of their fees, but received a total of 2,380,817 stock options in lieu of their fees.

 EMPLOYMENT  AGREEMENT

     We entered into a temporary employment agreement with John G. McLaughlin, President and CEO, from May 20, 2002 through September 30, 2002. Under the terms of the agreement, Mr. McLaughlin received an annualized compensation of $150,000 and standard employee options to purchase 100,000 shares of Common stock at an exercise price of $0.25 per share. Subsequently we entered into a long-term agreement with Mr. McLaughlin effective November 2, 2002 through September 30, 2004. This agreement provides a base salary of $150,000 per year and a performance bonus with a target of $150,000 for revenue, profit and other criteria far exceeding fiscal 2002. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of Common stock at an exercise price of $0.20 per share. In the event Mr. McLaughlin's employment agreement is terminated by us without cause, or by Mr. McLaughlin for good reason, he is entitled to receive all accrued compensation plus any bonus he would otherwise receive for the remaining term of his contract. This agreement was amended effective October 1, 2003 to provide that the Board of Directors will award Mr. McLaughlin a bonus for fiscal 2004 of between $75,000 and $150,000 based on performance factors, including revenue, profit and accomplishment of milestones.

SAVINGS  AND  RETIREMENT  PLANS

     In July 1987, we instituted a Savings and Retirement Plan (the "S&R Plan"). Under the S&R Plan, every full-time salaried employee who is 18 years of age or older may contribute up to 100 percent of his or her annual salary to the S&R Plan. We make a matching contribution of $.25 for every $1.00 of the employee's contribution for an employee contribution of up to but not exceeding 6 percent of the employee's annual salary. Our contributions are 100% vested after 36 months of contributions to the S&R Plan. Benefits are payable under the S&R Plan upon termination of a participant's employment with us or at retirement. The S&R Plan meets the requirements of Section 401(k) of the Internal Revenue Code. Internal Revenue Service regulations limit the percentage of tax-deferred contributions that can be made by higher-compensated participants. There are restrictions upon withdrawal of tax-deferred contributions, but participants are permitted to borrow against the value of their tax deferred accounts.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

          The following table sets forth information as of September 30, 2003 regarding shares of our Common Stock subject to outstanding options or authorized for issuance under our currently existing equity compensation plan.




                                                                                                    NUMBER OF
                                                                                                    SECURITIES
                                                                                                    REMAINING AND
                                                                                                    AVAILABLE FOR
                                                            NUMBER  OF                              FUTURE ISSUANCE
                                                            SECURITIES TO BE                        UNDER EQUITY
                                                            ISSUED UPON         WEIGHTED AVERAGE    COMPENSATION
                                                            EXERCISE OF         EXERCISE PRICE OF   PLANS (EXCLUDING
                                                            OUTSTANDING         OUTSTANDING         SECURITIES
                                                            OPTIONS, WARRANTS   OPTIONS, WARRANTS   REFLECTED IN
                                                            AND RIGHTS          AND RIGHTS          COLUMN (A))
                                                                           (A)                 (B)                (C)
                                                            ------------------  ------------------  -----------------
Equity compensation plans approved by security holders . .           2,016,982                 .41               -0-

Equity compensation plans not approved by security holders           3,010,043                 .09         408,232(1)
Total. . . . . . . . . . . . . . . . . . . . . . . . . . .           5,027,025                 .22           408,232


(1)     Consists of shares reserved for issuance under the Company's 2003 Stock Incentive Plan.  Excludes shares that will  become  issuable under the 2003 Stock Incentive Plan if and when they cease to be subject to outstanding awards
(other  than by reason of exercise or settlement of the awards) under our 2002 Stock Option Plan (which was suspended on  the  effective  date  of  our  2003  Stock  Incentive  Plan).

NARRATIVE  DESCRIPTION  OF  THE  2003  STOCK  INCENTIVE  PLAN

     A copy of our 2003 Stock Incentive Plan is has been filed as an exhibit to this annual report. The following description of the 2003 Plan is a summary and does not purport to be a complete description.

     Purposes. The purposes of the 2003 Plan are to attract and retain the best available personnel, to provide additional incentives to our employees, consultants and outside directors and to promote the success of our business.

     Stock Subject to the Plan. Subject to adjustment for stock splits, a maximum of 1,600,000 shares of common stock will be available for issuance under the 2003 Plan, plus the shares that remained available for issuance under 2002 Stock Option Plan on the date the 2002 Plan was suspended and any shares made subject to an award under the 2002 Plan that cease to be subject to that award (generally because such award expires or terminates), up to an aggregate maximum of 4,100,0000 shares.

     As of February 11, 2003, the effective date for the 2003 Plan and the date the 2002 Plan was suspended, 1,900,000 shares remained available for issuance under the 2002 Plan, and there were outstanding options for 600,000 shares. Any shares that had been made subject to an option under the 2002 Plan that cease to be subject to that option (generally because that option expires or terminates) will become available for future grants under the 2003 Plan. The shares issued under the 2003 Plan will be from authorized but unissued shares of our common stock or from shares subsequently acquired as treasury shares.

     Administration. The 2003 Plan may be administered by our Board of Directors or any Board appointed committee (the "plan administrator"). The plan administrator, subject to the terms of the 2003 Plan, selects the individuals to receive options, determines the terms and conditions of all options and interprets the provisions of the 2003 Plan. The plan administrator is also authorized to make such rules and regulations as it deems necessary to administer the 2003 Plan. The plan administrator's decisions, determinations and interpretations are binding on all holders of options granted under the 2003 Plan. Awards. The plan administrator is authorized to grant nonstatutory stock options and stock awards under the 2003 Plan. Awards may consist of one or more of these grant types.

     Eligibility. Options may be granted to our employees, consultants and outside directors and to the employees, consultants and outside directors of any parent or subsidiary of us. Approximately five employees are eligible to participate in the 2003 Plan

     Stock Option Grants. Options granted under the 2003 Plan will be nonstatutory stock options. The exercise price for each option is determined by the plan administrator. The exercise price for shares purchased under an option must be paid in a form acceptable to the plan administrator, which forms may include cash, a check, shares of already owned common stock, a broker-assisted cashless exercise or such other consideration as the plan administrator may permit. Unless the plan administrator determines otherwise, the term of each option will be ten years from the date of grant. Each option will vest and become exercisable by the holder based on a vesting schedule set forth in the individual optionees grant notice. Grants made to employees typically vest [25% after the first year and 1/48th of the total option each month thereafter]. We intend to continue using this schedule for most of our grants under the 2003 Plan. Unless the plan administrator determines otherwise, options vested as of the date of termination of the optionees employment or service relationship with the Company by reason of death or disability generally will be exercisable for one year after the date of termination unless the option term expires as of an earlier date. In the event of termination for a reason other than death or disability, the option will be exercisable for a period of time determined by the plan administrator, generally 90 days from the date of termination, and in no event may the option be exercisable after the expiration of its term. A transfer of employment or service relationship between us, our subsidiaries and any parent of the Company is not deemed a termination for purposes of the 2003 Plan.

     Transferability. Unless otherwise determined by the plan administrator, no option granted under the 2003 Plan may be transferred or assigned except by will or the laws of descent and distribution, and no option may be exercised by anyone other than the holder during the holder's lifetime.

     Stock Awards. The plan administrator can also grant awards of shares of common stock, or awards denominated in units of common stock, and can subject these awards to repurchase or forfeiture restrictions based on continuous service with the company or the achievement of performance goals.

     Adjustment of Shares. In the event of stock splits, stock dividends, reclassification or similar changes in our capital structure, the Board of Directors, in its sole discretion, will make equitable adjustments in (a) the number of shares covered by each outstanding option, (b) the number of shares authorized for issuance under the 2003 Plan but as to which no options have yet been granted and (c) the purchase price of the common stock underlying each option.

     Company Transaction. In the event of merger or consolidation of the Company with or into any other company or a sale, lease, exchange or other transfer of all or substantially all the Company's then outstanding securities or all or substantially all the Company's assets, all outstanding options will be assumed or substituted for successor company. If the successor company refuses to assume or substitute for the options, all outstanding options will become immediately vested and exercisable immediately prior to the effective date of the transaction and will then be terminated. Restrictions applicable to any stock awards will lapse if and to the same extent that option vesting is accelerated.

     Termination and Amendment. The Board of Directors may at any time amend, suspend, alter or terminate the 2003 Plan. The 2003 Plan will terminate on February 11, 2013, unless earlier terminated by the Board. No suspension, alteration, termination or amendment of the 2003 Plan may impair the rights of holders of outstanding options without the holder's written consent.

     Federal  Income  Tax  Consequences.

      The following is a summary of the material United States federal income tax consequences to us and to participants in the 2003 Plan. The summary is based on the Code and the United States Treasury regulations promulgated thereunder in effect as of the date of this report, all of which may change with retroactive effect. The summary is not intended to be a complete analysis or discussion of all potential tax consequences that may be important to participants in the 2003 Plan. Therefore, we strongly encourage participants to consult their own tax advisors as to the specific federal income tax or other tax consequences of their participation in the 2003 Plan.

          Nonqualified Stock Options. Generally, the grant of a nonqualified stock option will not result in any federal income tax consequences to the participant or to us. Upon exercise of a nonqualified stock option, the participant generally will recognize ordinary income equal to the excess of the fair market value of the stock on the date of exercise over the amount paid for the stock upon exercise of the option. Subject to certain limitations, we generally will be entitled to a corresponding business expense deduction equal to the ordinary income recognized by the participant. Upon disposition of the stock, the participant will recognize capital gain or loss equal to the difference between the amount realized on the disposition of such stock over the sum of the amount paid for such stock plus any amount recognized as ordinary income upon exercise of the option. Such capital gain or loss will be characterized as short-term or long-term, depending on how long the stock was held. Slightly different rules may apply to optionees who are subject to Section 16(b) of the Exchange Act.

          Stock Awards. Upon the receipt of shares of our common stock pursuant to a stock award that is subject to repurchase rights, the holder will generally recognize ordinary compensation income (subject to FICA and income tax withholding) when the shares vest in an amount equal to the fair market value of the shares that vest on each vesting date. If the stock award is not subject to restrictions other than restrictions on transfer, or the holder files an election pursuant to Section 83(b) of the Code, the holder will generally recognize ordinary compensation income (subject to FICA and income tax withholding) in an amount equal to the fair market value of the shares on the date of receipt.

     Potential Limitation on Our Deductions. Code Section 162(m) precludes a deduction for compensation paid to our chief executive officer and our four other highest compensated officers to the extent that such compensation exceeds $1,000,000 for a taxable year per officer. If certain requirements are met, qualified performance-based compensation is disregarded for purposes of the $1,000,000 limitation. The 2003 Plan has been structured in a manner that is intended to comply with Code Section 162(m). Therefore, assuming certain requirements are met, payments made to our executive officer during the term of the 2003 Plan generally will be deductible.

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

     The following table sets forth information concerning beneficial ownership of the our Common Stock as of December 12, 2003 by: (a) each director of the Company; (b) the executive officer named in the Executive Compensation Table;
(c) our directors and executive officer as a group; and (d) each person who beneficially owns 5% or more of our Common Stock.





NAME AND ADDRESS* OF
BENEFICIAL OWNER                                                AMOUNT AND NATURE
-------------------------------------------------            ----------------------
                                                   BENEFICIAL OWNERSHIP(1)       PERCENT OF CLASS
                                                   -----------------------       -----------------


John G. McLaughlin. . . . . . . . . . . . . . . .              434,226  (2)                 2%

John Minnick. . . . . . . . . . . . . . . . . . .              802,937  (3)                 4%

John Romm, M.D. . . . . . . . . . . . . . . . . .              730,302  (4)                 4%

Stuart L. Silverman, M.D. . . . . . . . . . . . .              970,221  (5)                 5%

Robert Stuckelman . . . . . . . . . . . . . . . .            1,277,618  (6)                 7%

All officers and Directors as a group (5 persons)            4,215,304  (7)                22%


     Except  as otherwise indicated, each person named in the table has sole voting and investment power  (or  such  power  together with any spouse of such person, if they are joint tenants), with respect  to securities beneficially owned by such person as set forth opposite such person's name.

(1)          Includes  options  exercisable  as  of or within 60 days following December 12, 2003.
(2)          Includes  434,226  shares  subject  to  stock  options.
(3)          Includes  733,652  shares  subject  to  stock  options.
(4)          Includes  714,902  shares  subject  to  stock  options.
(5)          Includes  970,221  shares  subject  to  stock  options.
(6)          Includes  1,123,103  shares  subject  to  stock  options.
(7)          See  notes  (2)  through  (6)
(*)          c/o  CompuMed,  Inc,  5777  West  Century  Blvd,  Suite  1285,  Los Angeles, CA  90045


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None.

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

10.3 Commercial  Office  Lease  dated  August  16,  1999 between the Company and
     L.A.T. Investment Corporation, a California corporation [Incorporated by reference to Exhibit 10.24 to the Company's 1999 Form 10-KSB]

10.4 2002 Stock Option Plan [Incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A (File No. 0-14210), filed on May 3, 2002]

10.5 Form of Stock Option Agreement [Incorporated by reference to Exhibit 10.5 to the Company's Form 10-QSB for the quarter ended June 30, 2002 (File No. 0-14210), filed August 14, 2002]

10.6 Employment Agreement dated November 2, 2002 between the Company and Mr. McLaughlin [Incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2002 (File No. 0-14210), filed February 14, 2003]

10.7 Amendment to Employment Agreement dated November 2, 2002 between the Company and Mr. McLaughlin*

10.8 2003 Stock Incentive Plan [Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (file No. 33-105770), filed June 2, 2003]

23.1 Consent  of  Rose,  Snyder  &  Jacobs*

23.2 Consent  of  Ernst  &  Young,  LLP*

31.1 Certification  Pursuant  to  18 U.S.C. Section 7241, as Adopted Pursuant to
     Section  302  of  the  Sarbanes-Oxley  Act  of  2002**

31.2 Certification  Pursuant  to  18 U.S.C. Section 7241, as Adopted Pursuant to
     Section  302  of  the  Sarbanes-Oxley  Act  of  2002**

32.1 Certification  Pursuant  to  18 U.S.C. Section 1350, as Adopted Pursuant to
     Section  906  of  the  Sarbanes-Oxley  Act  of  2002***

32.2 Certification  Pursuant  to  18 U.S.C. Section 1350, as Adopted Pursuant to
     Section  906  of  the  Sarbanes-Oxley  Act  of  2002***

*         Filed  herewith.
**        Filed herewith  pursuant  to  Item  601(b)(31)  of  Regulation SB.
***       Filed herewith  pursuant  to  Item  601(b)(32)  of Regulation SB.
          Management  compensatory  plan  or  arrangement.

B.          REPORTS  ON  FORM  8-K

          The Company filed a current report on Form 8-K on each of August 20, 2003 and September 23, 2003 to report a change in the Company's certified accountant.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES


Audit Fees. The aggregate fees billed for professional services rendered by our current and former principal accountants for the audit of our annual financial statements and review of our quarterly financial statements is $69,750 and $63,400, for fiscal years 2003 and 2002, respectively.

Audit-Related  Fees.  None.

Tax Fees. The aggregate fees billed to us for professional services rendered by our current and former principal accountants for tax related services is $10,800 and $4,815, for fiscal years 2003 and 2002, respectively.

All  Other  fees.  None

     The audit committee approved the engagement of Rose Snyder & Jacobs in the preparation of the Company's tax returns.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     COMPUMED,  INC.


     By:   /s/  John  G.  McLaughlin
          ----------------------------
          John  G.  McLaughlin,  President  and  Chief  Executive  Officer

     Date:     December  19,  2003

SIGNATURE                      TITLE                           DATE
----------------------         --------------------------      -------------

                               President, Chief Executive
                               Officer (principal
/s/ John G. McLaughlin         executive officer)             December 19, 2003
----------------------                                        -----------------
John G. McLaughlin



                               Controller and Secretary
                               (principal financial
/s/ Phuong Dang                accounting officer)           December 19, 2003
----------------------                                       -----------------
Phuong Dang



/s/ Robert Stuckelman          Chairman of the Board         December 19, 2003
----------------------                                       -----------------
Robert Stuckelman



/s/ John D. Minnick            Director                      December 19, 2003
----------------------                                       -----------------
John D. Minnick



/s/ John Romm                  Director                      December 19, 2003
----------------------                                       -----------------
John Romm



/s/ Stuart Silverman           Director                      December 19, 2003
----------------------                                       -----------------
Stuart Silverman




                                 COMPUMED, INC.

                          INDEX TO FINANCIAL STATEMENTS

Report  of  Independent  Auditors  -  Rose  Snyder  &  Jacobs

Report  of  Independent  Auditors  -  Ernst  &  Young  LLP

Balance  Sheet  as  of  September  30,  2003

Statements  of  Operations  for  the  years  ended  September  30, 2003 and 2002

Statements  of  Stockholders'  Equity for the years ended September 30, 2003 and
2002

Statements  of  Cash  Flows  for  the  years  ended  September 30, 2003 and 2002

Notes  to  Financial  Statements

                          REPORT OF ROSE, SNYDER & JACOBS, INDEPENDENT AUDITORS

Board  of  Directors  and  Stockholders
CompuMed,  Inc.

We have audited the accompanying balance sheet of CompuMed, Inc. as of September 30, 2003, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of CompuMed, Inc. as of September 30, 2002, were audited by other auditors whose report dated November 15, 2002, expressed an unqualified opinion on the statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of CompuMed, Inc. as of September 30, 2003, and the results of its operations and its cash flows for year ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


                          /s/  Rose,  Snyder  &  Jacobs
                          ---------------------------------------------------
                          A  Corporation  of  Certified  Public  Accountants

Encino,  California
November  13,  2003

                         REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


Board  of  Directors  and  Stockholders
CompuMed,  Inc.

We have audited the accompanying statement of operations, stockholder's equity, and cash flows of CompuMed, Inc. for the year ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CompuMed, Inc. for the year ended September 30, 2002, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ Ernst & Young LLP
                                                           ---------------------

Los  Angles,  California
November  15,  2002




COMPUMED, INC.
BALANCE SHEET

ASSETS
                                                     SEPTEMBER 30,
                                                              2003
                                                     --------------
CURRENT ASSETS
Cash and cash equivalents                                 $ 66,000
Marketable securities . . . . . . . . . . . . . . .        181,000
Accounts receivable, less allowance of $22,000. . .        219,000
Inventory . . . . . . . . . . . . . . . . . . . . .         25,000
Prepaid expenses and other current assets . . . . .         21,000
                                                     --------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . .        512,000

PROPERTY AND EQUIPMENT
Machinery and equipment . . . . . . . . . . . . . .      1,276,000
Furniture, fixtures and leasehold improvements. . .         42,000
Equipment under capital leases. . . . . . . . . . .         35,000
                                                     --------------
                                                         1,353,000
Accumulated depreciation and amortization . . . . .     (1,146,000)
                                                     --------------
                                                           207,000

OTHER ASSETS
Patents, net of accumulated amortization of $0. . .         50,000
Other assets. . . . . . . . . . . . . . . . . . . .         11,000
                                                     --------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . .         61,000

TOTAL ASSETS                                              $780,000
                                                     ==============


See  notes  to  financial  statements






LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               SEPTEMBER 30,
                                                                        2003
                                                               --------------
CURRENT LIABILITIES
Accounts payable  . . . . . . . . . . . . . . . . . . . . . .       $125,000
Accrued liabilities . . . . . . . . . . . . . . . . . . . . .        139,000
Current portion of capital lease obligations. . . . . . . . .          7,000
                                                                -------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . .        271,000

Capital lease obligations, less current portion . . . . . . .             -0-

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Preferred Stock, $.10 par value - authorized 1,000,000 shares
Class A $3.50 cumulative convertible voting -
-issued and outstanding - 8,400 shares. . . . . . . . . . . .          1,000

Class B $3.50 cumulative convertible voting -
-issued and outstanding - 300 shares. . . . . . . . . . . . .             -0-

Common stock, $.01 par value-authorized 50,000,000 shares
- issued and outstanding- 17,951,034 shares . . . . . . . . .        180,000

Additional paid in capital. . . . . . . . . . . . . . . . . .     32,296,000

Accumulated deficit . . . . . . . . . . . . . . . . . . . . .    (31,978,000)

Accumulated other comprehensive income. . . . . . . . . . . .         27,000

Deferred stock compensation . . . . . . . . . . . . . . . . .        (17,000)
                                                                  -----------
                                                                     509,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . .        $780,000
                                                                  ===========


See  notes  to  financial  statements





COMPUMED, INC.
STATEMENTS OF OPERATIONS

                                                        YEAR ENDED SEPTEMBER 30,
                                                      --------------------------
                                                         2003           2002
                                                      ------------  ------------
REVENUES
ECG services . . . . . . . . . . . . . . . . . . . .    1,601,000   $ 1,696,000
ECG product and supplies sales . . . . . . . . . . .      129,000       138,000
Osteogram (R) sales and services . . . . . . . . . .       81,000       121,000
                                                      ------------  ------------
                                                        1,811,000     1,955,000

COST AND EXPENSES
Cost of ECG services . . . . . . . . . . . . . . . .      477,000       508,000
Cost of goods sold - ECG . . . . . . . . . . . . . .       88,000        97,000
Cost of goods sold - Osteogram (R) . . . . . . . . .        8,000        13,000
Selling expenses . . . . . . . . . . . . . . . . . .      282,000       364,000
Research and development . . . . . . . . . . . . . .      216,000       217,000
General and administrative expenses. . . . . . . . .      945,000     1,097,000
Depreciation and amortization. . . . . . . . . . . .      217,000       267,000
                                                      ------------  ------------
                                                        2,233,000     2,563,000

OPERATING LOSS . . . . . . . . . . . . . . . . . . .     (422,000)     (608,000)

Interest income and dividends. . . . . . . . . . . .       26,000        41,000
Realized gain on marketable securities . . . . . . .       22,000        74,000
Interest expense . . . . . . . . . . . . . . . . . .       (1,000)       (1,000)
                                                      ------------  ------------
NET LOSS . . . . . . . . . . . . . . . . . . . . . .  $  (375,000)  $  (494,000)
                                                      ============  ============
NET LOSS PER SHARE - Basic and Diluted . . . . . . .  $      (.02)  $      (.03)

Weighted average number of common shares outstanding   17,879,525    17,869,309


See  notes  to  financial  statements




COMPUMED,  INC.
STATEMENTS  OF  STOCKHOLDERS'  EQUITY





                                                                        ACCUMULATED
                                             ADDITIONAL                 OTHER
                     PREFERRED     COMMON    PAID IN      ACCUMULATED   COMPREHENSIVE   DEFERRED STOCK
                     STOCK         STOCK     CAPITAL      DEFICIT       INCOME          COMPENSATION        TOTAL
Balances at
 September 30,
 2001:. . . . . . .         1,000   179,000   32,241,000   (31,109,000)         55,000         (18,000)     1,349,000

Unrealized loss
on marketable
securities. . . . .             -         -            -             -        (53,000)                -      (53,000)

Amortization of
 deferred
 compensation . . .             -         -            -             -               -            15,000      15,000

Net Loss. . . . . .             -         -            -      (494,000)               -                -    (494,000)
                     -----------  --------    -----------   -----------      ----------         --------    --------
Balances at
September 30, . . .
 2002:. . . . . . .  $      1,000  $179,000  $32,241,000  $(31,603,000)  $        2,000    $      (3,000)  $  817,000

Unrealized gain
on marketable
securities. . . . .             -         -            -             -           25,000                -       25,000

Stock options
 issued for
 services . . . . .             -         -       49,000             -               -          (49,000)            -

Amortization
 of deferred
compensation. . . .             -         -            -             -               -           35,000        35,000

Exercise of options             -     1,000        6,000             -               -                -         7,000

Net Loss. . . . . .             -         -            -      (375,000)              -                -      (375,000)
                      -----------  --------   -----------  ------------  ---------------  ---------------   ---------
Balances at
September 30, . . .
 2003:. . . . . . .  $      1,000  $180,000  $32,296,000  $(31,978,000) $        27,000   $     (17,000)    $ 509,000
                     ============  ========   ===========  ============  ===============  ===============   ==========


Comprehensive  losses for the years ended September 30, 2003 and 2002 were ($350,000) and ($547,000), respectively.

See  notes  to  financial  statements.


COMPUMED,  INC.
STATEMENTS  OF  CASH  FLOWS


                                                                            YEAR ENDED SEPTEMBER 30
                                                                           -------------------------
                                                                                2003        2002
                                                                            ----------  ------------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (375,000)  $(494,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Realized gain on marketable securities . . . . . . . . . . . . . . . . . .    (22,000)    (74,000)
Amortization of deferred stock compensation. . . . . . . . . . . . . . . .     35,000      15,000
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .    217,000     267,000
Decrease (increase) in accounts receivable . . . . . . . . . . . . . . . .      8,000      (3,000)
Decrease  in inventory and prepaid expenses. . . . . . . . . . . . . . . .     24,000      51,000
Decrease (increase) in accounts payable and other liabilities. . . . . . .     29,000     (33,000)
                                                                            ----------  ----------
NET CASH USED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . .    (84,000)   (271,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceed from selling of marketable securities. . . . . . . . . . . . . . .    150,000     306,000
Investments in purchase of marketable securities . . . . . . . . . . . . .    (35,000)   (110,000)
Purchase of other assets . . . . . . . . . . . . . . . . . . . . . . . . .    (33,000)        -0-
Purchase of property and equipment . . . . . . . . . . . . . . . . . . . .     (9,000)    (39,000)
                                                                            ----------  ----------

NET CASH USED BY INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . . .     73,000     157,000

CASH FLOW FROM FINANCING ACTIVITIES:
Proceed from exercise of stock option. . . . . . . . . . . . . . . . . . .      7,000         -0-
Payments on capital lease obligations. . . . . . . . . . . . . . . . . . .     (8,000)    (47,000)
                                                                            ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . . . . .     (1,000)    (47,000)

NET DECREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . .    (12,000)   (161,000)

CASH BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . .     78,000     239,000

CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  66,000   $  78,000
                                                                            ==========  ==========
SUPPLEMENTARY DISCLOSURES:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,000   $   1,000


See  notes  to  financial  statements

COMPUMED,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

NOTE  A  -  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: CompuMed, Inc. (CompuMed or the Company) is a medical diagnostic product and services company focusing on the diagnosis, monitoring and management of several costly, high incidence diseases, particularly cardiovascular disease and osteoporosis. The Company's primary business is the development and marketing of our osteoporosis testing technology (Osteogram (R)) and the computer interpretation of electrocardiograms ("ECGs"). CompuMed applies advanced computing, medical imaging, telecommunications and networking technologies to provide medical professionals and patients with affordable, point-of-care solutions for disease risk assessment and decision support.

The  Company  has  incurred  recurring  losses  and  had  net losses aggregating
$869,000 in fiscal years ended September 30, 2003 and 2002. The Company's business strategy includes an increase in Osteogram (R) sales through domestic and international marketing and distribution efforts. The Company intends to finance this business strategy by using its current working capital resources and cash flows from existing operations. There can be no assurance that the Osteogram (R) sales will be sufficient to offset related expenses.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to generate profits and reduce its operating losses and negative cash flows. No assurance can be given that the Company will be able to accomplish these objectives. The Company uses existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company had raised these funds in 1997 through 2000 through the placement of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants.

Management believes the Company will be able to generate sufficient revenue, reduce operating expenses or obtain sources of financing in order to fund ongoing operations through at least September 30, 2004. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classifications of liabilities that may result from the outcome of this uncertainty.

Cash  Equivalents:
----------------

The Company considers investments in all highly liquid debt instruments with a maturity of three months or less when purchased, and investments in money market accounts to be cash equivalents. Cash and cash equivalents also consist of cash on hand and demand deposit accounts.

Marketable Securities:
---------------------

Marketable securities consist of common stock of publicly traded domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2003. All marketable securities are classified as available for sale at September 30, 2003 and for the two years then ended. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. As of September 30, 2003, the Company's investments in marketable securities were valued at $181,000. The Company recorded a realized gain of $22,000 and $74,000 for the years ended September 30, 2003 and 2002, respectively, and $47,000 and $21,000 of unrealized gain (net of reclassification adjustments of $22,000 and $74,000 of realized gains above) as other comprehensive income, net of income taxes of $0 for the years ended September 30, 2003 and 2002, respectively.

Accounts  Receivable:
---------------------

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

Inventory:
----------

Inventory consists of ECG terminals, component parts and ECG medical supplies and Osteogram (R) hardware. Inventory, primarily finished goods, is stated at the lower of cost (first-in first-out method) or market.

Property and Equipment:
----------------------

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over 3 to 5 years. As of September 30, 2003, the property and equipment being leased to customers had a historical cost of $1,026,000. Amortization of assets leased under capital leases is included in Depreciation and Amortization Expenses

Revenue  Recognition:
---------------------

ECG and Osteogram (R) services are recorded as revenue when billed to the customer in conjunction with services performed. The Company leases ECG equipment under operating leases. Accordingly, revenue from operating leases is recognized over the life of the non-cancelable lease terms under the straight-line method and is recorded as ECG service and supply revenue in the statement of operations. ECG and Osteogram (R) product and supplies sales are recorded upon shipment of product and passage of title to the customer.

Patents:
--------

Patents are amortized over their useful lives, starting from their approval date.

Income  Taxes:
--------------

The Company utilizes the liability method to determine the provision for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Per  Share Data:
----------------

The Company reports its earnings (loss) per share in accordance with Statement of Financial Accounting Standards No.128, "Accounting for Earnings Per Share" ("FAS 128"). Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and the effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

Financial  Instruments:
-----------------------

The carrying value of short-term financial instruments such as cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital leases approximates their fair value based on the short-term maturities of these instrument s.

Long-lived  Assets:
-------------------

Long-lived assets used in operations are reviewed periodically to determine whether the carrying values are not impaired and, if indications of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded. Any impairment is charged to expense in the period in which the impairment is determined. The Company has not recorded impairment charges during the years ended September 30, 2003 and 2002.

Use  of  Estimates:
-------------------

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

Stock Based Compensation:
-------------------------

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

Concentration  of  Credit  Risk:
--------------------------------

The Company sells its products throughout the United States and in the international markets. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the year ended September 30, 2003 two customers accounted for approximately 33% of the Company total revenue and approximately 37% of total accounts receivable at September 30, 2003.

NOTE  B  -  INCOME  TAXES

At September 30, 2003, the Company has available for federal income tax purposes, net operating loss carry forwards of approximately $6.1 millions, which expire between 2004 and 2023. The utilization of the above net operating loss carry forwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization. The difference between the Company's effective income tax rate and the statutory federal rate for the years ended September 30, 2003 and 2002 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of its realization. The valuation allowance was $2,248,000 and $3,457,000 at September 30, 2003 and 2002, respectively, representing a decrease of $1,400,000 for the year ended September 30, 2003. This decrease is mainly explained by loss carry forwards that expire in the current year.

Significant components of the deferred tax liabilities and assets as of September 30, 2003 are as follows:





                                                    2003
                                             ------------
Deferred tax liabilities:
Depreciation and amortization . . . . . . .  $   (24,000)

Deferred tax assets:
Account receivable allowance. . . . . . . .        9,000

Net operating loss carry forwards . . . . .    2,215,000
                                             ------------
Total deferred tax assets . . . . . . . . .    2,224,000

Valuation allowance for Deferred tax assets   (2,248,000)
                                             ------------
Net deferred tax assets . . . . . . . . . .       24,000
                                             ------------
Total . . . . . . . . . . . . . . . . . . .  $         0
                                             ============




NOTE  C  -  STOCKHOLDERS'  EQUITY

Class  A  $3.50  Cumulative  Convertible  Voting Preferred Stock:
-----------------------------------------------------------------

The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. Total cumulated dividends not declared at September 30, 2003 amounted to $16,000. Every two shares of the Class A Preferred Stock are presently convertible, subject to adjustment, into one share of Common Stock. In the event of any liquidation, the holders of the Class A Preferred Stock are entitled to receive $2.00 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class A Preferred Stock. The Class A Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class A Preferred Stock stockholders have the right to convert their shares into Common Stock during such 30-day period.

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

Class  B  $3.50  Convertible Voting Preferred Stock:
----------------------------------------------------

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



NOTE  D  -  STOCK  OPTIONS  AND  WARRANTS

Stock  Options:
---------------

The Company has adopted one non-stockholder approved stock incentive plan, the 2003 Stock Incentive Plan (the "2003 Plan"), and two stockholder approved stock options plans, the 1992 Stock Option Plan ("1992 Plan") and the 2002 Stock Option Plan (the "2002 Plan") (collectively, the "Plans"). The 1992 Plan expired in March 2002 and the 2002 Plan was suspended on the effective date of the 2003 Plan in June 2003. Awards are outstanding under the Plans, but awards may be granted in the future only under the 2003 Plan. The 2003 Plan provides for the granting of options, stock awards and other forms of equity compensation to key employees, officers and certain individuals. Only nonqualified options may be granted under the 2003 Plan.

Options granted under the Plans generally become exercisable at a rate of 33% of the shares subject to an option one year after the date of grant and the remaining shares generally become exercisable over an additional 24 months. The duration of options may not exceed ten years beyond the date of grant.

In addition to options issued pursuant to these Plans, the Company has granted non-qualified stock options to certain members of the Board of Directors, management and consultants. Such options have been granted with exercise prices equal to the market prices of the Common Stock at the date of grant and are for a term of ten years. During 2000, the Company issued options to purchase 149,843 shares of Common Stock in exchange for services provided over a period of one to two years. The Company valued these options using the fair value method, at $59,000 of which $9,000 was expensed in 2000, $38,000 was expensed in 2001and $12,000 was expensed in fiscal 2002. During 2001, the Company issued options to purchase 50,000 shares of common stock in exchange for services provided over a period of three years. The Company valued these options using the fair value method, at $7,000 of which $1,000 was expensed in 2001, $3,000 was expensed in 2002 and $2,000 was expensed in fiscal 2003.
During fiscal 2003, the Company granted options to purchase 50,000 shares of common stock to an officer for compensation, vested upon the grant date. These options were recorded at $0, using the intrinsic method. The Company also issued options to purchase 2,971,768 shares of common stock to directors and employees in 2003, under the 2003 Plan. These options were recorded at $42,000, also using the intrinsic method. $30,000 of these options were expensed in fiscal 2003. The Company granted options to issue 120,000 shares to a consultant over a 6 month-period. These options were accounted using the fair value method, in accordance with FASB 123, $7,000, of which $3,000 was expensed during fiscal 2003.

SFAS 123 "Accounting for Stock-Based Compensation", amended by SFAS 148 requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method. Options to purchase 3,141,768 shares of common stock were granted during the year ended September 30, 2003. The fair value of these options has been estimated at $111,000 using the Black-Scholes Option pricing model, with the following assumptions:

Risk  free  interest  rate                    3.33%  to  4.05%
Stock  volatility  factor                     18%
Weighted  average  expected  option  life     10  years
Expected  dividend  yield                     None

2002 Pro forma information regarding net loss and loss per share including the effect of outstanding stock options has not been presented because the effect is immaterial.

A summary of the stock option activity, and related information for the years ended September 30 follows:




                                                2003                 2002
                                            -----------------   -----------------
                                                     WEIGHTED-            WEIGHTED-
                                                     AVERAGE              AVERAGE
                                                     EXERCISE             EXERCISE
                                             SHARES  PRICE      SHARES    PRICE
                                        -----------  ------    ---------  -------
Options outstanding, beginning of year   3,123,633      .51    3,244,763     .61
Options exercised. . . . . . . . . . .     (81,725)     .08           -0       -
Options granted. . . . . . . . . . . .   3,141,768      .09      550,000     .25
Options forfeited/canceled . . . . . .  (1,156,651)     .66     (671,130)    .64
                                        -----------  ------    ---------- -------

Options outstanding, end of year . . .   5,027,025      .22    3,123,633     .51
                                        ===========  ======    ========== =======
Exercisable at end of year . . . . . .   4,273,673      .22    1,921,211     .65
                                        ===========  ======    ========== =======

The pro forma net loss and loss per share had the Company accounted for its options using FAS 123 would have been as follows:

Net  loss  as  reported                                   $(375,000)
Basic  and  diluted  loss  per  share  as  reported          $(0.02)
Stock  based  employee  compensation  cost
Net  of  related  tax  effect  included  in  the
Determination  of  net  loss  as  reported                  $35,000
Total  Stock  based  employee  compensation
Net  of  related  tax  effect,  that  would  have
Been  included  in  the  determination  of  net
Loss  if  the  fair  value  based  method  would
Have  been  applied  to  all  awards                       $111,000
Pro  forma  net  loss  as  if  the  fair  value  based
Method  had  been  applied  to  all  awards               $(451,000)
Pro  forma  basic  and  diluted  loss  per  share
As  if  the  fair  value  method  had  been  applied
Applied  to  all  awards                                     $(0.03)

The following summarizes information concerning stock options outstanding at September 30, 2003:




                                                  WEIGHTED AVERAGE  WEIGHTED          NUMBER           WEIGHTED
RANGE OF . . . . . . . . . . . . . . . . . . . .  NUMBER            REMAINING         AVERAGE          SUBJECT TO    AVERAGE
EXERCISE PRICES. . . . . . . . . . . . . . . . .  OUTSTANDING       CONTRACTUAL LIFE  EXERCISE PRICE   EXERCISE      EXERCISE PRICE

0.00 - $0.425 . . . . . . . . . . . . . . . . .     4,145,043           9.2           $   0.1189       3,391,691        0.1035

0.4251 - $0.85. . . . . . . . . . . . . . . . .       847,519           5.6           $    .06734        847,519         .6734

0.851 - $1.275. . . . . . . . . . . . . . . . .        34,463           3.8           $   1.1396          34,463        1.1396

Total. . . . . . . . . . . . . . . . . . . . . .    5,027,025           8.6           $   0.2194       4,273,673        0.2249

 NOTE  E  -  COMMITMENTS  AND  CONTINGENCIES

The Company has capital leases for computer and office equipment that expire through 2004 and has a non-cancelable operating lease for a facility expiring in August 2004, with an option to extend the term of this lease for an additional five years. The following is a summary as of September 30, 2003 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:




                                                             CAPITAL   OPERATING
YEAR ENDING SEPTEMBER 30                                      LEASES    LEASES
-----------------------------------------------------------  --------  ----------

2004. . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,000     114,000
2005. . . . . . . . . . . . . . . . . . . . . . . . . . . .        -0      11,000
2006. . . . . . . . . . . . . . . . . . . . . . . . . . . .        -0      11,000
2007. . . . . . . . . . . . . . . . . . . . . . . . . . . .        -0      11,000
2008. . . . . . . . . . . . . . . . . . . . . . . . . . . .        -0      11,000
                                                           ----------  ----------
Total minimum lease payments. . . . . . . . . . . . . . . .  $  8,000  $  158,000
                                                           ==========  ==========
Less amount representing interest . . . . . . . . . . . . .     1,000
                                                           ----------
Net minimum lease payments. . . . . . . . . . . . . . . . .  $  7,000
Less current portion. . . . . . . . . . . . . . . . . . . .     7,000
                                                           ----------
Present value of net minimum payments, less current portion  $    -0-
                                                           ==========


Rental expense under operating leases was $128,000 and 118,000 in fiscal years 2003 and 2002.

Litigation
----------

From time to time the Company is involved in litigation and threatened litigation arising in the ordinary course of business. The Company is not aware of any material unsettled litigation.



Employment  Agreement
---------------------

     We entered into a temporary employment agreement with John G. McLaughlin, President and CEO, from May 20, 2002 through September 30, 2002. Under the terms of the agreement, Mr. McLaughlin received an annualized compensation of $150,000 and standard employee options to purchase 100,000 shares of Common stock at an exercise price of $0.25 per share. Subsequently we entered into a long-term agreement with Mr. McLaughlin effective November 2, 2002 through September 30, 2004. This agreement provides a base salary of $150,000 per year and a performance bonus with a target of $150,000 for revenue, profit and other criteria far exceeding fiscal 2002. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of Common stock at an exercise price of $0.20 per share. In the event Mr. McLaughlin's employment agreement is terminated by us without cause, or by Mr. McLaughlin for good reason, he is entitled to receive all accrued compensation plus any bonus he would otherwise receive for the remaining term of his contract. This agreement was amended effective October 1, 2003 to provide that the Board of Directors will award Mr. McLaughlin a bonus for fiscal 2004 of between $75,000 and $150,000 based on performance factors, including revenue, profit and accomplishment of milestones.

NOTE  F  -  SAVINGS  AND  RETIREMENT  PLANS

The Company has a Savings and Retirement Plan (the "Plan") under which every full-time salaried employee who is 18 years of age or older may contribute up to 100 percent of his or her eligible annual salary to our Plan. For an employee contribution of up to but not exceeding 6 percent of the employee's annual salary the Company makes a matching contribution of $.25 for every $1.00 of the employee's contribution. The Company's contributions are 100% vested after 36 months of contributions to the Plan. Benefits are payable under the Plan upon termination of a participant's employment with us or at retirement. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company's matching contribution, which was charged to expense, was $15,000 and $13,000 in fiscal 2003 and 2002, respectively.

NOTE  G  -  RELATED  PARTY  TRANSACTIONS

The Company has retained the services of an investment advisor, who is also a member of the Board of Directors, to provide advice on the investment portfolio. During fiscal years ended September 30, 2003 and 2002, the Company incurred, for these services, $2,000 and $ 4,000 respectively.