Form 10QSB
period 2003-12-31
COMPUMED INC
filed 2004-02-13
CIK 700998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
    X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       OR

          TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM              TO

                        COMMISSION FILE NUMBER:  0-14210


                                 COMPUMED, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                95-2860434
(State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

            5777 W. CENTURY BLVD., SUITE 1285, LOS ANGELES, CA  90045
                    (Address of Principal Executive Officers)

                                 (310) 258-5000
              (Registrant's telephone number, including area code)

    (Former name, former address and former fiscal year, if changed since last report)

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days.
Yes  X     No

     As of February 11, 2004, 17,951,034 shares of common stock of the issuer were outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes      No  X



                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES

PART  I.  FINANCIAL  INFORMATION
--------------------------------
Item  1.  Financial  Statements  (unaudited)

          Balance Sheets - December 31, 2003 (unaudited) and September 30, 2003.

          Statements of Operations - Three months ended December 31, 2003 and 2002 (unaudited).

          Statements of Cash Flows - Three months ended December 31, 2003 and 2002 (unaudited).

          Notes  to  condensed  Financial  Statements  (unaudited).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item  3.  Controls  and  Procedures.


PART  II.  OTHER  INFORMATION
-----------------------------

Item  1     Legal  Proceedings

Item  2     Changes  in  Securities

Item  3     Defaults  upon  Senior  Securities

Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5     Other  Information

Item  6     Exhibits  and  Reports  on  Form  8-K

SIGNATURES
----------

                                     PART I

                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES


                                                    FINANCIAL INFORMATION
                                                      BALANCE  SHEETS
                                                      COMPUMED,  INC.

                                                                  DECEMBER 31, 2003             SEPTEMBER 30, 2003
                                                                  ------------------            -------------------
                                                                         (UNAUDITED)                      (AUDITED)
                                                                  ------------------            -------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                  $ 31,000                       $ 66,000
Marketable securities. . . . . . . . . . . . . . . . . . . . . .            190,000                        181,000
Accounts receivable, less allowance of $21,000 (December 2003)
 and $22,000 (September 2003). . . . . . . . . . . . . . . . . .            217,000                        219,000
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .             29,000                         25,000
Prepaid expenses and other current assets. . . . . . . . . . . .             25,000                         21,000
                                                                  ------------------            -------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .            492,000                        512,000


PROPERTY AND EQUIPMENT
Machinery and equipment. . . . . . . . . . . . . . . . . . . . .          1,276,000                      1,276,000
Furniture, fixtures and leasehold improvements . . . . . . . . .             42,000                         42,000
Equipment under capital leases . . . . . . . . . . . . . . . . .             35,000                         35,000
                                                                  ------------------            -------------------
                                                                          1,353,000                      1,353,000
Accumulated depreciation and amortization. . . . . . . . . . . .         (1,197,000)                    (1,146,000)
                                                                  ------------------            -------------------
                                                                            156,000                        207,000
OTHER ASSETS
Patents, net of accumulated amortization of $0 . . . . . . . . .             51,000                         50,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .             11,000                         11,000
                                                                  ------------------            -------------------
TOTAL ASSETS                                                               $710,000                       $780,000
                                                                  ==================            ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                           $ 92,000                       $125,000
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .            126,000                        139,000
Current portion of capital lease obligations . . . . . . . . . .              5,000                          7,000
                                                                  ------------------            -------------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . .            223,000                        271,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting  -
    issued and outstanding - 8,400 shares. . . . . . . . . . . .              1,000                          1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
   issued and outstanding -300 shares. . . . . . . . . . . . . .                  -                              -

Common Stock, $.01 par value-authorized 50,000,000 shares,
   issued and outstanding-17,951,034 shares. . . . . . . . . . .            180,000                        180,000

Additional paid in capital . . . . . . . . . . . . . . . . . . .         32,304,000                     32,296,000

Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .        (32,039,000)                   (31,978,000)

Accumulated other comprehensive income . . . . . . . . . . . . .             41,000                         27,000

Deferred stock compensation. . . . . . . . . . . . . . . . . . .                  -                        (17,000)
                                                                  ------------------            -------------------

TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .            487,000                        509,000
                                                                  ------------------            -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $710,000                       $780,000
                                                                  ==================            ===================
See notes to condensed financial statements.



                                        STATEMENTS  OF  OPERATIONS  (UNAUDITED)
                                                     COMPUMED,  INC.


                                                             THREE MONTHS ENDED DECEMBER 31,
                                                             -------------------------------
                                                                  2003                    2002
                                                       ----------------             ------------
REVENUES FROM OPERATIONS
ECG services                                                   $384,000               $ 410,000
ECG product and supplies sales. . . . . . . . . . . .            18,000                  28,000
OsteoGram(R) sales and services . . . . . . . . . . .            58,000                  14,000
                                                       -----------------             -----------
                                                                460,000                 452,000
COSTS AND EXPENSES
Costs of ECG services . . . . . . . . . . . . . . . .           119,000                 124,000
Cost of goods sold-ECG. . . . . . . . . . . . . . . .            15,000                  21,000
Cost of goods sold- OsteoGram(R). . . . . . . . . . .             4,000                   2,000
Selling expenses. . . . . . . . . . . . . . . . . . .            45,000                  82,000
Research and development. . . . . . . . . . . . . . .            53,000                  51,000
General and administrative expenses . . . . . . . . .           241,000                 274,000
Depreciation. . . . . . . . . . . . . . . . . . . . .            51,000                  55,000
                                                       -----------------             -----------
                                                                528,000                 609,000

OPERATING LOSS. . . . . . . . . . . . . . . . . . . .           (68,000)               (157,000)

Interest income and dividends . . . . . . . . . . . .             5,000                   8,000
Realized gain on marketable securities. . . . . . . .             2,000                   2,000
Interest expense. . . . . . . . . . . . . . . . . . .                 -                       -
NET LOSS                                                       $(61,000)               $(147,000)
                                                        ================             ============

NET LOSS PER SHARE (Basic and diluted)                        $     (0)               $    (.01)
                                                        ================             ============

Weighted average number of common shares outstanding.         17,951,034              17,869,309
                                                        ================             ============

See notes to condensed financial statements.


STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)
COMPUMED,  INC.


                                                                                   THREE MONTHS ENDED
                                                                                   -------------------
                                                                    DECEMBER 31, 2003               DECEMBER 31, 2002
                                                                    -----------------               ------------------

OPERATING ACTIVITIES:
Net loss                                                                      $(61,000)                      $(147,000)
Net adjustments to reconcile net loss to net cash used in
 operating activities:
Realized gain on marketable securities . . . . . . . . . . . . . .              (2,000)                        (2,000)
Amortization of deferred stock compensation. . . . . . . . . . . .              25,000                              -
Depreciation and amortization. . . . . . . . . . . . . . . . . . .              51,000                         55,000
     Decrease in accounts receivable . . . . . . . . . . . . . . .               2,000                         33,000
     Increase in inventory and prepaid expenses. . . . . . . . . .              (8,000)                        (6,000)
     Decrease (increase) in accounts payable and other liabilities             (46,000)                        44,000
                                                                    -------------------             ------------------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . . .             (39,000)                       (23,000)

INVESTING ACTIVITIES:
Proceed from selling of marketable securities. . . . . . . . . . .               7,000                         27,000
Purchase of other asset. . . . . . . . . . . . . . . . . . . . . .              (1,000)
Purchases of property, plant and equipment . . . . . . . . . . . .                   -                         (5,000)
                                                                    -------------------             ------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES. . . . . . . . . . . . .               6,000                         22,000

FINANCING ACTIVITIES:
Principal payments on capital lease obligations. . . . . . . . . .              (2,000)                        (2,000)
                                                                    -------------------             ------------------
NET CASH USED IN FINANCING ACTIVITIES. . . . . . . . . . . . . . .              (2,000)                        (2,000)
                                                                    -------------------             ------------------

NET DECREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . .             (35,000)                        (3,000)

Cash and cash equivalents at beginning period. . . . . . . . . . .              66,000                         78,000
                                                                    -------------------             ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 31,000                       $  75,000
                                                                     ==================               =================

Cash paid for interest                                                        $      -                       $  (1,000)
                                                                     ==================               =================

See notes to condensed financial statements.

NOTES  TO  FINANCIAL  STATEMENTS  (UNAUDITED)
COMPUMED,  INC.

NOTE  A-BASIS  OF  PRESENTATION  AND  ACCOUNTING  POLICIES

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For further information, refer to the financial statements for the year ended September 30, 2003 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

The balance sheet at September 30, 2003 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company has historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company raised these funds in 1997 through 2000 through the placement of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants.

The Company has incurred recurring losses and had net losses aggregating $208,000 in quarters ended December 31, 2003 and 2002. The Company's business strategy includes an increase in OsteoGram (R) sales through domestic and international marketing and distribution efforts. The Company intends to finance this business strategy by using its current working capital resources and cash flows from existing operations. There can be no assurance that the sales will be sufficient to offset related expenses.

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

Management believes the Company will be able to generate sufficient revenue, reduce operating expenses or obtain sources of financing in order to fund ongoing operations through at least December 31, 2004. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classifications of liabilities that may result from the outcome of this uncertainty.

Stock-Based  Compensation
-------------------------
The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations (APB 25), and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure.

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. Options to purchase 261,087 and 0 shares of Compumed, Inc. were granted during the three months ended December 31, 2003 and 2002, respectively. The fair value of options granted, which have been estimated at $65,000 and $0, respectively, at the date of grant were determined using the Black-Scholes Option pricing model with the following assumptions:





                                           2003        2002
                                       ---------    --------
Risk free interest rate . . . . . . .      4.28%       4.05%
Stock volatility factor . . . . . . .       54%         43%
Weighted average expected option life   10 years     10 years
Expected dividend yield . . . . . . .      None          None

The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:


                                                  2003        2002
                                              ---------  ----------

Net loss as reported . . . . . . . . . . . .  $(61,000)  $(147,000)

Basic and diluted loss per share as reported     (0.00)      (0.01)
Add:  Stock-based employee ompensation
cost included in determination of net loss
as reported. . . . . . . . . . . . . . . . .     8,000           -

Deduct:  Stock-based employee
compensation cost that would have been
included in the determination of net loss if
 the fair value based method had been
applied to all awards. . . . . . . . . . . .    (8,000)     (6,000)
                                              ---------  ----------

Pro forma net loss if the fair value based
method had been applied to all awards. . . .  $(61,000)  $(153,000)
                                              =========  ==========
Basic and diluted pro forma loss per share
if the fair value based method had been
applied to all awards. . . . . . . . . . . .  $  (0.00)  $   (0.01)
                                              =========  ==========


A summary of the stock options activity, and related information for the quarters ended December 31 follows:





                                               2003                   2002
                                          --------------------    --------------------
                                                      Weighted-              Weighted-
                                                      Average                Average
                                                      Exercise               Exercise
                                          Shares      Price      Shares      Price
                                          ----------  ---------  ----------  ---------

Options outstanding, beginning of period  5,027,025        0.22  3,124,466        0.51
Options exercised. . . . . . . . . . . .          -           -          -           -
Options granted. . . . . . . . . . . . .    261,087        0.34     50,000        0.20
Options forfeited/canceled . . . . . . .     (1,104)       0.96   (258,076)       0.71
                                          ----------  ---------  ----------  ---------

Options outstanding, end of period . . .  5,287,008        0.23  2,916,390        0.48
                                          ==========  =========  ==========  =========

Options exercisable, end of period . . .  4,495,347        0.22  1,698,968        0.64
                                          ==========  =========  ==========  =========


The following summarizes information concerning stock options outstanding at December 31, 2003:



                          Weighted                  Weighted  Number     Weighted
                          Average      Remaining    Average   Subject    Average
                          Number       Contractual  Exercise  to         Exercise
                          Outstanding  Life         Price     Exercise   Price
                          -----------  -----------  --------  ---------  --------
Range of Exercise Prices

0.00 - $0.425. . . . . .    4,406,130          9.0    0.1319  3,614,469    0.1047
0.4251 - $0.85 . . . . .      847,375          5.4    0.6734    847,375    0.6734
0851 - $1.275. . . . . .       33,503          3.7    1.1436     33,503    1.1436
                          -----------  -----------  --------  ---------  --------

                            5,287,008          8.4    0.2251  4,495,347    0.2197
                          ===========  ===========  ========  =========  ========


Per  share  data
----------------
The Company reports its earnings (loss) per share in accordance with Statement of Financial Accounting Standards No.128, "Accounting for Earnings Per Share" ("FAS 128"). Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and the effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

NOTE  B-OTHER  AGREEMENTS

On December 23, 2004, we entered into an Investment Agreement and a Registration Rights Agreement with Dutchess Private Equities Fund, L.P. (Dutchess), pursuant to which Dutchess agreed to purchase up to $5,000,000 of our shares common stock over a three year period. Purchases are made, if at all, subject to certain conditions, upon our request. Dutchess cannot unilaterally purchase any shares of our common stock.

Dutchess' obligation to purchase our common stock is contingent upon certain closing conditions. Such conditions relate to the Investment Agreement and include: (i) that our representations and warranties are true and correct as of the funding date, (ii) that we have performed all of our covenants, agreements and conditions required to be performed us, (iii) that trading of our common stock has not been suspended, (iv) that no statute, rule, regulation, executive order, decree, ruling or injunction is in force against the transactions contemplated in the Note and Warrant Purchase Agreement, (v) that no pending or threatened litigation exists, and (vi) that the SEC has declared effective a registration statement covering the shares to be purchased by Dutchess. The purchase price of our shares of common stock equal 95% the three lowest closing best bid prices of our common stock during the pricing period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS
----------------------------------------------

We are including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements made by us, or on our behalf. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. From time to time, we may make written or oral statements that are forward-looking including statements contained in this report and other filings with the Securities and Exchange Commission. These forward-looking statements are principally contained in the section captioned "Management's Discussion and Analysis of Operations". In that and other portions of this Form 10-QSB, the words "anticipates", "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions as they relate to us or our management are intended to identify forward-looking statements. All such forward-looking statements are expressly qualified by these cautionary statements.

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

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, the impact of competition, dependence on key employees and the need to attract new management, effectiveness and costs of sales and marketing efforts, acceptance of product offerings, ability to expand into new markets, the risks of patent claims or other third party liability, and the risks of launching a new product or service, such as our OsteoGram(R) test, changes in health care regulation, including reimbursement programs, capital needs to fund any delays or extensions of research programs and the availability of capital on terms satisfactory us. We do not intend to update any forward-looking statements to reflect events or circumstances after the date hereof.

OVERVIEW
--------

Our traditional core business is remote electrocardiogram (ECG) interpretation services. Our customers are typically correctional facilities, ambulatory surgery centers and occupational health clinics that may not have ready access to physicians who can interpret these results or to self-interpreting ECG equipment. Although self-interpreting ECG equipment is widely available, many of our customers like the added benefit of knowing that they can automatically send their ECG results to one of our cardiologists for an overread when the results are questionable. This overread feature is a key advantage that enables us to market our services in segments of the market where physicians may not be available on a routine basis. We are evaluating new opportunities for our ECG business, however, we could lose customers who choose to receive services from a competitor or who purchase a self-interpretive machine and no longer need our ECG interpretations. If we were to lose existing customers, they may be difficult to replace, and that could have a material adverse impact on our operations and financial condition.

Our other business is the development and marketing of medical imaging software tools that automatically make precise measurements to assist radiologists and orthopedic surgeons in the diagnosis of disease. We anticipate significant growth in this business. Our initial product, the OsteoGram(R) is an automated system for the screening, diagnosis and monitoring of osteoporosis, a disease that affects more than 200 million people worldwide. Osteoporosis is a "silent disease" that costs the U.S. healthcare system over $16 billion dollars annually, and we predict that health care providers will come under increased scrutiny from Medicare to test patients at risk and offer early intervention for this treatable disease.

The OsteoGram(R) is available in both film-based and DICOM (Digital Imaging and Communications in Medicine) versions. In its initial film-based configuration, the OsteoGram(R) utilizes a standard hand x-ray film coupled with proprietary, desktop computer imaging technology to accurately and precisely determine bone mineral density, the marker for osteoporosis. We market this system to hospitals, clinics and physicians' offices, both in the domestic and international markets. DICOM is the information standard that allows digital imaging equipment to interconnect, enabling clinicians to readily move, archive and retrieve images over networks. The DICOM OsteoGram(R) is the newest version of the product that can be integrated into the workstations of digital (filmless) x-ray equipment, a high growth segment of the medical imaging market. As these digital systems proliferate, we believe that physicians will want to increase the utilization of their equipment through laborsaving computer programs that automate their daily routines. Our goal is to develop a series of applications that will be directed towards the needs of radiologists and orthopedic surgeons. Our underlying OsteoGram(R) technology can be applied to a number of novel applications in the fields of bone disease, dental disease and the identification of specific cancers. Our new business model fits well with the companies developing digital radiography platforms, and we have been seeking partnerships where our products represent value-added tools that are available on a 24/7 basis.

For the quarter ended December 31, 2003 we focused on the implementation of our initial strategic partnerships with Orex Computed Radiography and Medstrat, Inc. Orex, an emerging leader in the field of computed radiography (CR), launched our fully integrated DICOM OsteoGram(R) at the December Annual Meeting of the Radiological Society of North America (RSNA), the largest medical exhibition in the U.S. We were highly encouraged with the preliminary feedback from customers at the RSNA who viewed the future of "Workstation Consolidation", and we look forward to enjoying a steady revenue stream as Orex begins to deliver systems to the global market.

Medstrat is Fuji Medical's largest distributor of CR products in the U.S. The company has coupled the Fuji SmartCR platform with a unique server system to offer a complete digital solution to the orthopedic office market. We are currently integrating our OsteoGram(R) software on the Medstrat system, and we expect to launch the product at the annual meeting of the American Association of Orthopaedic Surgeons in San Francisco in March 2004. In addition, we are working diligently to develop relationships with other manufacturers of digital platform, and strengthening our domestic and international distribution networks. In November 2003, we attended Medica, the world's largest all medical trade show, in Dusseldorf, Germany where we identified new distribution partners in a number of target markets. After the 2002 Medica we signed distribution agreements with a number of new distributors from Asia, and OsteoGram(R) revenue in the first quarter of this fiscal year was bolstered by sales from these distributors primarily in China and Korea.

RECENT  EVENTS
--------------

On December 23, 2004, we entered into an Investment Agreement and a Registration Rights Agreement with Dutchess Private Equities Fund, L.P. (Dutchess), pursuant to which Dutchess agreed to purchase up to $5,000,000 of our shares common stock over a three year period. Purchases are made, if at all, subject to certain conditions, upon our request. Dutchess cannot unilaterally purchase any shares of our common stock.

Dutchess' obligation to purchase our common stock is contingent upon certain closing conditions. Such conditions relate to the Investment Agreement and include: (i) that our representations and warranties are true and correct as of the funding date, (ii) that we have performed all of our covenants, agreements and conditions required to be performed us, (iii) that trading of our common stock has not been suspended, (iv) that no statute, rule, regulation, executive order, decree, ruling or injunction is in force against the transactions contemplated in the Note and Warrant Purchase Agreement, (v) that no pending or threatened litigation exists, and (vi) that the SEC has declared effective a registration statement covering the shares to be purchased by Dutchess. The purchase price of our shares of common stock equal 95% the three lowest closing best bid prices of our common stock during the pricing period.

RESULTS  OF  OPERATIONS
-----------------------

For the quarter ended December 31, 2003, revenues from ECG operations decreased by 8% to $402,000 from $438,000 for the same period in fiscal year 2002. The decrease is mostly due to lower sales of ECG equipment, supplies, and maintenance agreements. ECG transmissions declined by 1%. Revenues from OsteoGram(R) sales and services for the quarter ended December 31, 2003 increased by 314% to $58,000 from $14,000 for the same period in fiscal 2002 due to increased software sales in China and other Asian countries.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold and OsteoGram(R) systems sold. During the quarter ended December 31, 2003, costs of services of ECG decreased by 4% to $119,000 from $124,000 for the same period in fiscal 2002, mostly due to staff reductions and the adoption of new telecommunication carriers. During the quarter ended December 31, 2003, cost of goods sold of ECG decreased by 29% to $15,000 from $21,000 for the same period in fiscal 2002, mainly due to the reduced purchase of ECG equipment. Cost of goods sold for OsteoGram(R) increased 100% during the quarter ended December 31, 2003 to $4,000 from $2,000 for the same period in fiscal 2002, due to purchase of materials for the increased number of OsteoGram(R) systems sold.

Selling expenses decreased by 45% during the quarter ended December 31, 2003 to $45,000 from $82,000 for the same period in fiscal 2002, primarily due to decreased OsteoGram(R) marketing expenses in the domestic market. As we focus more on the international arena, our marketing outlays decline, since our distribution partners assume the burden of local marketing expenses.

General and administrative expenses decreased by 12% during the quarter ended December 31, 2003 to $241,000, as compared to $274,000 for the same period in fiscal 2002, almost entirely due to decreased expenses for professional services.

Research and development costs, generally for the OsteoGram(R) product, increased by 4% during the quarter ended December 31, 2003 to $53,000 from $51,000 for the same period in fiscal 2002, due to salary adjustments.

Interest income decreased by 38% during the quarter ended December 31, 2003 to $5,000 from $8,000 for the same period in fiscal 2002, primarily due to decreased investments in marketable securities and reduced interest income in such investments.

Net loss for the quarter ended December 31, 2003 decreased by 59% to $61,000 from $147,000 for the same period in fiscal 2002 due to company-wide cost-cutting measures implemented during the current year period.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

At December 31, 2003, we had approximately $221,000 in cash and marketable securities, as compared to a balance of $247,000 at September 30, 2003. The net decrease of $26,000 in cash and marketable securities is primarily due to cash used in operations. There were no purchases of property, plant and equipment in the quarter ended December 31, 2003.

We have historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. We raised these funds in 1997 through 2000 through the placement of preferred stock issuances and proceeds from the exercise of certain stock options and warrants.

Our business strategy includes an increase in OsteoGram(R) sales through domestic and international marketing and distribution efforts. We intend to finance this business strategy by using our current working capital resources and cash flows from existing operations, including the ECG and OsteoGram(R) businesses. There can be no assurance that the ECG and OsteoGram(R) sales will be sufficient to offset related expenses.

We anticipate that our cash flow from operations, available cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, in certain circumstances we may need to raise additional capital in the future, which might not be available on reasonable terms or at all. Failure to raise capital when needed could adversely impact our business, operating results and liquidity. If additional funds are raised through the issuance of equity or convertible securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity and convertible securities might have rights, preferences or privileges senior to our Common stock. Our Common Stock is currently traded on the over-the-counter (OTC) bulletin board, which will make it more difficult to raise funds through the issuance of equity or convertible securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

Our primary capital resource commitments at December 31, 2003 consist of capital and operating lease commitments, primarily for computer equipment and for our corporate office facility.

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

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our chief executive officer and principal financial officer do not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

                                     PART II
OTHER  INFORMATION

Item  1.             LEGAL  PROCEEDINGS

                     None

Item  2.             CHANGES  IN  SECURITIES

                     None

Item  3.             DEFAULTS  UPON  SENIOR  SECURITIES

                     None

Item  4.             SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

                     None

Item  5.             OTHER  INFORMATION

                     None

Item  6.             EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

NUMBER          DESCRIPTION OF EXHIBIT
------          ----------------------

3.1 Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

3.2 Certificate of Amendment of Certificate of Incorporation [Incorporated by reference to Exhibit 3.1a to Amendment No. 1 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994]

3.3 Certificate of Amendment of Certificate of Incorporation [Incorporated by reference to Exhibit 3.1b to Amendment No. 2 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1994]

3.4 Certificate of Correction of Certificate of Amendment [Incorporated by reference to Exhibit 3.1c to Amendment No. 2 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1995]

3.5  By-Laws,  as  currently  in  effect  **

3.6  Amendment  to  By-Laws  **

4.1  Form  of  Preferred Stock Certificate [Incorporated by reference to Exhibit
     4.2 to our Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

4.2 Certificate of Designation of Class A Preferred Stock [Incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

4.3 Certificate of Designation of Class B Preferred Stock [Incorporated by reference to Exhibit 4.6 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-14210)]

10.1 Employment Agreement entered on November 2, 2002 between CompuMed, Inc. and Mr. McLaughlin McLaughlin [Incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-QSB for the quarter ended December 31, 2002 (File No. 0-14210), filed February 14, 2003]

10.2 Amendment to Employment Agreement dated November 2, 2002 between the Company and Mr. McLaughlin [Incorporated by reference to Exhibit 10.6 to the Company's Form 10KSB for the year ended September 30, 2003 (File No. 0-14210), filed December 24, 2003].

10.3 2003 Stock Incentive Plan [Incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (file No. 33-105770), filed June 2, 2003]

10.4 Investment Agreement dated December 22, 2003, by and between the Company and Dutchess Private Equities Fund, L.P. [Incorporated by reference to
     Exhibit 10.9 to the Company's Current Report on Form 8-K dated December 22, 2003]

10.5 Registration Rights Agreement dated December 22, 2003, by and between the Company and Dutchess Private Equities Fund, L.P. [Incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K dated December 22, 2003]

11   Statement  re:  computation  of  per  share  earnings*

31.1 Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Executive  Officer**

31.2 Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Financial  Officer**

32.1 Section  1350  Certification  of  Chief  Executive  Officer**

32.2 Section  1350  Certification  of  Chief  Financial  Officer**

* Data required is provided in note B to the consolidated financial statements in this report.
**   Included  herein

(b) Form 8-K - During the fiscal quarter ended December 31, 2003, we did not file any reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         COMPUMED,  INC.
                                        (Registrant)
                                           ------------


Date  February  11,  2004     By:     /s/  John  G.  McLaughlin
                                      -------------------------
                                      John  G.  McLaughlin
                                      President  and  Chief  Executive  Officer
                                      (Chief  Executive  Officer)

Date  February  11,  2004     By:     /s/  Phuong  Dang
                                      -----------------
                                      Phuong  Dang
                                      Controller  (Principal  Financial  and
                                      Accounting  Officer)