Form 10QSB
period 2004-03-31
COMPUMED INC
filed 2004-05-14
CIK 700998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK  ONE)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                                OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

              COMMISSION FILE NUMBER:  0-14210

                                 COMPUMED, INC.

             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                                    --------
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                    95-2860434
                                    ----------
                       (I.R.S. Employer Identification No.)

            5777 W. CENTURY BLVD., SUITE 1285, LOS ANGELES, CA 90045
                    (Address of principal executive offices)

                                 (310) 258-5000
                           (Issuer's telephone number)

                (Former name, former address and former fiscal year,
                          if changed since last report)

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days. Yes X No

     As of May 11, 2004, we had 17,951,034 shares of Common Stock outstanding.

     Transitional  Small  Business  Disclosure  Format  (check  one):  Yes  No X

               INDEX

                         COMPUMED, INC. AND SUBSIDIARIES

PART  I.  FINANCIAL  INFORMATION
--------------------------------
Item  1.  Financial  Statements  (unaudited)

          Balance Sheets - March 31, 2004 (unaudited) and September 30, 2003.

          Statements of Operations - Three months and six months ended March 31, 2004 and 2003 (unaudited).

          Statements of Cash Flows - Six months ended March 31, 2004 and 2003 (unaudited).

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

Item  1     Legal  Proceedings

Item  2     Changes  in  Securities

Item  3     Defaults  upon  Senior  Securities

Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5     Other  Information

Item  6     Exhibits  and  Reports  on  Form  8-K

SIGNATURES
----------


                                     PART I

                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES

                                                    FINANCIAL INFORMATION
                                                      BALANCE  SHEETS
                                                      COMPUMED,  INC.
                                                                  March 31, 2004                SEPTEMBER 30, 2003
                                                                  ------------------            -------------------
                                                                     (UNAUDITED)                      (AUDITED)
                                                                  ------------------            -------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                  $ 38,000                       $ 66,000
Marketable securities. . . . . . . . . . . . . . . . . . . . . .            218,000                        181,000
Accounts receivable, less allowance of $21,000 (March 2004)
 and $22,000 (September 2003). . . . . . . . . . . . . . . . . .            232,000                        219,000
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .             34,000                         25,000
Prepaid expenses and other current assets. . . . . . . . . . . .             22,000                         21,000
                                                                  ------------------            -------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .            544,000                        512,000


PROPERTY AND EQUIPMENT
Machinery and equipment. . . . . . . . . . . . . . . . . . . . .          1,287,000                      1,276,000
Furniture, fixtures and leasehold improvements . . . . . . . . .             42,000                         42,000
Equipment under capital leases . . . . . . . . . . . . . . . . .             35,000                         35,000
                                                                  ------------------            -------------------
                                                                          1,364,000                      1,353,000
Accumulated depreciation and amortization. . . . . . . . . . . .         (1,237,000)                    (1,144,000)
                                                                  ------------------            -------------------
                                                                            127,000                        209,000
OTHER ASSETS
Patents, net of accumulated amortization of $3,000 (March 2004)
and $2,000 (September 2003). . . . . . . . . . . . . . . . . . .             54,000                         48,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .             11,000                         11,000
                                                                  ------------------            -------------------
TOTAL ASSETS                                                               $736,000                       $780,000
                                                                  ==================            ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                          $ 193,000                       $125,000
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .            104,000                        139,000
Current portion of capital lease obligations . . . . . . . . . .              3,000                          7,000
                                                                  ------------------            -------------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . .            300,000                        271,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting  -
    issued and outstanding - 8,400 shares. . . . . . . . . . . .              1,000                          1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
   issued and outstanding -300 shares. . . . . . . . . . . . . .                  -                              -

Common Stock, $.01 par value-authorized 50,000,000 shares,
   issued and outstanding-17,951,034 shares. . . . . . . . . . .            180,000                        180,000

Additional paid in capital . . . . . . . . . . . . . . . . . . .         32,304,000                     32,296,000

Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .        (32,118,000)                   (31,978,000)

Accumulated other comprehensive income . . . . . . . . . . . . .             69,000                         27,000

Deferred stock compensation. . . . . . . . . . . . . . . . . . .                  -                        (17,000)
                                                                  ------------------            -------------------

TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .            436,000                        509,000
                                                                  ------------------            -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $736,000                       $780,000
                                                                  ==================            ===================
See notes to condensed financial statements.

                                        STATEMENTS  OF  OPERATIONS  (UNAUDITED)
                                                     COMPUMED,  INC.

                                                Three Months Ended                  Six Months Ended
                                                    March 31,                          March 31,
                                        ---------------------------------   -------------------------------
                                                       2004          2003                2004          2003
                                        -------------------   -----------   -----------------   -----------
REVENUES FROM OPERATIONS
ECG services . . . . . . . . . . . . .  $           407,000   $   401,000   $         791,000   $   811,000
ECG product and supplies sales . . . .               25,000        29,000              43,000        57,000
OsteoGram(R) sales and services. . . .               29,000        52,000              87,000        66,000
                                         ------------------   -----------   -----------------   ------------
                                                    461,000       482,000             921,000       934,000
COSTS AND EXPENSES
Costs of ECG services. . . . . . . . .              124,000       119,000             243,000       243,000
Cost of goods sold-ECG . . . . . . . .               18,000        20,000              33,000        41,000
Cost of goods sold-OsteoGram(R). . . .                  -0-         5,000               4,000         7,000
Selling expenses . . . . . . . . . . .               57,000        62,000             102,000       144,000
Research and development . . . . . . .               55,000        56,000             108,000       107,000
General and administrative
 expenses. . . . . . . . . . . . . . .              275,000       240,000             516,000       514,000
Depreciation and amortization. . . . .               43,000        53,000              94,000       108,000
                                         ------------------   -----------   -----------------   ------------
                                                    572,000       555,000           1,100,000     1,164,000
                                         ------------------   -----------   -----------------   ------------

OPERATING LOSS . . . . . . . . . . . .             (111,000)      (73,000)           (179,000)     (230,000)

Interest income and dividends. . . . .                4,000         6,000               9,000        14,000
Other miscellaneous income . . . . . .               28,000           -0-              28,000           -0-
Realized gain on marketable securities                  -0-         8,000               2,000        10,000
Interest expense . . . . . . . . . . .                  -0-           -0-                 -0-        (1,000)
                                         ------------------   -----------   -----------------   ------------
NET LOSS . . . . . . . . . . . . . . .              (79,000)      (59,000)           (140,000)     (207,000)
                                         ==================   ===========   =================   ============
NET LOSS PER SHARE (Basic and diluted)                 (.00)         (.00)              (0.01)        (0.01)
                                         ==================   ===========   =================   ============

Weighted average number of common
 shares outstanding. . . . . . . . . .           17,951,034    17,869,309          17,951,034    17,869,309
                                         ==================   ===========   =================   ============


                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 COMPUMED, INC.

                                                                                   SIX MONTHS ENDED
                                                                    --------------------------------------------------
                                                                      MARCH 31, 2004                  MARCH 31, 2003
                                                                    -----------------               ------------------

OPERATING ACTIVITIES:
Net loss                                                                     $(140,000)                     $(207,000)
Net adjustments to reconcile net loss to net cash used in
 operating activities:
Realized gain on marketable securities . . . . . . . . . . . . . .              (2,000)                       (10,000)
Amortization of deferred stock compensation. . . . . . . . . . . .              25,000                         13,000
Depreciation and amortization. . . . . . . . . . . . . . . . . . .              94,000                        108,000
     Increase in accounts receivable . . . . . . . . . . . . . . .             (13,000)                       (38,000)
     Decrease (Increase) in inventory and prepaid expenses . . . .             (10,000)                         7,000
     Decrease (Increase) in accounts payable and other liabilities              33,000                         (7,000)
                                                                    -------------------             ------------------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . . .             (13,000)                      (134,000)

INVESTING ACTIVITIES:
Proceed from selling of marketable securities. . . . . . . . . . .               7,000                         86,000
Purchase of other asset. . . . . . . . . . . . . . . . . . . . . .              (7,000)                             -
Purchase of property, plant and equipment . . . .                              (11,000)                        (1,000)
                                                                    -------------------             ------------------
NET CASH PROVIDED BY (USED in) INVESTING ACTIVITIES.   . . . . . .             (11,000)                         85,000

FINANCING ACTIVITIES:
Principal payments on capital lease obligations. . . . . . . . . .              (4,000)                        (4,000)
                                                                    -------------------             ------------------
NET CASH USED IN FINANCING ACTIVITIES. . . . . . . . . . . . . . .              (4,000)                        (4,000)
                                                                    -------------------             ------------------

NET DECREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . .             (28,000)                       (53,000)

Cash and cash equivalents at beginning period. . . . . . . . . . .              66,000                         78,000
                                                                    -------------------             ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 38,000                       $  25,000
                                                                     ==================               =================

Cash paid for interest                                                        $      -                       $       -
                                                                     ==================               =================

See notes to condensed financial statements.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 COMPUMED, INC.

NOTE  A-BASIS  OF  PRESENTATION  AND  ACCOUNTING  POLICIES

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For further information, refer to the financial statements for the year ended September 30, 2003 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

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

The Company has incurred recurring losses and had net losses aggregating $347,000 for the six months ended March 31, 2004 and 2003. The Company's business strategy includes an increase in OsteoGram (R) revenue through OEM sales to the manufactures of digital x-ray equipment and through direct sales through domestic and international distributors. The Company intends to finance this business strategy by using its current working capital resources and cash flows from existing operations. There can be no assurance that the sales will be sufficient to offset related expenses.

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method of that statement. Options to purchase 0 and 1,744,907 shares of Common Stock of CompuMed, Inc. were granted during the three months ended
March 31, 2004 and 2003, respectively. The fair value of these options was estimated at $0 and $66,000 for the three months ended March 31, 2004 and 2003, respectively. Options to purchase 261,087 and 0 shares of Common Stock of CompuMed, Inc. were granted during the three months ended December 31, 2003 and 2002, respectively. The fair value of these options was estimated at $65,000 and $0 for the three months ended December 31, 2003 and 2002, respectively. The fair value were estimated using Black-Scholes Option pricing method with the following assumptions:


                                         For The Six Months Ended
                                       March 31, 2004   March 31, 2003
                                       --------------   --------------
Risk free interest rate . . . . . . . . . .     4.28%         3.33%
Stock volatility factor . . . . . . . . . .       54%           18%
Weighted average expected option life . . .  10 years      10 years
Expected dividend yield . . . . . . . . . .      None          None

The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:





                                                Three Months Ended   Three Months Ended   Six Months Ended   Six Months Ended
                                                March 31, 2004       March 31, 2003       March 31, 2004     March 31, 2003

Net loss as reported . . . . . . . . . . . . .             (79,000)             (59,000)          (140,000)          (207,000)

Basic and diluted loss per share as reported .               (0.00)               (0.00)             (0.01)             (0.01)

Add: stock-based employee compensation cost
included in determination of net loss reported                   -                4,000             24,000              4,000

Deduct: stock-based employee compensation cost
that would have been included in the
determination of net loss if the fair value
based method had been applied to all awards. .              (5,000)             (16,000)           (50,000)           (22,000)

Pro forma net loss if the fair value based
method had been applied to all awards. . . . .             (84,000)             (71,000)          (166,000)          (225,000)

Basic and diluted pro forma loss per share
if the fair value based method had been
applied to all awards. . . . . . . . . . . . .               (0.00)               (0.00)             (0.01)             (0.01)

A summary of the stock options activity, and related information for the six months ended March 31 follows:

                                               2004                   2003
                                          --------------------    --------------------
                                                      Weighted-              Weighted-
                                                      Average                Average
                                                      Exercise               Exercise
                                          Shares      Price      Shares      Price
                                          ----------  ---------  ----------  ---------

Options outstanding, beginning of period  5,027,025        0.22  3,124,466        0.51
Options exercised. . . . . . . . . . . .          -           -          -           -
Options granted. . . . . . . . . . . . .    261,087        0.34   1,824,907       0.08
Options forfeited/canceled . . . . . . .     (1,104)       0.96   (262,242)       0.70
                                          ----------  ---------  ----------  ---------

Options outstanding, end of period . . .  5,287,008        0.23  4,687,131        0.33
                                          ==========  =========  ==========  =========

Options exercisable, end of period . . .  4,495,347        0.22  1,915,565        0.63
                                          ==========  =========  ==========  =========

The following summarizes information concerning stock options outstanding at March 31, 2004:

                          Weighted                  Weighted  Number     Weighted
                          Average      Remaining    Average   Subject    Average
                          Number       Contractual  Exercise  to         Exercise
                          Outstanding  Life         Price     Exercise   Price
                          -----------  -----------  --------  ---------  --------
Range of Exercise Prices

0.00 - $0.4250  . . . . .    4,406,130          8.7    0.1319  3,614,469    0.1047
0.4251 - $0.850 . . . . .      847,375          5.1    0.6734    847,375    0.6734
0.8501 - $1.275 . . . . .       33,503          3.4    1.1436     33,503    1.1436
                          -----------  -----------  --------  ---------  --------

                            5,287,008          8.1    0.2251  4,495,347    0.2197
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

NOTE  B-OTHER  AGREEMENTS

On  December  23,  2003,  we  entered into an Investment Agreement with Dutchess
Private Equities Fund, also referred to as an Equity Line of Credit. That agreement provides that, following notice to Dutchess, we may Put to Dutchess up to $5 million in shares of our Common Stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of our Common Stock during the five day period following that notice. The number of shares that we will be permitted to put pursuant to the Investment Agreement will be either: (A) two hundred percent of the average daily volume of our Common Stock for the ten trading days prior to the applicable put notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day we issue the put, or (B) $25,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single Put.

Dutchess' obligation to purchase our Common Stock is contingent upon certain closing conditions. Such conditions relate to the Investment Agreement and include: (i) that our representations and warranties are true and correct as of the funding date, (ii) that we have performed all of our covenants, agreements and conditions required to be performed us, (iii) that trading of our Common Stock has not been suspended, (iv) that no statute, rule, regulation, executive order, decree, ruling or injunction is in force against the transactions contemplated in the Investment Agreement, (v) that no pending or threatened litigation exists, and (vi) that the SEC has declared effective a registration statement covering the shares to be purchased by Dutchess.

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

OVERVIEW
--------

Our core business is providing remote electrocardiogram (ECG) interpretation services to medical facilities that may not have access either to trained physicians that can interpret ECG results or to self-interpreting ECG equipment. Our customers are typically correctional facilities, ambulatory surgery centers, occupational health clinics and physician offices. Although self-interpreting ECG equipment is widely available, many of our customers like the optional feature of automatically sending their ECG results to one of our cardiologists for an overread when the results are abnormal. This overread feature is a key advantage that enables us to market our services in segments of the market where physicians may not be available on a routine basis. We are evaluating new opportunities for our ECG business, however, we could lose customers who choose to receive services from a competitor or who purchase a self-interpretive machine and no longer need our ECG interpretations. If we were to lose existing customers, they may be difficult to replace, and that could have a material adverse impact on our operations and financial condition.

Our second business is the development and marketing of medical imaging software tools that automatically make accurate and precise measurements to diagnose bone disease. Our target markets for these growth products are radiologists and orthopedic surgeons, although our underlying technology can be applied to a number of other situations, including specific cancers and dental disease. Our initial product, the OsteoGram(R), is an automated system for the rapid screening, diagnosis and monitoring of osteoporosis, a disease that effects more than 200 million people worldwide. Osteoporosis is a "silent disease" that costs the U.S. healthcare system over $16 billion annually. Medicare is currently scrutinizing methods to lower the costs of fighting this largely preventable disease through early intervention, and health plans will soon be required to test "at risk" patients at a point-of-care. We believe that convenient, low-cost methods of screening and diagnosing will become increasingly desirable as hospitals comply with recent initiatives directling them to test and treat this insidious disease.

The OsteoGram(R) is marketed in both film-based and DICOM (Digital Imaging and Communications in Medicine) formats. The film-based version utilizes a standard hand x-ray film that is digitized on a desktop scanner. The digital image is then analyzed on a personal computer by means of the patented OsteoGram(R) software. This system is marketed to small hospitals, clinics and physician's offices. The DICOM OsteoGram(R) was developed to take advantage of the growing market for digital x-ray equipment. DICOM is the information standard that allows digital imaging equipment to interconnect, enabling clinicians to readily move, archive and retrieve images over networks. By residing on the workstations of these advanced digital systems, the OsteoGram(R) software can automatically capture and analyze images directly from either the x-ray equipment or the network. The goal is to enable clinicians to utilize software applications integrated into digital imaging platforms. This helps reduce the need for additional dedicated equipment, redundant computer workstations and specially trained staff. CompuMed plans to develop a series of laborsaving applications that will be directed towards the needs of radiologists and orthopedic surgeons.

For the quarter ended March 31, 2004 we continued to focus on the implementation of our DICOM OsteoGram(R) strategy. Our development team is completing the integration of the OsteoGram(R) software into the computed radiography (CR) platform of Orex Computed Radiography Inc., and we expect to release the fully automated application by the end of May. Located in Yokneam, Israel and Auburndale, MA, Orex is a developer of digital (i.e., filmless) x-ray systems. We also added eTrauma Corporation as a strategic partner in the orthopedic office market. We intend to integrate our OsteoGram(R) into the eTrauma PACS (Picture Archiving and Communications System) network, enabling us to enter the growing market for digital systems in the orthopedic office environment. We were pleased with eTrauma's performance at the March annual meeting of the American Association of Orthopaedic Surgeons, and the company placed their initial order prior to the exhibition. We expect to deliver an integrated software solution to eTrauma before June 30, 2004.

March marked the first shipment of the DICOM OsteoGram(R), which will be installed in China through our Shanghai-based distributor. This dealer is working closely with a major provider of digital imaging systems, and we expect his efforts to gain momentum later this year. We view the Chinese market for digital imaging products to be a high growth area, and a successful placement will be key to future revenue streams in China where osteoporosis is so prevalent. Orex is also targeting China, and they recently signed a distribution agreement with the Medical Solutions Group of Siemens, LTD., China. We expect to work closely with these two partners in attaining our goals in the Chinese market. Siemens Medical Solutions, a division German electronics giant Siemens
AG,  is  one  of  the largest suppliers to the healthcare industry in the world.

In addition, we continue to work with a number of manufacturers of digital radiography platforms to structure domestic and global agreements to integrate our software into their workstations and network servers. Integrating our software is a complex task, and full automation requires intimate knowledge of each manufacturer's proprietary software package. Our plans in this segment are aggressive, and we expect that select partnerships will ultimately yield the results we seek.

Our ECG business remains stable, and March was the best revenue month since October 2002. This was mainly due to new correctional accounts coming on line. We recently were awarded a 5-year renewal with one of our largest existing customers, and we expect to ship nearly 100 new ECG terminals in the coming months. One of our goals for the quarter was to identify a new partner for ECG equipment, and we will announce our selection early in the next quarter. Our criteria included a new server system for ECG interpretation and billing that will allow us to accept transmission over the Internet. This will enable us to enter the international markets, where the cost of a telephone transmission was previously prohibitive. Our effort to bolster worldwide OsteoGram(R) distribution has resulted in a number of inquires about our CardioGram from countries where American medical services are attractive. We are exploring means to launch our CardioGram service overseas, since heart disease remains the number one killer worldwide. We believe that an overread by an American cardiologist could be a value-added service for those countries where cardiologists are not readily available.

RECENT  EVENTS
--------------

On  December  23,  2003,  we  entered into an Investment Agreement with Dutchess
Private Equities Fund, also referred to as an Equity Line of Credit. That agreement provides that, following notice to Dutchess, we may Put to Dutchess up to $5 million in shares of our Common Stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of our Common Stock during the five day period following that notice. The number of shares that we will be permitted to put pursuant to the Investment Agreement will be either: (A) two hundred percent of the average daily volume of our Common Stock for the ten trading days prior to the applicable put notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day we issue the put, or (B) $25,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single Put.

Dutchess' obligation to purchase our Common Stock is contingent upon certain closing conditions. Such conditions relate to the Investment Agreement and include: (i) that our representations and warranties are true and correct as of the funding date, (ii) that we have performed all of our covenants, agreements and conditions required to be performed us, (iii) that trading of our Common Stock has not been suspended, (iv) that no statute, rule, regulation, executive order, decree, ruling or injunction is in force against the transactions contemplated in the Investment Agreement, (v) that no pending or threatened litigation exists, and (vi) that the SEC has declared effective a registration statement covering the shares to be purchased by Dutchess.


RESULTS  OF  OPERATIONS
-----------------------

Revenues from ECG operations increased slightly for the Second Quarter 2004 to $432,000 from $430,000 for the same period fiscal 2003, due to the acquisition of new correctional facility accounts, and during the six months ended March 31, 2004 decreased by 4% to $834,000 from $868,000 for the same period in fiscal year 2003 mostly due to lower sales of ECG supplies. Revenues from the OsteoGram(R) sales and services for the Second Quarter 2004 decreased by 44% to $29,000 from $52,000 due to the strategic shift towards selling software without associated computer hardware, and during the six months ended March 31, 2004 increased by 32% to $87,000 from $66,000 for the same period in fiscal 2003 due to initial orders from international distributors, repeat orders from Asian customers and first DICOM shipments to the Czech Republic and China.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold and OsteoGram(R) systems sold. Costs of services of ECG for the Second Quarter 2004 increased by 4% to $124,000 from $119,000 mostly due to increased demand for overread services, and during the six months ended March 31, 2004, the costs of services of ECG remained the same as $243,000 for the quarters ended March 2004 and 2003. Cost of goods sold of ECG for the Second Quarter 2004 decreased by 10% to $18,000 from $20,000, and during the six months ended March 31, 2004 decreased by 20% to $33,000 from $41,000 for the same period in fiscal 2003, mainly due to lower sales in ECG supplies. During the Second Quarter 2004, the Company's had no cost of goods sold for OsteoGram(R) and $5,000 for the same period in fiscal 2003, a decrease of 100%, and during the six months ended March 31, 2004 decreased by 43% to $4,000 from $7,000 for the same period in fiscal 2003, mostly due to recent sales that do not include computer hardware.

Selling expenses for the Second Quarter 2004 decreased by 8% to $57,000 from $62,000, and during the six months ended March 31, 2004 decreased by 29% to $102,000 from $144,000 for the same period in fiscal 2003, primarily due to decreased marketing communication and trade show related expenses.

General and administrative expenses for the Second Quarter 2004 increased by 15% to $275,000 from $240,000, and during the six months ended March 31, 2004 increased slightly to $516,000 from $514,000 for the same period in fiscal 2003, due to legal fees and expenses related to compliance with Sarbanes-Oxley and the SB-2 registration for the Dutchess Equity Line.

Research and development costs for the Second Quarter 2004 decreased by 2% to $55,000 from $56,000, and during the six months ended March 31, 2004 increased slightly by 1% to $108,000 from $107,000 for the same period in fiscal 2003 due to salary adjustments.

Interest income for the Second Quarter 2004 decreased by 33% to $4,000 from $6,000, and during the six months ended March 31, 2004 decreased by 36% to $9,000 from $14,000 for the same period in fiscal 2003, primarily due to decreased investments in marketable securities and reduced interest income in such investments.

Other miscellaneous income for the Second Quarter 2004 was $28,000 and none for the same period in fiscal 2003 due to the reversal of a reserve related to a property tax assessment dispute that was settled in our favor.

Net loss for the Second Quarter 2004 increased by 34% to $79,000 from $59,000 due to increases in legal fees and expenses related to compliance with Sarbanes-Oxley and the SB-2 registration. Net loss for the six months ended March 31, 2004 decreased by 32% to $140,000 from $207,000 for the same period in fiscal 2003 mostly due to increased OsteoGram (R) sales and decreased marketing expenses in ECG and OsteoGram(R).

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

At March 31, 2004, we had approximately $256,000 in cash and marketable securities, as compared to a balance of $247,000 at September 30, 2003. The net increase of $9,000 in cash and marketable securities is primarily due to increase of unrealized gain of the Company's marketable securities. Purchases of property, plant and equipment were $11,000 in the quarter ended March 31, 2004.

We have historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. We raised these funds in 1997 through 2000 through the placement of preferred stock issuances and proceeds from the exercise of certain stock options and warrants.

Our business strategy includes an increase in OsteoGram(R) revenue through OEM sales to manufactures of medical digital x-ray equipment and through direct sales through domestic and international distributors. We intend to finance this business strategy by using our current working capital resources and cash flows from existing operations, including the ECG and OsteoGram(R) businesses. There can be no assurance that the ECG and OsteoGram(R) sales will be sufficient to offset related expenses.

We anticipate that our cash flow from operations, available cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, in certain circumstances we may need to raise additional capital in the future, which might not be available on reasonable terms or at all. If we raise additional capital we will probably do it through the $5,000,000 equity line recently established with Dutchess Private Equities Fund (see "Recent Events"). Failure to raise capital when needed could adversely impact our business, operating results and liquidity. If additional funds are raised through the issuance of equity or convertible securities, the percentage of ownership of existing stockholders will be reduced. Furthermore, some equity and convertible securities might have rights, preferences or privileges senior to our Common Stock. Our Common Stock is currently traded on the over-the-counter (OTC) bulletin board, which makes it more difficult to raise funds through the issuance of equity or convertible securities. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

Our primary capital resource commitments at March 31, 2004 consist of capital and operating lease commitments, primarily for office equipment and for our corporate office facility.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES.

Based on management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and regulations.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING.

There was no change in our internal control over financial reporting during our second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LIMITATION  ON  THE  EFFECTIVENESS  OF  CONTROLS

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.


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

                     None

Item  5.             OTHER  INFORMATION

                     None

Item  6.             EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

NUMBER          DESCRIPTION OF EXHIBIT
------          ----------------------

3.1 Certificate of Incorporation [Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

3.2 Certificate of Amendment of Certificate of Incorporation [Incorporated by reference to Exhibit 3.1a to Amendment No. 1 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-2 (File No. 33-48437), filed June 28, 1994]

3.3 Certificate of Amendment of Certificate of Incorporation [Incorporated by reference to Exhibit 3.1b to Amendment No. 2 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1994]

3.4 Certificate of Correction of Certificate of Amendment [Incorporated by reference to Exhibit 3.1c to Amendment No. 2 to Post-Effective Amendment No. 1 to our Registration Statement on Form S-2 (File No. 33-48437), filed November 7, 1995]

3.5 By-Laws, as currently in effect [Incorporated by reference to Exhibit 3.5 to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 (File No. 0-14210)]

3.6 Amendment to By-Laws [Incorporated by reference to Exhibit 3.6 to our Quarterly Report on Form 10-QSB for the quarter ended December 31, 2003 (File No. 0-14210)]

4.1  Form  of  Preferred Stock Certificate [Incorporated by reference to Exhibit
     4.2 to our Registration Statement on Form S-1 (File No. 33-46061), effective May 7, 1992]

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

31.2  Rule  13a-14(a)/15d-14(a) Certification of Principal Financial  Officer**

32.1  Section  1350  Certification  of  Chief  Executive  Officer**

32.2  Section  1350  Certification  of  Principal  Financial  Officer**

* Data required is provided in the financial statements in this report. ** Included herein

(b) Form 8-K - On February 2, 2004 we filed a Current Report on Form 8-K dated December 22, 2003 in connection with the Dutchess Private Equities Fund, L.P. transaction.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMPUMED, INC.

                                  (Registrant)
                                  ------------



Date  May  12,  2004     By:     /s/  John  G.  McLaughlin
                                 -------------------------
                                 John  G.  McLaughlin
                                 President  and  Chief  Executive  Officer
                                (Chief  Executive  Officer)

Date  May  12,  2004     By:     /s/  Phuong  Dang
                                 -----------------
                                 Phuong  Dang
                                 Controller  (Principal  Financial  and
                                 Accounting  Officer)