Form 10QSB
period 2004-06-30
COMPUMED INC
filed 2004-08-16
CIK 700998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days. Yes X No

As  of  July  31,  2004,  we  had 19,094,835 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes  No  X


               INDEX

                         COMPUMED, INC. AND SUBSIDIARIES

PART  I.  FINANCIAL  INFORMATION
--------------------------------
Item  1.  Financial  Statements  (unaudited)

          Balance Sheets - June 30, 2004 (unaudited) and September 30, 2003.

          Statements of Operations - Three months and nine months ended June 30, 2004 and 2003 (unaudited).

          Statements of Cash Flows - Nine months ended June 30, 2004 and 2003 (unaudited).

          Notes  to  condensed  Financial  Statements  (unaudited).

Item 2.   Management's Discussion and Analysis or Plan of Operation

Item  3.  Controls  and  Procedures.


PART  II.  OTHER  INFORMATION
-----------------------------

Item  1     Legal  Proceedings

Item 2 Changes in Securities and Small Business Issuer Purchases of Equity Securities

Item  3     Defaults  Upon  Senior  Securities

Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5     Other  Information

Item  6     Exhibits  and  Reports  on  Form  8-K

SIGNATURES
----------

                                     PART I

                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES

                                                    FINANCIAL INFORMATION
                                                      BALANCE  SHEETS
                                                      COMPUMED,  INC.
                                                                  June 30, 2004                SEPTEMBER 30, 2003
                                                                  ------------------            -------------------
                                                                     (UNAUDITED)
                                                                  ------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                  $ 90,000                       $ 66,000
Marketable securities. . . . . . . . . . . . . . . . . . . . . .            142,000                        181,000
Accounts receivable, less allowance of $21,000 (June 2004)
 and $22,000 (September 2003). . . . . . . . . . . . . . . . . .            275,000                        219,000
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .             28,000                         25,000
Prepaid expenses and other current assets. . . . . . . . . . . .             30,000                         21,000
                                                                  ------------------            -------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .            565,000                        512,000


PROPERTY AND EQUIPMENT
Machinery and equipment. . . . . . . . . . . . . . . . . . . . .          1,287,000                      1,276,000
Furniture, fixtures and leasehold improvements . . . . . . . . .             42,000                         42,000
Equipment under capital leases . . . . . . . . . . . . . . . . .             35,000                         35,000
                                                                  ------------------            -------------------
                                                                          1,364,000                      1,353,000

Accumulated depreciation and amortization. . . . . . . . . . . .         (1,268,000)                    (1,144,000)
                                                                  ------------------            -------------------
TOTAL PROPERTY AND EQUIPMENT                                                 96,000                        209,000

OTHER ASSETS
Patents, net of accumulated amortization of $3,000 (June 2004)
and $2,000 (September 2003). . . . . . . . . . . . . . . . . . .             55,000                         48,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .             17,000                         11,000
                                                                  ------------------            -------------------
TOTAL ASSETS                                                               $733,000                       $780,000
                                                                  ==================            ===================
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable                                                          $ 173,000                       $125,000
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .            114,000                        139,000
Current portion of capital lease obligations . . . . . . . . . .              1,000                          7,000
                                                                  ------------------            -------------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . .            288,000                        271,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting  -
    issued and outstanding - 8,400 shares. . . . . . . . . . . .              1,000                          1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
   issued and outstanding - 300 shares. . . . . . . . . . . . .                   -                              -

Common Stock, $.01 par value-authorized 50,000,000 shares,
   issued and outstanding - 18,635,750 shares (June 2004)
   issued and outstanding - 17,869,309 shares (September 2003)              187,000                        180,000

Additional paid in capital . . . . . . . . . . . . . . . . . . .         32,382,000                     32,296,000

Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .        (32,158,000)                   (31,978,000)

Accumulated other comprehensive income . . . . . . . . . . . . .             33,000                         27,000

Deferred stock compensation. . . . . . . . . . . . . . . . . . .                  -                        (17,000)
                                                                  ------------------            -------------------

TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .            445,000                        509,000
                                                                  ------------------            -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $733,000                       $780,000
                                                                  ==================            ===================
See notes to condensed financial statements.

                                        STATEMENTS  OF  OPERATIONS  (UNAUDITED)
                                                     COMPUMED,  INC.
                                                Three Months Ended                  Nine Months Ended
                                                      June 30,                           June 30,
                                        ---------------------------------   -------------------------------
                                                       2004          2003                2004          2003
                                        -------------------   -----------   -----------------   -----------
REVENUES FROM OPERATIONS
ECG services . . . . . . . . . . . . .  $           401,000   $   381,000   $       1,192,000   $ 1,192,000
ECG product and supplies sales . . . .               20,000        27,000              63,000        84,000
OsteoGram(R) sales and services. . . .               42,000        20,000             129,000        86,000
                                         ------------------   -----------   -----------------   ------------
TOTAL OPERATING REVENUE                             463,000       428,000           1,384,000     1,362,000

COSTS AND EXPENSES
Costs of ECG services. . . . . . . . .              129,000       116,000             372,000       359,000
Cost of goods sold-ECG . . . . . . . .               14,000        19,000              47,000        60,000
Cost of goods sold-OsteoGram(R). . . .                2,000         2,000               6,000         9,000
Selling expenses . . . . . . . . . . .               68,000        63,000             170,000       207,000
Research and development . . . . . . .               56,000        53,000             164,000       160,000
General and administrative
 expenses. . . . . . . . . . . . . . .              231,000       185,000             747,000       699,000
Depreciation and amortization. . . . .               31,000        55,000             125,000       163,000
                                         ------------------   -----------   -----------------   ------------
TOTAL COSTS AND EXPENSES                            531,000       493,000           1,631,000     1,657,000
                                         ------------------   -----------   -----------------   ------------

OPERATING LOSS . . . . . . . . . . . .             (68,000)      (65,000)           (247,000)      (295,000)

Interest income and dividends. . . . .                4,000         6,000              13,000        20,000
Other income . . . . . . . . . . . . .               17,000           -0-              45,000           -0-
Realized gain on marketable securities                7,000        11,000               9,000        21,000
Interest expense . . . . . . . . . . .                  -0-           -0-                 -0-        (1,000)
                                         ------------------   -----------   -----------------   ------------
NET LOSS . . . . . . . . . . . . . . .              (40,000)      (48,000)           (180,000)     (255,000)
                                         ==================   ===========   =================   ============
NET LOSS PER SHARE (basic and diluted)                 (.00)         (.00)              (0.01)        (0.01)
                                         ==================   ===========   =================   ============

Weighted average number of common
 shares outstanding. . . . . . . . . .           18,062,355    17,869,309          17,988,141    17,869,309
                                         ==================   ===========   =================   ============

                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 COMPUMED, INC.
                                                                                   NINE MONTHS ENDED
                                                                    --------------------------------------------------
                                                                      JUNE 30, 2004                  JUNE 30, 2003
                                                                    -----------------               ------------------

OPERATING ACTIVITIES:
Net loss                                                                     $(180,000)                     $(255,000)
Net adjustments to reconcile net loss to net cash used in
 operating activities:
Realized gain on marketable securities . . . . . . . . . . . . . .              (9,000)                       (21,000)
Amortization of deferred stock compensation. . . . . . . . . . . .              25,000                         20,000
Depreciation and amortization. . . . . . . . . . . . . . . . . . .             125,000                        163,000
     Increase in accounts receivable . . . . . . . . . . . . . . .             (56,000)                        (7,000)
     Decrease (increase) in inventory and prepaid expenses . . . .             (12,000)                         4,000
     Decrease (increase) in accounts payable and other liabilities              23,000                        (23,000)
                                                                    -------------------             ------------------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . . .             (84,000)                      (119,000)

INVESTING ACTIVITIES:
Proceeds from sale of marketable securities. . . . . . . . . . . .              54,000                         80,000
Purchase of other asset. . . . . . . . . . . . . . . . . . . . . .             (14,000)                             -
Purchase of property, plant and equipment . . . . . . . . . . . .              (11,000)                             -
                                                                    -------------------             ------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES. . . . . . . . . . . .                29,000                         80,000

FINANCING ACTIVITIES:
Proceeds from exercise of stock option                                          36,000                              -
Net offering of the Equity Line of Credit from Dutchess Private
Equities Fund                                                                   49,000                              -
Principal payments on capital lease obligations. . . . . . . . . .              (6,000)                        (5,000)
                                                                    -------------------             ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. . . ... . . .              79,000                         (5,000)
                                                                    -------------------             ------------------

NET DECREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . .              24,000                        (44,000)

Cash and cash equivalents at beginning period. . . . . . . . . . .              66,000                         78,000
                                                                    -------------------             -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 90,000                       $  34,000
                                                                     ==================               =================


See notes to condensed financial statements.

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 COMPUMED, INC.

NOTE  A-BASIS  OF  PRESENTATION  AND  ACCOUNTING  POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2004. For further information, refer to the financial statements for the year ended September 30, 2003 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

The balance sheet at September 30, 2003 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

The Company has historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company raised these funds in 1997 through 2000 through the sale of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants.

The Company has incurred recurring losses and had net losses aggregating $435,000 for the nine months ended June 30, 2004 and 2003.

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

Options to purchase 1,050,000 shares and 1,316,861 shares of Common Stock of CompuMed, Inc. were granted during the three months ended June 30, 2004 and 2003, respectively. The fair value of these options was estimated at $76,000 and $75,000 for the three months ended June 30, 2004 and 2003, respectively.

Options to purchase 0 shares and 1,774,906 shares of Common Stock of CompuMed, Inc. were granted during the three months ended March 31, 2004 and 2003, respectively. The fair value of these options was estimated at $0 and $66,000 for the three months ended March 31, 2004 and 2003, respectively.

Options to purchase 261,087 shares and 0 shares of Common Stock of CompuMed, Inc. were granted during the three months ended December 31, 2003 and 2002, respectively. The fair value of these options was estimated at $65,000 and $0 for the three months ended December 31, 2003 and 2002, respectively.

The fair values were estimated using Black-Scholes Option pricing method with the following assumptions:

                                         For The Nine Months Ended
                                       June 30, 2004    June 30, 2003
                                       --------------   --------------
Risk free interest rate . . . . . . . . 4.28% - 4.73%   3.33% - 4.05%
Stock volatility factor . . . . . . . . . .       22%             18%
Weighted average expected option life . . .  10 years        10 years
Expected dividend yield . . . . . . . . . .      None            None


The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:



                                                Three Months Ended   Three Months Ended   Nine Months Ended   Nine Months Ended
                                                June 30, 2004        June 30, 2003        June 30, 2004       June 30, 2003

Net loss as reported . . . . . . . . . . . . .             (40,000)             (48,000)          (180,000)          (255,000)

Basic and diluted loss per share as reported .               (0.00)               (0.00)             (0.01)             (0.01)

Add: stock-based employee compensation cost
included in determination of net loss reported                   -                9,000             24,000             13,000

Deduct: stock-based employee compensation cost
that would have been included in the
determination of net loss if the fair value
based method had been applied to all awards. .             (40,000)             (30,000)           (54,000)           (52,000)

Pro forma net loss if the fair value based
method had been applied to all awards. . . . .             (44,000)             (78,000)          (234,000)          (307,000)

Basic and diluted pro forma loss per share
if the fair value based method had been
applied to all awards. . . . . . . . . . . . .               (0.00)               (0.00)             (0.01)             (0.02)

A summary of the stock options activity, and related information for the nine months ended June 30 follows:




                                                          2004                                   2003
                                             -------------------------------        -------------------------------
                                                                  Weighted                              Weighted
                                                                  Average                               Average
                                                                  Exercise                              Exercise
                                              Shares              Price                  Shares         Price
                                           ------------         ------------          ------------     ------------

Options outstanding, beginning of period      5,027,025              0.22              3,124,466           0.51
Options exercised                              (394,027)             0.09                      -              -
Options granted                               1,311,087              0.20              3,141,768           0.09
Options forfeited/canceled                       (1,104)             0.96               (353,276)          0.56
                                          -------------         ------------         -------------     ------------

Options outstanding, end of period            5,942,981              0.22              5,912,958           0.28
                                          =============         ============         =============     ============

Options exercisable, end of period            4,284,651              0.23              2,998,061           0.45
                                          =============         ============         =============     ============


The following summarizes information concerning stock options outstanding at June 30, 2004:

                                                              Weighted
                                                              Average              Weighted         Number         Weighted
                                                              Remaining            Average          Subject        Average
                                            Number            Contractual          Exercise         to             Exercise
                                            Outstanding       Life                 Price            Exercise       Price
                                           ---------------    -------------        -----------      ----------      ---------
Range of Exercise Prices

$0.0000 - $0.4250  . . . . . . . .          5,062,103                 8.8            0.14           3,403,773          0.11
$0.4251 - $0.8500. . . . . . .. .             847,375                 4.9            0.67             847,375          0.67
$0.8501 - $1.2750. . . . . . . . .             33,503                 3.2            1.14              33,503          1.14
                                           --------------       -------------      -----------      -----------     ---------

                                            5,942,981                 8.2            0.22           4,284,651          0.23
                                           =============        =============      ===========      ===========     =========


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

NOTE  B-OTHER  AGREEMENTS

On  December  23,  2003,  we  entered into an Investment Agreement with Dutchess
Private Equities Fund, also referred to as an Equity Line of Credit. That agreement provides that, following notice to Dutchess, we may sell to Dutchess up to $5 million in shares of our Common Stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of our Common Stock during the five day period following that notice. The number of shares that are permitted to sell pursuant to the Investment Agreement is either: (A) two hundred percent of the average daily volume of our Common Stock for the ten trading days prior to the applicable sale notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day we issue the notice, or (B) $25,000; provided that in no event will the sale be more than $1,000,000 with respect to any single sale.

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

On June 15, 2004, we entered into a six-month agreement with CEOcast, Inc. (the "Consultant") an investor relations company. Such agreement is terminable at any time after three months. During the term of this Agreement, we will pay the Consultant $7,500 per month and 250,000 shares of Common Stock. 125,000 of such shares were issued to the Consultant on July 20, 2004 and the remaining 125,000 shares are to be issued on September 14, 2004, if the Agreement has not been terminated.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS
----------------------------------------------

We are including the following cautionary statement in this Quarterly Report on Form 10-QSB to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 with respect to forward-looking statements made by us, or on our behalf. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts. From time to time, we may make written or oral statements that are forward-looking, including statements contained in this report and other filings with the Securities and Exchange Commission. These forward-looking statements are principally contained in the section captioned "Management's Discussion and Analysis of Operations". In that and other portions of this Form 10-QSB, the words "anticipates", "believes," "estimates," "seeks," "expects," "plans," "intends" and similar expressions as they relate to us or our management are intended to identify forward-looking statements. All such forward-looking statements are expressly qualified by these cautionary statements.

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

In addition to other factors and matters discussed elsewhere herein, the following are important factors that, in our view, could cause actual results to differ materially from those discussed in the forward-looking statements: technological advances by our competitors, the impact of competition, dependence on key employees and the need to attract new management, effectiveness and costs of sales and marketing efforts, acceptance of product offerings, ability to expand into new markets, the risks of patent claims or other third party liability, and the risks of launching a new product or service, such as our OsteoGram(R) test, changes in health care regulation, including reimbursement programs, capital needs to fund any delays or extensions of research programs, the availability of capital on terms satisfactory and the factors discussed in our Annual Report on Form 10-KSB for the year ended September 30, 2003,and other reports filed with the SEC. We do not intend to update any forward-looking statements to reflect events or circumstances after the date hereof.

OVERVIEW
--------

Our core business is providing remote electrocardiogram (ECG) interpretation services to medical facilities that may not have access either to trained physicians that can interpret ECG results or to self-interpreting ECG equipment. Our customers are typically correctional facilities, ambulatory surgery centers, occupational health clinics and physician offices. Although self-interpreting ECG equipment is widely available, many of our customers like the optional feature of automatically sending their ECG results to one of our cardiologists for an overread when the results are abnormal. This overread feature is a key advantage that enables us to market our services in segments of the market where physicians may not be available on a routine basis. We are evaluating new opportunities for our ECG business; however, we could lose customers who choose to receive services from a competitor or who purchase a self-interpretive machine and no longer need our ECG interpretations. If we were to lose existing customers, they may be difficult to replace, and that could have a material adverse impact on our operations and financial condition.

Our other business is the development and marketing of medical imaging software tools that automatically make accurate and precise measurements to diagnose bone disease. Our target markets for these products are hospitals, imaging centers and orthopedic office practices, although in the future our underlying technology could be applied to a number of other maladies, including specific cancers and dental disease. Our initial product, the OsteoGram(R), is an automated system for the rapid screening, diagnosis and monitoring of osteoporosis, a disease that effects more than 200 million people worldwide. Osteoporosis is a "silent disease" that costs the U.S. healthcare system over $16 billion annually. Medicare is currently scrutinizing methods to lower the costs of fighting this largely preventable disease through point-of-care testing of "at risk" patients with fragility fractures. We believe that convenient, low-cost methods of screening and diagnosing will become increasingly desirable as hospitals comply with recent initiatives directing them to test for and treat this insidious disease.

The OsteoGram(R) is marketed in both film-based and DICOM (Digital Imaging and Communications in Medicine) formats. The film-based version utilizes a standard hand x-ray film that is digitized on a desktop scanner. The image is then analyzed on a personal computer by means of the patented OsteoGram(R) software. This system is marketed to small hospitals, clinics and physician's offices. The DICOM OsteoGram(R) was developed to take advantage of the growing market for digital x-ray equipment. DICOM is the information standard that allows digital imaging equipment to interconnect, enabling clinicians to readily move, archive and retrieve images over networks. By residing on the workstations of these advanced digital systems, the OsteoGram(R) software can automatically capture and analyze images directly from either the x-ray equipment or the network We license our DICOM OsteoGram software to manufacturers and distributors of DICOM x-ray and PACS equipment.

For the quarter ended June 30, 2004 we continued to focus on the implementation of our DICOM OsteoGram(R) strategy. Our development team completed the integration of the OsteoGram(R) software into the computed radiography (CR) platform of Orex Computed Radiography Inc., and the product was released for sale. Located in Yokneam, Israel and Auburndale, MA, Orex is a developer of digital (i.e., filmless) x-ray systems. Orex has a distribution agreement with the Medical Solutions Group of Siemens, LTD., China, and we attended ChinaMed in April to officially launch the DICOM OsteoGram in conjunction with these two partners. Our technicians subsequently trained a select number of Siemens sales representatives in Beijing.

During May 2004 we installed the first two DICOM OsteoGram systems in hospitals near Shanghai. These two systems were integrated into a market-leading CR workstation, and we received positive preliminary feedback. Our Shanghai distributor continues to work closely with one of the world's largest marketers of digital imaging systems, and we expect that these two trial installations will generate continuing demand for our products.

In addition, we continue to work directly with a number of manufacturers of digital radiography platforms to structure domestic and global agreements to integrate our software into their workstations and network servers. Integrating our software is a complex task, and full automation requires intimate knowledge of each manufacturer's proprietary operating software. We have demonstrated our ability to seamlessly integrate the OsteoGram into several manufacturers' platforms, and we hope to negotiate licensing agreements as a result of our efforts.

Our ECG business grew this quarter as new correctional accounts came on line. We successfully bid our services to a number of state correctional departments, and one of our partners that provides correctional health care services was awarded a state bid that included our CardioGram as part of their package. In addition, we selected ECG market leader, Schiller AG, as our partner for new ECG terminals. As part of our agreement with Schiller, we will acquire a new Schiller server system that will enable us to accept transmissions over the Internet. This will allow us to enter the international markets, where the cost of telephone transmission was previously prohibitive. We believe that an overread by a U.S. based cardiologist could be a value-added service in those countries where cardiologists are not readily available.

RECENT  EVENTS
--------------

On  December  23,  2003,  we  entered into an Investment Agreement with Dutchess
Private Equities Fund, also referred to as an Equity Line of Credit. That agreement provides that, following notice to Dutchess, we may sell to Dutchess up to $5 million in shares of our Common Stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of our Common Stock during the five day period following that notice. The number of shares that are permitted to sell pursuant to the Investment Agreement is either: (A) two hundred percent of the average daily volume of our Common Stock for the ten trading days prior to the applicable sale notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day we issue the notice, or (B) $25,000; provided that in no event will the sale be more than $1,000,000 with respect to any single sale.

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

On June 15, 2004, we entered into a six-month agreement with CEOcast, Inc. (the "Consultant") an investor relations company. Such agreement is terminable at any time after three months. During the term of this Agreement, we will pay the Consultant $7,500 per month and 250,000 shares of Common Stock. 125,000 of such shares were issued to the Consultant on July 20, 2004 and the remaining 125,000 shares are to be issued on September 14, 2004, if the Agreement has not been terminated.

RESULTS  OF  OPERATIONS
-----------------------

Revenues from ECG operations increased by 3% for the third quarter of fiscal 2004 to $421,000 from $408,000 for the same period in fiscal 2003, due to the acquisition of new correctional facility accounts, and for the nine months ended June 30, 2004 decreased by 2% to $1,255,000 from $1,276,000 for the same period in fiscal year 2003 mostly due to lower sales of ECG equipment replacing rentals. Revenues from the OsteoGram(R) sales and services for the third quarter of fiscal 2004 increased by 110% to $42,000 from $20,000 due to initial shipments of the DICOM version of the product, and for the nine months ended June 30, 2004 increased by 50% to $129,000 from $86,000 for the same period in fiscal 2003 due to initial orders from new international distributors, repeat orders from Asian customers and the first DICOM shipments to the Czech Republic and China.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold and OsteoGram(R) systems sold. Costs of services of ECG for the third quarter of fiscal 2004 increased by 11% to $129,000 from $116,000 for the same period in fiscal 2003, and for the nine months ended June 30, 2004, increased by 4% to $372,000 from $359,000 for the same period in fiscal 2003, mostly due to increased demand for overread services and restocking of raw materials to refurbish ECG machines provided to newly contracted facilities. Cost of goods sold of ECG for the third quarter of fiscal 2004 decreased by 26% to $14,000 from $19,000, and for the nine months ended
June 30, 2004 decreased by 22% to $47,000 from $60,000 for the same period in fiscal 2003, primarily due to lower sales of ECG equipment. The cost of goods sold for OsteoGram(R) remained the same for the third quarter of of fiscal years 2004 and 2003, and for the nine months ended June 30, 2004 decreased by 33% to $6,000 from $9,000 for the same period in fiscal 2003, primarily due to recent sales that do not include computer hardware.

Selling expenses for the third quarter 2004 increased by 8% to $68,000 from $63,000, mostly to the increased travel expenses related to product launch and training in China, and for the nine months ended June 30, 2004 decreased by 18% to $170,000 from $207,000 for the same period in fiscal 2003, primarily due to decreased marketing communication and trade show related expenses.

General and administrative expenses for the third quarter of fiscal 2004 increased by 25% to $231,000 from $185,000 in fiscal 2003, and for the nine months ended June 30, 2004 increased by 7% to $747,000 from $699,000 for the same period in fiscal 2003, due to increased expenses related to regulatory compliance and cash payment to our Directors that previously were accepting stock in lieu of cash.

Research and development costs for the third quarter of fiscal 2004 increased by 6% to $56,000 from $53,000 in fiscal 2003, and for the nine months ended June 30, 2004 increased by 3% to $164,000 from $160,000 for the same period in fiscal 2003 due to salary adjustments.

Interest income for the third quarter of fiscal 2004 decreased by 33% to $4,000 from $6,000, and during the nine months ended June 30, 2004 decreased by 35% to $13,000 from $20,000 for the same period in fiscal 2003, primarily due to decreased investments in marketable securities and reduced interest income from such investments.

Other miscellaneous income was $17,000 for the third quarter of fiscal 2004, $45,000 for the nine months ended June 30, 2004 and none for the same period in fiscal 2003 due to the reversal of a reserve related to a property tax assessment dispute that was settled in our favor.

Net loss for the third quarter of fiscal 2004 decreased by 17% to $40,000 from $48,000, and for the nine months ended June 30, 2004 decreased by 29% to $180,000 from $255,000 for the same period in fiscal 2003, primarily due to increased OsteoGram (R) sales.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

At June 30, 2004, we had approximately $232,000 in cash and marketable securities, as compared to a balance of $247,000 at September 30, 2003, a net decrease of $15,000 primarily due to cash used in operations. Purchases of property, plant and equipment used $11,000 in the quarter ended June 30, 2004.

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

We have historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. We raise funds through the sale of Common and Preferred stock issuances and proceeds from the exercise of stock options and warrants.

PLAN  OF  OPERATIONS

We anticipate that our cash flow from operations, available cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, in certain circumstances we may need to raise additional capital in the future, which might not be available on reasonable terms or at all. If we raise additional capital we will probably do it through our $5,000,000 equity line of credit recently established with Dutchess Private Equities Fund (see "Recent Events"). Failure to raise capital when needed could adversely impact our business, operating results and liquidity. If additional funds are raised through the issuance of equity or convertible securities, the percentage of ownership of existing stockholders will be reduced. Furthermore, some equity and convertible securities might have rights, preferences or privileges senior to our Common Stock. Our Common Stock is currently traded on the over-the-counter (OTC) bulletin board, which makes it more difficult to raise funds through the issuance of equity or convertible securities because of our Common Stock is thinly traded and those who wish to sell shares of our Common Stock may have difficulty locating buyers. We cannot assure you that such additional sources of financing will be available on acceptable terms, if at all.

Our primary capital resource commitments at June 30, 2004 consist of capital and operating lease commitments, primarily for office equipment and for our corporate office facility.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

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

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING.

There was no change in our internal control over financial reporting during our third quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                     PART II
OTHER  INFORMATION


Item  1.        LEGAL  PROCEEDINGS

                     None

Item  2.        CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the fiscal quarter ended June 30, 2004, the Company issued an aggregate of 684,726 shares of Common Stock, of which 394,027 shares were exercise of stock options by directors as set forth in the table below and 290,699 shares of which were sold to Dutchess Private Equities Fund at price ranging form $0.16 and $0.21. All sales were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. All proceeds received were added to the Company's working capital.




                   GRANT      GRANT          EXERCISE   EXERCISE  OPTIONS    OPTION   AGGREGATE
DIRECTORS          DATE       TYPE           DATE       TYPE      EXERCISED  PRICE    OPTION COST

PLAN:              1992 STOCK OPTION PLAN
Robert Stuckelman  8/15/2001  Non-Qualified  6/24/2004  Cash         66,667  $  0.14  $   9,333.38
PLAN TOTALS                                                          66,667           $   9,333.38

PLAN:              2003 STOCK INCENTIVE PLAN
John D. Minnick .  2/11/2003  Non-Qualified  6/23/2004  Cash         85,729  $  0.08  $   6,858.32
John D. Romm. . .  2/11/2003  Non-Qualified  6/24/2004  Cash         91,631  $  0.08  $   7,330.48
Stuart Silverman.  2/11/2003  Non-Qualified  6/24/2004  Cash        150,000  $  0.08  $  12,000.00
PLAN TOTALS                                                         327,360           $  26,188.80

GRAND TOTALS                                                        394,027           $  35,522.18


Item  3.        DEFAULTS  UPON  SENIOR  SECURITIES

                     None

Item  4.         SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

                     None

Item  5.         OTHER  INFORMATION

                     None

Item  6.         EXHIBITS  AND  REPORTS  ON  FORM  8-K
(a)  Exhibits

NUMBER          DESCRIPTION  OF  EXHIBIT
-------------          -------------------------------------

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


          (b)  Form  8-K  -None  during  the  period  of  this  Report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMPUMED, INC.

                                  (Registrant)
                                  ------------



Date  August  13,  2004     By:  /s/  John  G.  McLaughlin
                                 -------------------------
                                 John  G.  McLaughlin
                                 President  and  Chief  Executive  Officer
                                (Chief  Executive  Officer)

Date  August  13,  2004     By:  /s/  Phuong  Dang
                                 -----------------
                                 Phuong  Dang
                                 Controller  (Principal  Financial  and
                                 Accounting  Officer)