Form 10KSB
period 2004-09-30
COMPUMED INC
filed 2004-12-29
CIK 700998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     FOR  THE  FISCAL  YEAR  ENDED  SEPTEMBER  30,  2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
     FOR  THE  TRANSITION  PERIOD  FROM           TO
                                       ----------   ----------

                  COMMISSION  FILE  NUMBER          0-14210


                                 COMPUMED,  INC.
                              ---------------------
                 (Name  of  Small  Business  Issuer  in  Its  Charter)

                  DELAWARE                    95-2860434
   -----------------------------          --------------------
  (State  or  Other Jurisdiction of              (I.R.S.
    Incorporation  or  Organization)       Employer  Identification  No.)

   5777  WEST  CENTURY  BLVD.,  SUITE  1285,  LOS ANGELES, CA        90045
   ----------------------------------------------------------     ----------
      (Address  of  principal  executive  offices)                (Zip Code)

                                 (310)  258-5000
                ------------------------------------------------
                           (Issuer's Telephone Number)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $.01 PAR VALUE

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. [X] YES [ ]NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State  the  issuer's  revenues  for  its  most  recent  fiscal year: $1,856,000.

As of November 30, 2004, 20,227,238 common shares were outstanding and the aggregate market value of the common shares (based upon the average bid and asked prices on such date) of the Issuer held by non-affiliates was approximately $6,877,261.

Transitional  Small  business  issuer  Format:  [  ]  YES  [X]  NO


  TABLE  OF  CONTENTS
PART  I                                                                     PAGE

Item  1     Description  of  Business                                          2
Item  2     Description  of  Property                                          9
Item  3     Legal  Proceedings                                                 9
Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders        9

PART  II

Item  5     Market  For  Common  Equity  and  Related  Stockholder  Matters    9
Item  6     Management's  Discussion  and  Analysis  or  Plan  of  Operation  10
Item  7     Financial  Statements                                             14
Item  8     Changes  in  and  Disagreements  with  Accountants on
            Accounting and Financial  Disclosure                              14
Item  8A    Controls  and  Procedures                                         14

PART  III

Item  9     Directors,  Executive  Officers,  Promoters  and  Control
            Persons; Compliance  With  Section  16(a)  of  the  Exchange  Act 14
Item  10    Executive  Compensation                                           16
Item  11    Security  Ownership  of  Certain  beneficial  Owners  and
            Management And  Related  Stockholder  Matters                     17
Item  12    Certain  Relationships  and  Related  Transactions                18
Item  13    Exhibits                                                          18
Item  14    Principal  Accountant  Fees  and  Services.                       20
           Signatures.                                                        20
           Financial  Statements                                             F-1


                                     PART I
                                     ------

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

We are a developer of Computer Aided Diagnostic (CAD) solutions for the healthcare industry that provides medical imaging software solutions and remote, computer-aided interpretation of electrocardiograms. Our two main products are the OsteoGram(R) and CardioGram systems. The OsteoGram(R) is our proprietary image processing software that utilizes either digital or film-based x-rays of the hand to screen, diagnose and monitor osteoporosis, a disease that affects more than 200 million people worldwide. The CardioGram consists of computer-aided telemedicine services that offer on-line interpretation of electrocardiograms to physicians, government and corporate healthcare providers. We incorporated in the State of Delaware on July 21, 1986.

Recent  Events

During fiscal 2003, we altered the strategic direction for the OsteoGram(R) product, and throughout fiscal 2004 we implemented our new strategy. We believe that the future of our OsteoGram(R) technology is in the development of medical software applications for digital (filmless) imaging equipment, which is a high growth segment of the medical imaging field. The Digital Communications and Imaging in Medicine (DICOM) standards-based version of the OsteoGram(R) is our first product in this emerging arena. Although we believe that the underlying technology for the OsteoGram(R) can be applied to disease states beyond osteoporosis, we continue to maintain our focus on the manageable market segment of this bone disease. Our research and development team devoted the majority of their time this fiscal year becoming skilled at integrating our software application into several digital imaging platforms. As our knowledge base increased, we have become more adept at the integration process, and we expect to adapt our software to many more DICOM platforms in fiscal 2005. We also expect that numerous licensing agreements for our software will come to fruition, as imaging equipment manufacturers realize the value of placing an added reimbursable procedure for a prominent disease onto their workstations. A derivative of our integration efforts is the design and development of two new OsteoGram(R) products, the OsteoGram CADKit and the OsteoGram CADServer , both of which are add-on hardware for digital imaging equipment and networks. These products will house the current OsteoGram(R) software plus our future applications for arthritis, scoliosis, vertebral fracture assessment and software for screening osteoporosis on digital mammography equipment. We have also expanded our international distribution through country-specific distributors, and as we conclude the requisite work for obtaining our CE Mark, our distributors are preparing to launch the OsteoGram(R) in their respective countries. A CE Mark is the regulatory approval for the European Union and its related countries.



THE  OSTEOGRAM(R)

General

The OsteoGram(R) is a medical image processing system that enables healthcare providers to screen, diagnose and monitor osteoporosis using conventional, film-based hand x-rays or digital images from filmless x-ray equipment. Osteoporosis is diagnosed by measuring bone mineral density. A low bone mineral density is indicative of the disease. The OsteoGram(R) is based on a bone mass measurement technique called radiographic absorptiometry(RA), which was cited in the recent Surgeon General's report on bone disease. Radiographic absorptiometry uses a conventional x-ray of the hand, scanned at high resolution, to measure bone density. The radiographic absorptiometry technique not only measures bone mass, but also the cortical thickness of bones. Recent studies affirm the importance of cortical thickness as an additional measure of bone strength and overall fracture risk. Our development team is working diligently to add cortical thickness measurement to the existing OsteoGram(R) report, and we filed a provisional patent application to protect our intellectual property in this area.

In  May  1999,  we  received  clearance  from  the  United  States Food and Drug
Administration to market an automated version of the OsteoGram(R) software for use as a stand-alone product by physicians. We are currently launching the Digital Imaging and Communications in Medicine(DICOM) or digital version of the product. Using digital or film-based x-ray equipment, two posterior-anterior views of the left-hand fingers are taken with an aluminum alloy reference wedge in each exposure. The calibration wedge is used to adjust for any differences among x-ray equipment, exposures and other variables. In the case of the film-based version of the OsteoGram(R) , the developed film is scanned with a high-resolution desktop scanner, and the OsteoGram(R) software analysis program rapidly produces an accurate and precise bone mineral density report. With a filmless x-ray system the digital image is captured on a workstation for analysis. We developed the DICOM-compliant version of the OsteoGram(R) in fiscal 2003 for use on filmless systems, which have become a high growth segment in the medical imaging market. DICOM is the industry-consortium established information standard that allows the new generation of digital medical imaging equipment to interconnect.

The foremost market opportunity that we have identified for our OsteoGram(R) is the market for filmless x-ray systems. Our application can reside on a workstation, just like Microsoft(R) Word on a personal computer. There is no need for expensive, dedicated equipment or redundant computers. Clinicians can launch the OsteoGram(R) application and diagnose osteoporosis at the same time an x-ray is taken for a bone fracture, making it far easier to implement and use than expensive dual x-ray absorptiometry equipment that requires a dedicated room and specially trained technicians who are usually not available around the clock.

Strategic  Partnerships

Distribution is a key component of our OsteoGram(R) strategy. Our number one goal is to establish distribution and product development partnerships with the major manufactures of digital imaging platforms and network servers. To make progress toward this goal, we signed a licensing agreement with Orex Computed Radiography in early fiscal 2004. Orex is a leader in the low end of the computed radiography (CR) market, and we believe our development and marketing efforts with Orex will pave the way for future initiatives with other players in the field, including those that manufacture direct radiography (DR) platforms that represent opportunities for us at the high end of the market. In addition to Orex, we signed agreements with orthopedic network providers Medstrat and eTrauma. These two companies also distribute computed radiography and direct radiography equipment, and we now believe that any success in their market will come from the bundling of our product on the radiography platform itself, not the network. Although we are disappointed by the rate of progress in commercializing the DICOM OsteoGram(R) , we have met little resistance from our potential partners as to the validity of our market plan.

A second part of our strategy is to utilize experienced imaging distributors both in the domestic and international market. To support the efforts of these distributors we are developing two product line extensions that are designed mainly for the after-sale market. The OsteoGram CADKit and OsteoGram CADServer are plug-and-play hardware products that will contain the OsteoGram(R) and future applications utilizing the underlying OsteoGram(R) technology. These two products will allow the distributor to easily sell and install our applications onto the growing base of filmless x-ray equipment, including digital mammography platforms.

Our efforts in the international arena continue. Rather than build our own global sales force, we use existing distribution channels that include a mix of manufacturers' direct sales representatives and local distributors. During fiscal 2004, we added distributors in the United Kingdom, Czech Republic, Italy, Benelux, Austria, Pakistan, and Croatia. Our distributors in the European Union are awaiting the issuance of our CE Mark to initiate sales, and we anticipate their contribution. The member countries to the European Union are of particular interest, since their conversion to filmless x-ray systems is far ahead of the U.S. market. In order to enter the European Union we will need to have a CE Mark, indicating that we have conformed to all the regulatory obligations required by European Union legislation. We expect to complete this process in early fiscal 2005. The Chinese market has been a disappointment in fiscal 2004. We experienced a slowing of sales for our older, film-based unit; however, we laid the groundwork for the introduction of our DICOM version of the OsteoGram by expanding distribution to include Siemens AG, Orex's local partner. In addition, we installed two prototypes of our new OsteoGram CADKit in hospital accounts in China. The units are functioning well and customer satisfaction is at a high level.

Research  &  Development

Fiscal 2004 was a demanding year for our development team, as they focused on integrating our OsteoGram(R) software onto a number of digital platforms. Our licensing agreement with Orex Computed Radiography stipulated that we conduct a clinical trial to establish correlation between our film-based and Digital Communications and Imaging in Medicine (DICOM) versions of the OsteoGram, which proved to be excellent). The complete integration of our software onto the Orex computed radiography platform followed the trial, and the two development teams integrated our software in a fully automated fashion. This process involved a steep learning curve; however, we are now proficient in the technicalities of the integration process. As fiscal 2004 progressed, we integrated the OsteoGram(R) onto other digital platforms, including the two previously mentioned in China. It is noteworthy that the two Chinese installations were completed on a well-known manufacturer's equipment with only the help of the local customer. We believe this validates our OsteoGram CADKit strategy, in which local distributors can address the after-sale market without assistance from the manufacturer.

We continue to invest in research and development efforts for the OsteoGram(R) technology by planning new applications and filing key patents to protect our intellectual property rights. Progress with new applications has been slow, given the high priority of integrating and marketing our osteoporosis software on existing filmless platforms. Recent publications in the rheumatoid arthritis field indicate that we may not be required to develop as sophisticated a product as we originally had designed to follow progression of disease. We plan to investigate the new requirements and may elect to speed completion of the arthritis application for use in clinical drug trials.

Osteoporosis

Osteoporosis is a disease characterized by low bone mass and structural deterioration of tissue leading to bone fragility and an increased susceptibility to fractures of the hip, spine and wrist. While there is increased global awareness of osteoporosis, the disease is under-diagnosed and under-treated.

According to the International Osteoporosis Foundation, osteoporosis affects more than 200 million people worldwide, 80% of which are women. Osteoporosis is a major public health threat for 44 million Americans, and the disease costs the U.S. healthcare system in excess of $17 billion annually, compared to breast cancer at $6 billion. In fact, more people die as a result of osteoporosis-related fractures each year than die from breast cancer.

In July 2002, the National Institute of Health halted a large, in-progress study examining the effects of hormone replacement therapy. The study, which was one of the five major studies that comprise the large clinical trial called the Women's Health Initiative, was discontinued because the hormones appeared to increase a woman's risk of breast cancer as well as heart disease, blood clots and stroke. This news caused the medical community to question one of the long-accepted practices in the treatment of female menopausal symptoms. Hormone replacement therapy is known to protect women against bone loss; however, the negative implications of increased heart disease, stroke and cancer were largely unknown. Subsequently millions of women discontinued hormone replacement therapy, which increased concern about bone loss. As a result, there was an increased awareness of bone mineral density testing and testing methods.

Following the Women's Health Initiative announcement, the U.S. Preventative Services Task Force published its own recommendations that women over the age of 65 be tested for osteoporosis. Soon afterwards the National Osteoporosis Foundation reaffirmed their more comprehensive recommendations for osteoporosis testing. In July 2003 the American Association for Orthopaedic Surgeons posted a policy statement on their web site urging their members to test for underlying bone disease when presented with a fragility fracture. In addition, Medicare is enacting a new measure encouraging health care providers to test for osteoporosis when a fracture is diagnosed. Failure to test or treat osteoporosis may have negative implications for a hospital's accreditation.

We believe that the global awareness of osteoporosis is increasing, and that there is a resurgence of interest in bone mineral density testing as a result of the increased publicity. We also believe that osteoporosis testing is a significant public health care issue that can best be dealt with in a routine manner at a point-of-care care setting.

Competition-OsteoGram(R)

Bone mineral density measurements are the primary methods used to assist physicians in detecting osteoporosis. Bone mineral density is measured by passing x-ray beams or ultrasound through bone and determining how much energy the bone absorbs.

Dual x-ray absorptiometry (DXA) is currently the mostly widely used osteoporosis detection technology, with a worldwide installed base of approximately 16,000 units according to Lunar News, Summer 2000. The DXA market is divided into "whole-body" machines, which are designed to measure bone mass and density at a variety of skeletal sites (primarily the hip and spine), and "peripheral" machines, which measure bone mass and density at appendicular sites (forearm, hand or heel).

The leading manufacturers of whole-body DXA scanners include General Electric's Lunar Division (U.S.) and Hologic, Inc. (U.S.), which together command most of the worldwide DXA market. The leading manufacturers of peripheral DXA machines are General Electric, Hologic, Norland, Osteometer (a Danish subsidiary of OSI Systems, U.S.), and Schick Technologies, Inc. Whole body DXA products typically cost from $70,000-$150,000 and require continued maintenance during their lifetime. They also require specially trained technicians, who must be licensed in most states, and who are not available on a 24-hour, 7 days a week basis.

We experience extensive competition for the OsteoGram(R) from companies that offer DXA machines, primarily because they are considered the "gold standard" for measuring bone mineral density and have a large installed base worldwide. We compete by offering cost effective testing and a product with a unique digital format. The OsteoGram(R) was developed to enhance the use of existing radiological equipment for generating bone mineral density reports comparable to tests performed on the expensive, dedicated DXA equipment generally found in hospitals and specialty practices.

Other competition for the OsteoGram(R) comes from less accurate ultrasound and other peripheral devices. Our competition also uses single-energy x-ray absorptiometry, quantitative computed tomography, peripheral quantitative computed tomography, and radiographic absorptiometry(RA). All radiographic techniques in use today have been validated through extensive clinical studies and are currently approved in the U.S. for Medicare reimbursement. We employ radiographic absorptiometry technology because of its accuracy, ease of use and relative low cost.

Quantitative  Computed  Tomography.  Quantitative  computed  tomography  (QCT)
-----------------------------------
utilizes existing computed tomography (CT or CAT) scanners that have been upgraded with specialized software, while peripheral quantitative computed tomography (pQCT) utilizes specialized peripheral computed tomography equipment. QCT and pQCT are expensive to perform and require a high degree of expertise to operate properly. In addition, the radiation dose of QCT is remarkably high compared to the OsteoGram(R) process.

Quantitative  Ultrasound.  Quantitative ultrasound (QUS) bone densitometers were
-------------------------
introduced in the early 1990s, and they are widely available. General Electric Lunar and Hologic are leaders in the ultrasound market segment; however, the market also includes numerous regional manufacturers such as Myriad and Sunlight (Israel), IGEA (Italy) and McCue (Great Britain). We believe that there are now approximately 10,000 QUS machines installed worldwide. QUS has Food and Drug Administration clearance for screening in the U.S., but unlike the OsteoGram(R), is not recommended by the National Osteoporosis Foundation for diagnosis.

To our knowledge, the only manufacturer using radiographic absorptiometry, other than us, is Alara, Inc. (U.S.). In 2000, the Food and Drug Administration approved Alara's self-contained, tabletop system that performs digital radiographic absorptiometry of the hand. We believe Alara is currently focused on developing computed radiography systems.

Biochemical  Marker  Tests.  Biochemical  Marker Tests that measure the level of
---------------------------
bone metabolic substances present in the blood or urine were introduced in the 1990s. There is no clear consensus yet on the appropriate use of these technologies, since they only measure the rate of bone loss, not bone density. Although their role in monitoring the effect of drug therapy may grow, their use at the present time is limited. Manufacturers of biochemical marker tests include Quidel, Inc. (U.S.) and Ostex International, Inc., a division of Inverness Medical Innovations, Inc. (U.S.).

Our existing and potential competitors consist principally of companies that have substantially greater financial, technical, marketing, distribution and other resources, greater current market penetration and longer-standing relationships with customers than us. We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including the price, quality and performance our products and those of our competitors. Other factors include the timing and success of our new product introductions and our competitors, the development of technical innovations, the number and nature of our competitors in a given market, and general market and economic conditions. We may not be able to compete successfully in the future.

ELECTROCARDIOGRAM  SERVICES

General

We have been a supplier of telemedicine services, establishing one of the nation's largest telecommunications networks for processing electrocardiograms on a real time basis, for nearly twenty years.

Using our customized electrocardiogram terminal, an electrocardiogram is acquired from a patient, telecommunicated to our central computers, analyzed and received back on the electrocardiogram terminal where the electrocardiogram trace and computer interpretation are printed- all within three minutes. If necessary, we can provide an "overread" by a cardiologist and return the results within an hour. We bill for this service on a per-use basis, and we sell a full range of electrocardiogram supplies including electrodes, recording paper, gel, and patient cables.

Electrocardiogram analysis services are available to end-users 24 hours a day, seven days a week. Our computer laboratory is staffed or on-call at all times and has been recently upgraded to provide additional features and faster turn around time for "overreads" by replacing telephone requests with electronic notification.

We currently provide electrocardiogram equipment and services to over 500 government and corporate healthcare facilities, clinics, and hospitals nationwide. Our customers include physicians, correctional healthcare facilities, ambulatory surgery centers, clinics, rural hospitals, occupational health facilities, and behavioral health facilities.

Electrocardiogram terminals are available for purchase, rental or lease, and transmission fees are charged on a per-use basis. Customers who choose to purchase an electrocardiogram terminal are charged either hardware maintenance fees or repair fees for maintaining and repairing the equipment.

During fiscal 2004 we selected Schiller AG to provide us with a new, Internet-ready server and customized electrocardiogram terminals. Schiller is the global market leader in electrocardiogram equipment. The Schiller system is the state-of-the-art in remote interpretation severs, and we expect that this system will handle our needs for the next few years. The Internet-ready capability of the Schiller system will enable us to accept transmission over the Internet, which will allow us to explore the international business for remote interpretation. We believe the ability to immediately transmit an electrocardiogram to an American cardiologist is a desirable feature that may expand our market reach outside of the United States. In addition, as our relationship with Schiller expands, we expect to collaborate with them in the development of new product offerings and the expansion into new global markets.

Marketing  -  Electrocardiogram  Services

During fiscal 2004 our goal was to capture 100% of the state correctional contracts up for bid. We are pleased that we accomplished that goal by renewing long-term contracts with New York and Oklahoma, plus winning the state of California bid. In addition, we worked with our marketing partner, Wexford Health Sources, to win the New Mexico correctional bid. The New York Department of Corrections bid is noteworthy, since the contract called for the outright purchase of more than 90 new Schiller terminals, a short-term revenue increase we can expect in early fiscal 2005. As we bring our new Schiller system on line, we will initiate shipments of new electrocardiogram terminals to customers in New York. Our older 507 units will be returned to us for refurbishing and subsequent marketing to customers that are price sensitive in nature. The Internet compatibility of the Schiller system enables us to enter the international markets, where the cost of a phone connection previously was a barrier to entry. We look forward to exploring several potential business models for expansion of our business outside of the United States, likely with some of our current distributors that have expressed interest. In addition, the growing market for automated electrocardiogram interpretation for clinical drug trials remains an opportunity for investigation.

We target our sales efforts for electrocardiogram products and services toward physicians, correctional healthcare facilities, ambulatory surgery centers, rural hospitals and occupational health facilities located throughout the U.S. We maintain a long-standing customer base with contracts for services generally extending between one to five years. New customers are generated mostly by our direct sales efforts. We advertise in trade journals and attend national medical conventions as needed to generate leads for selling our services, equipment and supplies.

Competition  -  Electrocardiogram  Services

Our primary competitors are the Laboratory Corporation of America, Biomedical Systems, Inc. and Covance, Inc. These companies all offer electrocardiogram terminals that provide electrocardiogram interpretation and data storage services at a central location. We estimate that our centralized electrocardiogram analyses constitute less than 1% of the total number of electrocardiograms taken each year in the U.S.

The overall domestic electrocardiogram market is mature. However, we believe that the demand for the centralized electrocardiogram services that we provide may increase due to the trend toward decentralized diagnostic testing with central interpretation and data storage, especially in clinical drug trials, where the federal government is likely to approve more automated procedures. The principal methods under which we compete are service, ease-of-use, and price.

Our existing and potential competitors consist principally of companies that have substantially greater financial, technical, marketing, distribution and other resources, greater current market penetration and longer-standing relationships with customers than us. We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including the price, quality and performance our products and those of our competitors. Other factors include the timing and success of our new product introductions and our competitors, the development of technical innovations, the number and nature of our competitors in a given market, and general market and economic conditions. We may not be able to compete successfully in the future.

Assembly,  Repair  and  Customer  Service

We repair and maintain most of the electrocardiographs rented, leased or sold to our customers. All repair and assembly operations are conducted at our headquarters in Los Angeles. Our internal customer service staff handles customer equipment and training problems, and our customer service department handles initial installation and set-up, usually over the telephone.

GOVERNMENT  REGULATION

The Centers for Medicare and Medicaid Services approve diagnostic tests for reimbursement by Medicare. The OsteoGram(R) is approved for reimbursement by Medicare as a centralized laboratory test and as a stand-alone system. Government regulations may change at any time and Medicare reimbursement for the OsteoGram(R) test, as well as for other bone mineral density tests, may be withdrawn or reduced. Furthermore, other forms of testing for bone mineral density as an indicator of osteoporosis have been or may be approved for reimbursement, which may reduce our market share or profit margins for these services.

Our OsteoGram(R) test and automated software have been cleared by the Food and Drug Administration for use and sale. In addition, the OsteoGram(R) is approved for use in China, Korea, and a number of other countries. The OsteoGram(R) software is subject to regulation as a medical device. Our electrocardiogram computer interpretation services are also regulated by the Food and Drug Administration and are compliant.

PATENTS  AND  PROPRIETARY  RIGHTS

The U.S. Patent and Trademark Office awarded us our first OsteoGram(R) patent in June 2001 with a duration of 20 years. The patent covers twenty aspects of method and apparatus for determining bone mineral density. In April 2004 we were awarded a second patent with a duration of 20 years, which includes twenty-four claims covering image processing and bone segmentation technology.

In July 2004, we filed final action on a provisional U.S. patent application for our Digital Communications and Imaging in MedicineDICOM version of the OsteoGram(R) product, which we believe will be a key patent in our field. We are unaware of any other patent to utilize standard or digital x-ray equipment and a DICOM image to evaluate bone mineral density and bone degenerative disease. In September 2004, we filed final action on an additional provisional U.S. patent application on a method to determine the percentage cortical versus trabecular bone utilizing a DICOM image. This is important, since many clinicians are turning their attention to bone microstructure for a more precise diagnosis and prediction of fracture risk. Dual x-ray absorptiometry (DXA) technology, which is considered the "gold standard" in bone mineral density testing, is unable to distinguish between cortical and trabecular bone. We believe that our ability to assess bone quality and other emerging parameters will help us to compete effectively with DXA, as clinicians become more aware of fracture risk assessment using parameters beyond bone mineral density.

In  September  2004  our  technical  staff  presented  an  abstract on the DICOM
OsteoGram at the annual meeting of the American Society of Bone Mineral Research, one of the most prestigious organizations in the field. The abstract validated the strong correlation between the film-based OsteoGram(R) and the DICOM version on the Orex computed radiography platform.

The OsteoGram(R) trademark has been our registered trademark since July 2, 2002. We have filed for trademark protection for the OsteoClick, our remote, pay-per-use system utilizing the OsteoGram(R) software positioned on a central server.

EMPLOYEES

As of September 30, 2004, we had 13 full-time and 1 part-time employee, in addition to our network of independent sales representatives and distributors. None of our employees is represented by a labor union and we have experienced no work stoppages. We consider our relations with our employees to be good. We also retain consultants from time to time when necessary. Independent cardiologists are retained for electrocardiogram "overreads" on a per-diem basis.

RESEARCH  AND  DEVELOPMENT

Our research and development efforts in fiscal 2004 focused primarily on integrating our OsteoGram(R) software onto a number of digital platforms, including the computed radiography unit of Orex Computed Radiography. In addition to the integration efforts with Orex, we worked with their technical team to conduct a clinical trial to determine the correlation between our film-based and Digital Communications and Imaging in Medicine (DICOM) OsteoGram. This process involved a steep learning curve; however, we are now proficient in the technicalities of the integration process. As fiscal 2004 progressed, we integrated the OsteoGram(R) onto other digital platforms, including the two previously mentioned in China. It is noteworthy that the two Chinese installations were completed on a well-known manufacturer's equipment with only the help of the local customer. This validates our OsteoGram CADKit strategy, in which local distributors can address the after-sale market without assistance from the manufacturer.

We continue to invest in research and development efforts for the OsteoGram(R) technology by planning new applications and filing key patents to protect our intellectual property rights. Progress with new applications has been slow, given the high priority of integrating and marketing our osteoporosis software on existing filmless platforms. Recent publications in the rheumatoid arthritis field indicate that we may not be required to develop as sophisticated a product as we originally had designed to follow the progression of the disease. We plan to investigate the new requirements and may elect to speed completion of the arthritis application for use in clinical drug trials.

We are actively engaged in the development of potential diagnostic products based on the technologies covered by our first and second patents awarded by the U.S. Patent and Trademark Office in June 2001 and April 2004. Final action for additional patents to protect our arthritis application, DICOM OsteoGram and the software to determine the percentage of cortical versus trabecular bone were also filed in fiscal 2004. We expect that a portion of our future development costs will be funded by contracts with manufacturers and Small Business Innovation Research grants.

Our technical team invested considerable time and effort in selecting Schiller AG as our new electrocardiogram supplier that will enable us to compete effectively in the coming years. We intend to be an active partner with our new supplier in the product planning process, and our goal is to offer a number of electrocardiogram terminals with features that will appeal to both cost-conscious customers and those desiring the additional benefits of upgraded systems. The Schiller system will open up the international markets for our services, plus cut transmission costs. Additionally, upgraded systems will enable us to compete in the market for clinical drug trials and electronic medical records.

In fiscal 2004, we spent $217,000 in research and development, as compared to $216,000 in fiscal 2003. None of these costs were borne by our customers.

INSURANCE

We maintain liability insurance on our current products and are not aware of any claims based on the use or failure of our products that are expected to have material adverse effect on our operations or financial condition. Claims made in the future with respect to our products may not be successfully defended or our insurance may not be sufficient. Furthermore, liability insurance may not continue to be available to us on acceptable terms.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Our corporate office, computer center and warehouse facilities are located in 9,496 square feet in an office building located at 5777 West Century Blvd., Los Angeles, CA 90045. This facility is leased through August 2004 at a monthly rental of $9,577 per month during the first year with 3% annual increases in the ensuing lease years. We have the option to extend the lease term for an additional five years. This is a full service lease that includes utilities, maintenance and taxes on the property, janitorial and security service. We exercised our option to extend the lease for an additional year.

ITEM  3.  LEGAL  PROCEEDINGS

None

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to stockholders during the quarter ended September 30, 2004.

                                     PART II
                                     -------

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Our common stock is currently quoted on the over-the-counter bulletin board under the symbol "CMPD.OB". Prior to December 1, 1999, our common stock was listed on the NASDAQ National Market System. The following table sets forth the range of high and low bid prices for our common stock during the periods indicated. The prices set forth below represent inter-dealer prices, which do not include retail mark-ups and markdowns, or any commission to the broker-dealer, and may not necessarily represent actual transactions.

YEAR  ENDED SEPTEMBER 30, 2003
QUARTER ENDED:                         COMMON STOCK
------------------------------  -------------------------
                                    HIGH           LOW
                                -------------  ----------

December 31, 2002. . . . . . .  $     .23      $    .09
March 31, 2003 . . . . . . . .        .15           .07
June 30, 2003. . . . . . . . .        .18           .06
September 30, 2003 . . . . . .        .45           .09

YEAR  ENDED SEPTEMBER 30, 2004
QUARTER ENDED:                         COMMON STOCK
------------------------------  -------------------------
                                    HIGH           LOW
                                -------------  ----------

December 31, 2003. . . . . . .  $     .32      $    .26
March 31, 2004 . . . . . . . .        .23           .20
June 30, 2004. . . . . . . . .        .16           .15
September 30, 2004 . . . . . .        .22           .18

As of September 30, 2004, there were approximately 564 record holders of our common stock, which does not include common stock held in "nominee" or "street" name.

We have not paid cash dividends on our common stock since our inception. At the present time, we intend to follow a policy of retaining any earnings in order to finance the development of our business and do not anticipate paying cash dividends in the foreseeable future.

On November 30, 2004 the closing price of our common stock was $0.37. During the quarter ended September 30, 2004 we issued 632,000 shares of common stock to Dutchess Private Equities Fund, L.P. and had a net proceeds of $100,000.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis compares our results of operations for the year ended September 30, 2004 to the same period in 2003. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

CAUTIONARY  STATEMENT  CONCERNING  FORWARD-LOOKING  STATEMENTS

This Report on Form 10-KSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, product and service demand and acceptance, changes in technology, ability to raise capital, the availability of appropriate acquisition candidates and/or business partnerships, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, government regulation and other risks described in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

RESULTS  OF  OPERATIONS
-----------------------

FISCAL  YEAR  ENDED  SEPTEMBER  30,  2004  AS  COMPARED  TO  2003
-----------------------------------------------------------------

Total revenues for fiscal 2004 were $1,856,000 as compared to $1,811,000 in fiscal 2003, an increase of 2%. Our ECG services revenues during fiscal 2004 increased by 1% to $1,619,000 from $1,601,000, mostly due to increase of ECG Processing and Overread services. ECG product and supplies sales decreased by 34% in fiscal 2004 to $85,000 from $129,000 due to lower sales of equipment. During fiscal 2004, OsteoGram (R) revenues increased by 88% to $152,000 from $81,000. The increase was due to stronger demand in the international market.

Cost of ECG services for fiscal 2004 increased by 7% to $512,000 from $477,000 due to costs of refurbishing ECG machines to provide to newly acquired customers. Cost of goods sold of ECG for fiscal 2004 decreased by 33% to $59,000 from $88,000 for fiscal 2003, due to lower sales of ECG equipment due to the continuing trend toward equipment leasing in lieu of outright purchase. Cost of goods sold for OsteoGram (R) decreased by 13% during fiscal 2004 to $7,000 from $8,000 for fiscal 2003, since OsteoGram(R) sales to international distributors did not include computer hardware, which is normally purchased locally.

Selling expenses decreased by 15% for fiscal 2004 to $239,000 from $282,000 for fiscal 2003 mostly due to reduction in marketing activities associated with ECG.

General and administrative expenses in fiscal 2004 increased by 8% to $1,022,000 from $945,000 for fiscal 2003, due to reinstatement of cash compensation for Directors, increased investor relations related expenses.

Research and development costs increased slightly for fiscal 2004 to $217,000 from $216,000 for fiscal 2003.

Other miscellaneous income was $55,000 in fiscal 2004 and none in fiscal 2003 due to a property tax dispute that was settled in our favor.

Interest income decreased by 38% for fiscal 2004 to $16,000 from $26,000 for fiscal 2003 due to decreased investments in marketable securities and reduced interest income on such investments.

The net loss decreased by 27% to $275,000 for fiscal 2004 from $375,000 for fiscal 2003. The decrease is primarily due to increased sales activities for our OsteoGram(R) products.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

At September 30, 2004, we had approximately $227,000 in cash and marketable securities, as compared to a balance of $247,000 at September 30, 2003. The net decrease of $20,000 in cash and marketable securities is primarily due to losses from operations. During fiscal year 2004, purchases of property, plant and equipment increased to $82,000 from $9,000 for fiscal 2003, mostly due to the acquisition of the Sem@Net cardiology data management system from Schiller for interpretation services.

We have historically used existing cash and readily marketable securities balances to fund operating losses and capital expenditures. We had raised these funds in 1997 through 2000 through the placement of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants. During 2004, we raised $160,000 through the sale of 1,004,751 shares of common stock through a financial contract with Dutchess Private Equities Fund, LP.

We have incurred recurring losses and had net losses aggregating $650,000 in fiscal years ended September 30, 2004 and 2003. Our business strategy includes an increase in OsteoGram (R) sales through domestic and international marketing and distribution efforts, including partnerships with the manufacturers of digital imaging equipment. We intend to finance this business strategy by using our current working capital resources and cash flows from existing operations, including the electrocardiogram and OsteoGram (R) businesses, and from additional draws on our $5,000,000 equity line of credit with Dutchess Private Equities Fund, L.P.

We anticipate that our cash flow from operations, available cash and marketable securities will be sufficient to meet our anticipated financial needs for at least the next 12 months. However, we may need to raise additional capital in the future, which might not be available on reasonable terms or at all. Failure to raise capital when needed could adversely impact our business, operating results and liquidity. If additional funds were raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. Our common stock is currently quoted on the over-the-counter bulletin board, which will make it more difficult to raise funds through the issuance of equity securities. These additional sources of financing may not be available on acceptable terms, if at all.

Our primary capital resource commitments at September 30, 2004 consist of capital and operating lease commitments, primarily for computer equipment and for our corporate office facility.

We intend to pursue additional research and/or sub-contractor agreements relating to our development projects. Additionally, we may seek partners and acquisition candidates of businesses that are complementary to our own. These investments would be subject to our obtaining financing through issuance of debt or other securities. An acquisition may be dilutive to stockholders.

CAPITAL  COMMITMENTS

On June 15, 2004, we entered into a six-month agreement with CEOcast, Inc. an investor relations company. During the term of this Agreement, we will pay CEOcast $7,500 per month.

We lease our corporate offices at a monthly rental of $11,478 per month with 3% annual increase.
We entered into a long-term agreement with John McLaughlin effective November 2, 2002 through September 30, 2004. This agreement provides a base salary of $150,000 per year and a bonus up to $150,000 based on performance factors including revenue, profit and the accomplishment of certain key milestones. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of Common Stock at an exercise price of $0.20 per share upon acceptance of the agreement .

Each of our Directors receives an annual Board of Directors fee of $10,000, which is paid to each Director in equal monthly installments. The Chairman receives an additional $4,500. In addition to the Board of Directors fee, Directors receive an additional $750 per meeting when they serve as a member of the Executive, Audit or Compensation Committee. Such amount is reduced to $250 if the committee meeting is held by teleconference or on the same day as a board meeting.

FINANCING  ACTIVITIES

On February 25, 2004, we entered into an Investment Agreement and a Registration Rights Agreement with Dutchess Private Equities Fund, L.P., pursuant to which Dutchess agreed to purchase up to $5,000,000 of shares of our common stock over a three-year period. The purchase price of the shares of our common stock equals 95% the three lowest closing best bid prices of our common stock during the 5 days after we deliver a put notice to them.

MATERIAL  TRENDS  AND  UNCERTAINITIES

We are disappointed by the rate of progress in commercializing the Digital Communications and Imaging in Medicine (DICOM) OsteoGram, and we expect that our distribution partners will accelerate their efforts to incorporate our product into their sales training schedules in early fiscal 2005. The Chinese market has been a disappointment in fiscal 2004, mainly due to delays in a government sponsored program to bring osteoporosis testing to rural areas. We experienced a slowing of sales for our older, film-based unit; however, we laid the groundwork for the introduction of our DICOM version of the OsteoGram(R) by expanding distribution to include Siemens AG, Orex's local partner.

CRITICAL  ACCOUNTING  POLICIES
------------------------------

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of trade accounts receivable, impairment of long-lived assets, revenue recognition and deferred tax assets. We believe the following critical accounting policies require our more significant judgment and estimates used in the preparation of the financial statements.

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectability of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

We have a significant amount of property, equipment and intangible assets, including patents. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we review our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived and amortizable intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future operating cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their fair value.

We follow the provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), for revenue recognition. Under SAB 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured. In December 2003, the SEC issued Staff Accounting Bulletin
(SAB) No. 104, "Revenue Recognition" (SAB No. 104), which revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our results of operations, financial position or cash flows.

Income taxes are accounted for under the asset and liability method. Under this method, to the extent that we believe that the deferred tax asset is not likely to be recovered, a valuation allowance is provided. In making this determination, we consider estimated future taxable income and taxable timing differences expected to reverse in the future. Actual results may differ from those estimates.

NEW  ACCOUNTING  PRONOUNCEMENTS
-------------------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." The provisions of this standard apply to disposal activities initiated after December 31, 2002. The adoption of this standard did not have a material impact on the financial statements. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. This statement is effective for financial statements for fiscal years ending after December 15, 2002. SFAS No. 148 will not have any impact on our financial statements, as management does not intend to change to the fair value method.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN46) "Consolidation of Variable Interest Entities, and Interpretation of ARB 51." This interpretation addresses consolidation by business enterprises of certain variable interest entities (VIEs). The Interpretation as amended is effective immediately for all enterprises with interests in VIEs created after January 31, 2003. In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R), which clarified the provisions of FIN46 by addressing implementation issues. FIN 46R must be applied to all entities subject to the Interpretation as of the first interim quarter ending after March 15, 2004. The adoption of this interpretation did not impact the financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For these forward purchase and sale securities, SFAS No. 149 is effective for both new and existing securities after June 30, 2003. Management does not expect adoption of SFAS No. 149 to have a material impact on our statements of earnings, financial position, or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective at the beginning of the first interim period beginning after June 15, 2003. We have no outstanding preferred stock mandatorily redeemable; however if and when we issue such stock, we will reclassify our redeemable preferred stock as a liability accordingly.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, the FASB issued FSP FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Act. The FSP is effective for interim or annual periods beginning after June 15, 2004. Since the company does not offer postretirement health care plans, the adoption of this Act did not impact the financial statements.

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements are included as a separate section following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

We carried out an evaluation required by the 1934 Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and a design may not succeed in achieving its stated goals.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our chief executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, may only reasonably, not absolutely, meet the objectives of the system. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, absolutely all control issues and instances of fraud, if any, within the Company may not be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and a design may not succeed in achieving its stated goals under all potential future conditions.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE  OFFICERS  AND  DIRECTORS

The following table sets forth certain information concerning our directors and executive officers as of September 30, 2004:

                           YEAR BECAME
NAME                       POSITION WITH COMPANY     DIRECTOR  AGE
-------------------------  ------------------------  --------  ---
Robert Stuckelman . . . .  Chairman of the Board         1973   72
John G. McLaughlin. . . .  President, CEO                       56
Phillip Berman. . . . . .  Director                      2004   51
John Minnick. . . . . . .  Director                      1985   56
John Romm, M.D. . . . . .  Director                      1997   74
Stuart L. Silverman, M.D.  Director                      1999   57
Phuong Dang . . . . . . .  Controller and Secretary             48

The terms of the Board of Directors will expire at the next annual meeting of stockholders. Our officers are elected by the Board of Directors and hold office at the will of the Board.

BACKGROUND  EXPERIENCE  OF  DIRECTORS  AND  OFFICERS

Mr. Stuckelman founded our company in 1973 and served as our President until 1982. From 1982 through 1989, Mr. Stuckelman was a business consultant for small and medium size companies. In 1989, he rejoined us as President and Chief Executive Officer, in which capacities he served until October 1994. Mr. Stuckelman has been our director since our incorporation. He became Chairman of the Board in April 2002. From 1994 to present, he has been President of Technical Management Consultants, which provides business consulting services to many companies. He holds an M.S.E.E. from the University of Southern California and a B.E.E. from Cornell University.

Dr. Berman was appointed to CompuMed's Board in July 2004. As a radiologist and entrepreneur, he is well respected throughout the industry as an innovator and successful businessman. He founded and sold several successful companies, and he was formerly a Vice President of Kodak Medical Imaging. Dr. Berman is a cum laude graduate of both Harvard University and the Medical College of Pennsylvania. He completed his residency in radiology at UC San Diego.

Mr. McLaughlin joined us in May 2002 as President and Chief Executive Officer. He has thirty years of experience in the medical products arena, most recently as President of the Great Circle Consulting Group, Inc. from May 1998 through May 2002. There he provided strategic and operational guidance to domestic and international firms in the medical device, diagnostic and biotech markets. Mr. McLaughlin's prior experience includes five years as an officer and Vice President of Marketing and Sales at Diagnostic Products Corporation (NYSE:DP), a global leader in the design, manufacture and marketing of clinical laboratory instrumentation. He served in that capacity from February 1993 to February 1998. Prior to that, Mr. McLaughlin was the President of Biometric Imaging, which was subsequently acquired by Becton Dickinson in 1999. He holds a B.S. in Pharmacy from the State University of New York at Buffalo.

Mr. Minnick has been the President of Minnick Capital Management, an investment management firm from 1972 to present. Mr. Minnick is a member of the Kansas and Federal Bars. He is a member of the Association for Investment Management and Research. Mr. Minnick is a graduate of Washburn University (B.A.) and the Washburn University School of Law (J.D.).

Dr. Romm has practiced internal medicine and gastroenterology in private practice from 1962 to present. He earned his M.D. at Wayne State College of Medicine and also holds a B.S. in biology. He is an associate professor of medicine at the University of California, Los Angeles and is an attending physician at Cedars-Sinai Medical Center.

Dr. Silverman has been the Medical Director of the Osteoporosis Medical Center in Beverly Hills, CA, from 1986 to present. The Osteoporosis Medical Center is a nationally recognized clinical research center for osteoporosis and is also a Clinical Professor of Medicine at the UCLA School of Medicine. Dr. Silverman is a graduate of the Johns Hopkins University Medical School (1973) and earned his undergraduate degree from Princeton University (1969) Cum Laude in biology. He is an internationally recognized authority on osteoporosis and related fields and has been principal investigator for six research grants in the field of osteoporosis and has authored numerous published articles in the field.

Ms. Dang has a degree in Accounting and been employed by us since 1990. She has served as Controller, Secretary and Principal Financial Officer since 1997. Ms. Dang has 26 years of corporate accounting and finance experience in the healthcare field, mail order and retail stores . Prior to joining to us, she served as Accounting Manager for the Maxicare Medical Center from 1984 to 1990. From 1978 to 1984, she served as Bookkeeper and Senior Staff Accountant for Sunset House/ Gadget Tree a division of Carter Hawley Hale.


BOARD  MEETINGS  AND  COMMITTEES
--------------------------------

Our Board of Directors held a total of six meetings during the fiscal year ended September 30, 2004. All of our Directors attended each meeting.

AUDIT  COMMITTEE
----------------

The Audit Committee is primarily responsible for approving the services performed by our independent auditors and reviewing reports of our external auditors regarding our accounting practices and systems of internal accounting controls. This Committee currently consists of Mr. Stuckelman and Dr. Romm. The Audit Committee met four times during the fiscal year ended September 30, 2004. Mr. Stuckelman has been approved by our Board of Directors as the independent Audit Committee Financial Expert.

COMPENSATION  COMMITTEE
-----------------------

The Compensation Committee reviews and approves our compensation policy and has assumed responsibility for administration of our 2003 Stock Option Plan. This Committee currently consists of Mr. Minnick and Dr. Silverman. The Compensation Committee met three times during the fiscal year ended September 30, 2004.

EXECUTIVE  COMMITTEE
--------------------

The Executive Committee is comprised of Dr. Silverman and Mr. Stuckelman and meets monthly with the Chief Executive Officer to review company strategy and our financial condition.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Based solely on our review of our records, we believe that, during the fiscal year ended September 30, 2004, our officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements under Section 16(a) of the Security Exchange Act of 1934, as amended.

CODE  OF  ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer and controller. A copy of the Code of Ethics is available on our website at http://www.compumed.net/info/index.html. We intend to disclose any amendment or waiver to the Code of Ethics on our website at http://www.compumed.net/info/index.html. We will provide to any person without charge, upon written request to our above address, a copy of such code of ethics.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table sets forth the compensation for the fiscal year ended September 30, 2004 for our chief executive officer and all executive officers whose compensation exceeded $100,000.00 for such fiscal year.

                                                                                      Long Term
                                                                                    Compensation
                                          Annual                             Awards                  Payouts
                                      Compensation
        (a)            (b)        (c)       (d)           (e)            (f)            (g)          (h)         (i)
Name and Principle .  Year      Salary     Bonus     Other Annual     Restricted    Securities       LTIP       All Other
Position                          ($)       ($)      Compensation ($)   Stock       Underlying       Payouts    Compensation ($)
                                                                      Award(s)($)   Options/SARs(#)  ($)
John G. McLaughlin,   2004    $ 150,000 (1)  -              -            -             245,000         -           -
President and CEO

(1) $146,000 was paid in fiscal 2004 of which $2,000 was accrued vacation and the remaining $6,000 was paid in the form of additional stock options.

STOCK  OPTION  GRANTS  IN  LAST  FISCAL  YEAR

The following table sets forth the stock options granted to our executive officer named during the fiscal year ended September 30, 2004.



                                                INDIVIDUAL GRANTS
                                              ------------------------
                    NUMBER OF SECURITIES       % OF TOTAL OPTIONS
                    (SHARES OF COMMON STOCK)  GRANTED TO            EXERCISE
                    UNDERLYING OPTIONS        EMPLOYEES/DIRECTORS   PRICE            EXPIRATION
NAME                GRANTED(1)                IN FISCAL             ($/SHARE)        DATE
------------------  ------------------------  --------------------  ---------        ----------
John G. McLaughlin                   45,000                   3%    $    0.35             2013
                                    200,000                  11%    $    0.16             2014

------------------  ------------------------  --------------------  ---------        ----------

(1)  The  options are vested over a three-year period.

EXERCISE  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

There were no exercises of stock options by the named executive officer during the fiscal year ended September 30, 2004. The following table sets forth certain information regarding options of the named executive officer outstanding as of September 30, 2004.

                                                  YEAR-END OPTION VALUES
                                 ---------------------------------------------------------
                                 NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                 UNDERLYING UNEXERCISED               IN-THE-MONEY
                                 OPTIONS/WARRANTS AT                  OPTIONS/WARRANTS AT
                                 SEPTEMBER 30, 2004                   SEPTEMBER 30, 2004 (1)
NAME                       EXERCISABLE         UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
----------------------  ------------------  ------------------  ------------      -------------
John G. McLaughlin                467,559             311,666       49,325             12,667
----------------------  ------------------  ------------------  ------------      ----------

(1)     Based  on  a  fair  market  value  of $ 0.22 per share, the closing price per share of our common  stock  on  September  30,  2004.

COMPENSATION  OF  DIRECTORS

Each of the Directors receives an annual Board of Directors fee of $10,000, which is paid to each Director in equal monthly installments. The Chairman receives an additional $4,500. In addition to the Board of Directors fee, Directors receive an additional $750 per meeting when they serve as a member of the Executive, Audit or Compensation Committee. This amount is reduced to $250 if the committee meeting is held by teleconference or on the same day as a board meeting.

EMPLOYMENT  AGREEMENT

We entered into a long-term agreement with John McLaughlin effective November 2, 2002 through September 30, 2004. This agreement provides a base salary of $150,000 per year and a bonus up to $150,000 based on performance factors including revenue, profit and accomplishment of certain key milestones. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of Common Stock at an exercise price of $0.20 per share upon acceptance of the agreement . On September 24, 2004, the Board passed a resolution to extend this contract for an additional year to 2005. In the event Mr. McLaughlin's employment agreement is terminated by us without cause, or by Mr. McLaughlin for good reason, he is entitled to receive all accrued compensation plus any bonus he would otherwise receive for the remaining term of his contract.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

The following table sets forth information as of September 30, 2004 regarding shares of our common stock subject to outstanding options or authorized for issuance under our currently existing equity compensation plan.



                                                                                                    NUMBER OF
                                                                                                    SECURITIES
                                                                                                    REMAINING AND
                                                                                                    AVAILABLE FOR
                                                            NUMBER  OF                              FUTURE ISSUANCE
                                                            SECURITIES TO BE                        UNDER EQUITY
                                                            ISSUED UPON         WEIGHTED AVERAGE    COMPENSATION
                                                            EXERCISE OF         EXERCISE PRICE OF   PLANS (EXCLUDING
                                                            OUTSTANDING         OUTSTANDING         SECURITIES
                                                            OPTIONS, WARRANTS   OPTIONS, WARRANTS   REFLECTED IN
                                                            AND RIGHTS          AND RIGHTS          COLUMN (A))
                                                                           (A)                 (B)                (C)
                                                            ------------------  ------------------  -----------------
Equity compensation plans approved by security holders . .         1,943,447                .42               -0-

Equity compensation plans not approved by security holders         4,493,770                .149        (1,402,855)(1)

Total. . . . . . . . . . . . . . . . . . . . . . . . . . .         6,437,217                .22         (1,402,855)

(1)     Includes 1,050,000 shares and 400,000 shares that are exercisable a year from June 20, 2004 and July 30, 2004.

NARRATIVE  DESCRIPTION  OF  THE  2003  STOCK  INCENTIVE  PLAN

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

Both the amount of options granted and to whom they are granted are determined by the Board of Directors with the recommendation of the Compensation Committee, at their discretion. There are no specific criteria, performance formulas or measures applicable to the determination of the amount of options to be granted and to whom these options are to be granted.

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

The following table sets forth information concerning beneficial ownership of the our common stock as of November 30, 2004 by: (a) each director of the Company; (b) the executive officer named in the Executive Compensation Table;
(c) our directors and executive officer as a group; and (d) each person who beneficially owns 5% or more of our common stock.


NAME AND ADDRESS* OF
BENEFICIAL OWNER                                   AMOUNT AND NATURE
                                                   BENEFICIAL OWNERSHIP(1)       PERCENT OF CLASS
                                                   -----------------------       -----------------
Phillip Berman... . . . . . . . . . . . . . . . .              100,000  (2)                 **

John G. McLaughlin. . . . . . . . . . . . . . . .              499,225  (3)                 2%

John Minnick. . . . . . . . . . . . . . . . . . .              919,603  (4)                 4%

John Romm, M.D. . . . . . . . . . . . . . . . . .              796,968  (5)                 4%

Stuart L. Silverman, M.D. . . . . . . . . . . . .            1,045,220  (6)                 5%

Robert Stuckelman . . . . . . . . . . . . . . . .            1,272,625  (7)                 6%

All officers and Directors as a group (6 persons)            4,633,641  (8)                22%


     Except  as otherwise indicated, each person named in the table has sole voting and investment power  (or  such  power  together with any spouse of such person, if they are joint tenants), with respect  to securities beneficially owned by such person as set forth opposite such person's name.

(1)          Includes  options  exercisable  as  of or within 60 days following November 30, 2004.
(2)          Includes  80,476  shares  subject  to  stock  options.
(3)          Includes  499,225  shares  subject  to  stock  options.
(4)          Includes  633,839  shares  subject  to  stock  options.
(5)          Includes  611,962  shares  subject  to  stock  options.
(6)          Includes  784,750  shares  subject  to  stock  options.
(7)          Includes  909,293  shares  subject  to  stock  options.

(8)          See  notes  (2)  through  (7)
(*)          c/o  CompuMed,  Inc,  5777  West  Century  Blvd,  Suite  1285,  Los Angeles, CA  90045
(**)         Less than 1%

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

We entered into a long-term agreement with John McLaughlin effective November 2, 2002 through September 30, 2004. This agreement provides a base salary of $150,000 per year and a bonus up to $150,000 based on performance factors including revenue, profit and the accomplishment of certain key milestones. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of Common Stock at an exercise price of $0.20 per share upon acceptance of the agreement. On September 24, 2004, the Board passed a resolution to extend this contract for an additional year to 2005. In the event Mr. McLaughlin's employment agreement is terminated by us without cause, or by Mr. McLaughlin for good reason, he is entitled to receive all accrued compensation plus any bonus he would otherwise receive for the remaining term of his contract.

ITEM  13.  EXHIBITS

EXHIBIT
NUMBER  DESCRIPTION  OF  EXHIBIT

3.1 Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Registration Statement of Form S-1 effective May 7, 1992 and incorporated herein by reference).

3.2  Certificate  of  Amendment  of  Certificate  of  Incorporation  (filed  as
Exhibit 3.1a to the Registrant's Registration Statement on Form S-2/A filed on June 28, 1994 and incorporated herein by reference).

3.3  Certificate  of  Amendment  of  Certificate  of  Incorporation  (filed  as
Exhibit 3.1b to the Registrant's Registration Statement on Form S-2/A filed on November 7, 1994 and incorporated herein by reference).

3.4  Certificate  of  Correction  of  Certificate  of  Amendment  (filed  as
Exhibit 3.1c the Registrant's Registration Statement on Form S-2/A filed on November 7, 1995 and incorporated herein by reference).

3.5 By-Laws (filed as Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-QSB filed on February 13, 2004 and incorporated herein by reference).

3.6 Amendment to By-laws (filed as Exhibit 3.6 to the Registrant's Quarterly Report on Form 10-QSB filed on February 13, 2004 and incorporated herein by reference).

4.1 Certificate of Designation of Class A Preferred Stock (filed as Exhibit 4.5 to the Registrant's Annual Report on Form 10-KSB filed on December 29, 1995 and incorporated herein by reference).

4.2 Certificate of Designation of Class B Preferred Stock (filed as Exhibit 4.6 to the Registrant's Annual Report on Form 10-KSB filed on December 29, 1995 and incorporated herein by reference).

4.3 Certificate of Designation of Class C Preferred Stock (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 9, 1998 and incorporated herein by reference).

4.4 Certificate of Correction for Class C Preferred Stock (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on January 9, 1998 and incorporated herein by reference).

10.1 Form of Non-Qualified Stock Option Agreement (filed as Exhibit 10 to the Registrant's Registration Statement on Form S-8 filed on October 14, 1995 and incorporated herein by reference).

10.2 Commercial Office Lease between the Registrant and L.A.T. Investment Corporation, dated August 16, 1999 (filed as Exhibit 10.24 to the
Registrant's Annual Report on Form 10-KSB filed on December 29, 1999 and incorporated herein by reference).

10.3 Form of Stock Option Agreement (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-QSB filed on August 14, 2002 and incorporated herein by reference).

10.4 Employment Agreement between the Registrant and John McLaughlin dated November 2, 2002 (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-QSB filed on February 14, 2003 and incorporated herein by reference).

10.5  Amendment  to  Employment  Agreement  between  the  Registrant  and  John
McLaughlin

10.6 2003 Stock Incentive Plan (filed as Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed on June 2, 2003 and incorporated herein by reference).

10.7 Amendment to Commercial Office Lease between the Registrant and L.A.T. Investment Corporation

10.8 Investment Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated February 25, 2004 (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form SB-2 filed on February 27, 2004 and incorporated herein by reference).

10.9 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated February 25, 2004 (filed as Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2 filed on February 27, 2004 and incorporated herein by reference).

10.10 Placement Agent Agreement between the Registrant, Charleston Securities and Dutchess Private Equities Fund, LP, dated February 25, 2004 (filed as
Exhibit 10.11 to the Registrant's Registration Statement on Form SB-2 filed on February 27, 2004 and incorporated herein by reference).

21.1  Subsidiaries

23.1  Consent  of  Independent  Registered  Public  Accounting  Firm

31.1  Certification  Pursuant  to 18 U.S.C. Section 7241, as Adopted Pursuant to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002

31.2  Certification  Pursuant  to 18 U.S.C. Section 7241, as Adopted Pursuant to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002

32.1  Certification  Pursuant  to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our current and former principal accountants for the audit of our annual financial statements and review of our quarterly financial statements and the SB-2 were $43,375 and $69,750 for fiscal years 2004 and 2003, respectively.

Audit-Related  Fees.  None.

Tax Fees. The aggregate fees billed to us for professional services rendered by our current principal accountants for tax related services were $5,340 and $10,800 for fiscal years 2004 and 2003, respectively.

All  Other  Fees.  None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMPUMED, INC.

     By:   /s/  John  G.  McLaughlin
          ----------------------------
          John  G.  McLaughlin,  President  and  Chief  Executive  Officer

     Date:     December  29,  2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                           DATE
----------------------         --------------------------      -------------

                               President,  Chief  Executive
                               Officer  (principal
/s/  John G. McLaughlin         executive officer)             December 29, 2004
----------------------                                         -----------------
John  G.  McLaughlin



                               Controller  and  Secretary
                               (principal  financial
/s/  Phuong  Dang                accounting officer)           December 29, 2004
----------------------                                         -----------------
Phuong  Dang



/s/  Robert  Stuckelman          Chairman of the Board         December 29, 2004
----------------------                                         -----------------
Robert  Stuckelman



/s/  Phillip  Berman             Director                      December 29, 2004
----------------------                                         -----------------
Phillip  Berman



/s/  John  D. Minnick            Director                      December 29, 2004
----------------------                                         -----------------
John  D.  Minnick



/s/  John  Romm                  Director                      December 29, 2004
----------------------                                         -----------------
John  Romm

/s/  Stuart  Silverman           Director                      December 29, 2004
----------------------                                         -----------------
Stuart  Silverman

                                 COMPUMED, INC.

                          INDEX TO FINANCIAL STATEMENTS

Report  of  Independent  Registered  Public  Accounting  Firm

Balance  Sheet  as  of  September  30,  2004

Statements  of  Operations  for  the  years  ended  September  30, 2004 and 2003

Statements  of  Stockholders'  Equity for the years ended September 30, 2004 and
2003

Statements  of  Cash  Flows  for  the  years  ended  September 30, 2004 and 2003

Notes  to  Financial  Statements

                                       F-1


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To  the  Board  of  Directors  and  Stockholders
CompuMed,  Inc.
Los  Angeles,  California

We have audited the accompanying balance sheet of CompuMed, Inc. as of September 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuMed, Inc. as of September 30, 2004, and the results of its operations and its cash flows for the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

                      /s/  Rose,  Snyder  &  Jacobs
                      ---------------------------------------------------
                       A  Corporation  of  Certified  Public  Accountants

Encino,  California
November  29,  2004

                                       F-2

                                 COMPUMED, INC.
                                  BALANCE SHEET
ASSETS
                                                     SEPTEMBER 30,
                                                              2004
                                                     --------------
CURRENT ASSETS
Cash and cash equivalents                                 $ 62,000
Marketable securities, at fair market value. . . . .       165,000
Accounts receivable, less allowance of $21,000. . .        297,000
Inventory . . . . . . . . . . . . . . . . . . . . .         31,000
Prepaid expenses and other current assets . . . . .         38,000
                                                     --------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . .        593,000

PROPERTY AND EQUIPMENT
Machinery and equipment . . . . . . . . . . . . . .      1,307,000
Furniture, fixtures and leasehold improvements. . .         78,000
Equipment under capital leases. . . . . . . . . . .         50,000
                                                     --------------
                                                         1,435,000
Accumulated depreciation and amortization . . . . .     (1,293,000)
                                                     --------------
                                                           142,000

OTHER ASSETS
Patents, net of accumulated amortization of $4,000.         66,000
Other assets. . . . . . . . . . . . . . . . . . . .         12,000
                                                     --------------
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . .         78,000

TOTAL ASSETS                                              $813,000
                                                     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable  . . . . . . . . . . . . . . . . .       $160,000
Accrued liabilities . . . . . . . . . . . . . . . .         88,000
Current portion of capital lease obligations. . . .          8,000
                                                      -------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . .        256,000

Capital lease obligations, less current portion . .         39,000

Commitments and Contingencies, note E

STOCKHOLDERS' EQUITY

Preferred Stock, $.10 par value - authorized 1,000,000 shares
Class A $3.50 cumulative convertible voting -
-issued and outstanding - 8,400 shares. . . . . . .          1,000
Class B $3.50 cumulative convertible voting -
-issued and outstanding - 300 shares. . . . . . ..             -0-

Common stock, $.01 par value-authorized 50,000,000 shares
- issued and outstanding- 19,599,812 shares . . . .        197,000

Additional paid in capital. . . . . . . . . . . . .     32,520,000

Accumulated deficit . . . . . . . . . . . . . .  .    (32,253,000)

Accumulated other comprehensive income. . . . . . .         53,000

Deferred stock compensation . . . . . . . . . . .              -0-
                                                        -----------
                                                           518,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . .        $813,000
                                                        ===========

                            STATEMENTS OF OPERATIONS
                                                        YEAR ENDED SEPTEMBER 30,
                                                      --------------------------
                                                         2004           2003
                                                      ------------  ------------
REVENUES
ECG services . . . . . . . . . . . . . . . . . . . .    1,619,000   $ 1,601,000
ECG product and supplies sales . . . . . . . . . . .       85,000       129,000
OsteoGram(R) sales and services . . . . . . . . . .       152,000        81,000
                                                      ------------  ------------
                                                        1,856,000     1,811,000

COST AND EXPENSES
Cost of ECG services . . . . . . . . . . . . . . . .      512,000       477,000
Cost of goods sold - ECG . . . . . . . . . . . . . .       59,000        88,000
Cost of goods sold - OsteoGram(R) . . . . . . . . .         7,000         8,000
Selling expenses . . . . . . . . . . . . . . . . . .      239,000       282,000
Research and development . . . . . . . . . . . . . .      217,000       216,000
General and administrative expenses. . . . . . . . .    1,022,000       945,000
Depreciation and amortization. . . . . . . . . . . .      151,000       217,000
                                                      ------------  ------------
                                                        2,207,000     2,233,000

OPERATING LOSS . . . . . . . . . . . . . . . . . . .     (351,000)     (422,000)

Interest income and dividends. . . . . . . . . . . .       16,000        26,000
Other miscellaneous income . . . . . . . . . . . . .       55,000            -0-
Realized gains on marketable securities . . . . . . .       8,000        22,000
Interest expense . . . . . . . . . . . . . . . . . .       (3,000)       (1,000)
                                                      ------------  ------------
NET LOSS . . . . . . . . . . . . . . . . . . . . . .  $  (275,000)  $  (375,000)
                                                      ============  ============
NET LOSS PER SHARE - Basic and Diluted . . . . . . .  $      (.02)  $      (.02)

Weighted average number of common shares outstanding   18,289,276    17,869,525

See notes to financial statements and report of Independent Registered Public Accounting Firm

                                 COMPUMED, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        ACCUMULATED
                                             ADDITIONAL                 OTHER
                     PREFERRED     COMMON    PAID IN      ACCUMULATED   COMPREHENSIVE   DEFERRED STOCK
                     STOCK         STOCK     CAPITAL      DEFICIT       INCOME          COMPENSATION        TOTAL
Balances at
September 30, . . .
 2002:. . . . . . .  $      1,000  $179,000  $32,241,000  $(31,603,000)  $        2,000    $      (3,000)  $  817,000

Unrealized gain
on marketable
securities. . . . .             -         -            -             -           25,000                -       25,000

Stock options
 issued for
 services . . . . .             -         -       49,000             -               -          (49,000)            -

Amortization
 of deferred
compensation. . . .             -         -            -             -               -           35,000        35,000

Exercise of options             -     1,000        6,000             -               -                -         7,000

Net Loss. . . . . .             -         -            -      (375,000)              -                -      (375,000)
                      -----------  --------   -----------  ------------  ---------------  ---------------   ---------
Balances at
September 30, . . .
 2003:. . . . . . .  $      1,000  $180,000  $32,296,000  $(31,978,000) $        27,000   $     (17,000)    $ 509,000
                      -----------  --------   -----------  ------------  ---------------  ---------------   ---------

Unrealized gain
on marketable
securities. . . . .             -         -            -             -           26,000                -       26,000

Stock options
 issued for
 services . . . . .             -     4,000       43,000             -               -           (8,000)       39,000

Amortization
 of deferred
compensation. . . .             -         -            -             -               -           25,000        25,000

Issuance of
common stock
to Dutchess . . . .             -    10,000      150,000             -               -                -       160,000


Exercise of options             -     3,000       31,000             -               -                -        34,000

Net Loss. . . . . .             -         -            -      (275,000)              -                -      (275,000)
                      -----------  --------   -----------  ------------  ---------------  ---------------   ---------
Balances at
September 30, . . .
 2004:. . . . . . .  $      1,000  $197,000   $32,520,000  $(32,253,000) $        53,000   $           -     $ 518,000
                     ============  ========   ===========  ============  ===============  ===============   ==========


Comprehensive  losses for the years ended September 30, 2004 and 2003 were ($249,000) and ($350,000), respectively.

See  notes  to  financial  statements and report of Independent Registered Public Accounting Firm.


                                 COMPUMED, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED SEPTEMBER 30
                                                                           -------------------------
                                                                                2004        2003
                                                                            ----------  ------------

CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (275,000)  $(375,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Realized gain on marketable securities . . . . . . . . . . . . . . . . . .     (8,000)    (22,000)
Amortization of deferred stock compensation. . . . . . . . . . . . . . . .     25,000      25,000
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . .    150,000     217,000
Decrease (increase) in accounts receivable . . . . . . . . . . . . . . . .    (78,000)      8,000
Decrease  in inventory and prepaid expenses. . . . . . . . . . . . . . . .     15,000      24,000
Decrease (increase) in accounts payable and other liabilities. . . . . . .    (16,000)     29,000
                                                                            ----------  ----------
NET CASH USED BY OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . .   (187,000)    (84,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from selling of marketable securities. . . . . . . . . . . . . . .    54,000     150,000
Investments in purchase of marketable securities . . . . . . . . . . . . .     (4,000)    (35,000)
Purchase of other assets . . . . . . . . . . . . . . . . . . . . . . . . .    (20,000)    (33,000)
Purchase of property and equipment . . . . . . . . . . . . . . . . . . . .    (32,000)     (9,000)
                                                                            ----------  ----------

NET CASH USED BY INVESTING ACTIVITIES. . . . . . . . . . . . . . . . . . .     (2,000)      73,000

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options. . . . . . . . . . . . . . . . . . .   35,000       7,000
Issuance of common stock to Dutchess per agreement . . . . . . . . . . . .    160,000           -
Payments on capital lease obligations. . . . . . . . . . . . . . . . . . .    (10,000)     (8,000)
                                                                            ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . . . . .    185,000      (1,000)

NET DECREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,000)    (12,000)

CASH BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . .     66,000      78,000

CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  62,000   $  66,000
                                                                            ==========  ==========
SUPPLEMENTARY DISCLOSURES:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   3,000   $   1,000
Equipment acquired under capital lease . . . . . . . . . . . . . . . . . .  $  50,000   $       -


See  notes  to  financial  statements and report of Independent Registered Public Accounting Firm

COMPUMED,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

NOTE  A  -  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: CompuMed, Inc. (CompuMed or the Company) is a medical diagnostic product and services company focusing on the diagnosis, monitoring and management of several costly, high incidence diseases, particularly cardiovascular disease and osteoporosis. The Company's primary business is the development and marketing of our osteoporosis testing technology OsteoGram (R)) and the computer interpretation of electrocardiograms ("ECGs"). CompuMed applies advanced computing, medical imaging, telecommunications and networking technologies to provide medical professionals and patients with affordable, point-of-care solutions for disease risk assessment and decision support.

The Company generated negative cash flows from operations and had net losses aggregating $650,000 in fiscal years ended September 30, 2004 and 2003. The Company's business strategy includes an increase in OsteoGram (R) sales through domestic and international marketing and distribution efforts. The Company intends to finance this business strategy by using its current working capital resources and cash flows from existing operations. There can be no assurance that the OsteoGram (R) sales will be sufficient to offset related expenses.

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

Cash  Equivalents:
-----------------

The Company considers investments in all highly liquid debt instruments with maturity of three months or less when purchased, and investments in money market accounts to be cash equivalents. Cash and cash equivalents also consist of cash on hand and demand deposit accounts.

Marketable  Securities:
-----------------------

Marketable securities consist of common stock of publicly traded domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2004. All marketable securities are classified as available for sale at September 30, 2004 and for the two years then ended. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. As of September 30, 2004, the Company's investments in marketable securities were valued at $165,000. The Company recorded a realized gain of $8,000 and $22,000 for the years ended September 30, 2004 and 2003, respectively, and $53,000 and $47,000 of unrealized gains as other comprehensive income (net of reclassifications adjustments of $8,000 and $22,000 of realized gains above), net of income taxes of $0 for the years ended September 30, 2004 and 2003, respectively.

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

Property  and  Equipment:
-------------------------

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over 3 to 5 years. As of September 30, 2004, the property and equipment being leased to customers had a historical cost of $1,026,000. Amortization of assets leased under capital leases is included in Depreciation and Amortization Expenses.

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

Per  Share  Data:
-----------------

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


Long-lived  Assets:
-------------------

Long-lived assets used in operations are reviewed periodically to determine whether the carrying values are not impaired and, if indications of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded. Any impairment is charged to expense in the period in which the impairment is determined. The Company has not recorded impairment charges during the years ended September 30, 2004 and 2003.

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

Stock  Based  Compensation:
---------------------------

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

Concentration  of  Credit  Risk:
--------------------------------

The Company sells its products throughout the United States and in the international markets. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the year ended September 30, 2004 three customers accounted for approximately 41% of the Company total revenue and approximately 44% of total accounts receivable at September 30, 2004.

NOTE  B  -  INCOME  TAXES

At September 30, 2004, the Company has available for federal income tax purposes, net operating loss carry forwards of approximately $6.4 millions, which expire between 2005 and 2024. The utilization of the above net operating loss carry forwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization. The difference between the Company's effective income tax rate and the statutory federal rate for the years ended September 30, 2004 and 2003 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of its realization. The valuation allowance was $2,343,000 and $2,248,000 at September 30, 2004 and 2003, respectively, representing an increase of $95,000 for the year ended September 30, 2004. This increase is mainly explained by loss carry forwards for which no tax effect was recognized due to the uncertainty of its realization.

Significant components of the deferred tax liabilities and assets as of September 30, 2004 are as follows:




                                                           2004          2003
                                             -------------------  ------------
Deferred tax liabilities:
Depreciation and amortization . . . . . . .             (17,000)      (24,000)

Deferred tax assets:
Account receivable allowance. . . . . . . .               8,000         9,000

Net operating loss carry forwards . . . . .           2,318,000     2,215,000
                                                     ----------    ----------
Total deferred tax assets . . . . . . . . .           2,326,000     2,224,000

Valuation allowance for Deferred tax assets          (2,343,000)   (2,248,000)
                                                     ----------    ----------
Net deferred tax assets . . . . . . . . . .              17,000        24,000

Total . . . . . . . . . . . . . . . . . . .  $                0   $         0
                                                    ===========    ===========


NOTE  C  -  STOCKHOLDERS'  EQUITY

Class  A  $3.50  Cumulative  Convertible  Voting  Preferred  Stock:
-------------------------------------------------------------------

The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. Total cumulated dividends not declared at September 30, 2004 amounted to $19,000. Every two shares of the Class A Preferred Stock are presently convertible, subject to adjustment, into one share of Common Stock. In the event of any liquidation, the holders of the Class A Preferred Stock are entitled to receive $2.00 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class A Preferred Stock. The Class A Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class A Preferred Stock stockholders have the right to convert their shares into Common Stock during such 30-day period.

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

Class  B  $3.50  Convertible  Voting  Preferred  Stock:
-------------------------------------------------------

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

Issuance  Of  Common  Stock  -  Equity  Line  Of  Credit
--------------------------------------------------------

We have entered into an Investment Agreement with Dutchess Private Equities Fund, also referred to as an Equity Line of Credit. That agreement provides that, following notice to Dutchess, we may put to Dutchess up to $5 million in shares of our common stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. The number of shares that we will be permitted to put pursuant to the Investment Agreement will be either: (A) two hundred percent of the average daily volume of our common stock for the ten trading days prior to the applicable put notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day we issue the put, or (B) $25,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single Put. In turn, Dutchess has indicated that it will resell our shares in the open market, resell our shares to other investors through negotiated transactions or hold our shares in its portfolio. This prospectus covers the resale of our stock by Dutchess either in the open market or to other investors through negotiated transactions.

During fiscal year 2004, we issued 1,004,751 shares of common stock to Dutchess and had a net proceeds of $160,000.

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

During 2001, the Company issued options to purchase 50,000 shares of common stock in exchange for services provided over a period of three years. The Company valued these options using the fair value method, at $7,000 of which $1,000 was expensed in 2001, $3,000 was expensed in 2002, $2,000 was expensed in fiscal 2003 and $1,000 was expensed in fiscal 2004.

During 2003, the Company granted options to purchase 50,000 shares of common stock to an officer for compensation, vested upon the grant date. These options were recorded at $0, using the intrinsic method. The Company also issued options to purchase 2,971,768 shares of common stock to directors and employees in 2003, under the 2003 Plan. These options were recorded at $42,000, also using the intrinsic method. $30,000 and $12,000 of these options were expensed in fiscal 2003 and fiscal 2004, respectively. The Company also issued options to purchase 120,000 shares of common stock to a consultant over a 6 month-period. These options were accounted using the fair value method, in accordance with SFAS 123, $7,000, of which $3,000 was expensed during fiscal 2003 and $4,000 in fiscal 2004.

During 2004, the company issued options to purchase 26,087 shares of common stock to a consultant in exchange for services over three-month period. These options were valued according to SFAS 123 at $8,000 of which $8,000 was expensed in fiscal 2004. The Company also granted options to purchase 1,785,000 shares of common stock to directors and employees. These options were recorded at $0 using the intrinsic method and they were valued at $188,000 in accordance with SFAS 123.

SFAS 123 "Accounting for Stock-Based Compensation", amended by SFAS 148 requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method. Options to purchase 1,811,087 and 3,141,768 shares of common stock were granted during the year ended September 30, 2004 and 2003, respectively. The fair value of these options has been estimated at $196,000 and $111,000 using the Black-Scholes Option pricing model, with the following assumptions:





                                                    2004                 2003
                                              ---------------        ---------------
Risk  free  interest  rate. . . . . . . .      4.27% to 4.73%         3.33 % to 4.05%
Stock  volatility  factor . . . . . . . .      21% to 65%             18%
Weighted  average  expected  option  life      10 years               10 years
Expected  dividend  yield . . . . . . . .      None                   None


A summary of the stock option activity, and related information for the years ended September 30 follows:


                                                2004                 2003
                                            -----------------   -----------------
                                                     WEIGHTED-            WEIGHTED-
                                                     AVERAGE              AVERAGE
                                                     EXERCISE             EXERCISE
                                             SHARES  PRICE      SHARES    PRICE
                                        -----------  ------    ---------  -------
Options outstanding, beginning of year   5,027,025      .21    3,123,633      .51
Options exercised. . . . . . . . . . .    (394,227)     .09      (81,725)     .08
Options granted. . . . . . . . . . . .   1,811,087      .21    3,141,768      .09
Options forfeited/canceled . . . . . .      (6,868)     .75   (1,156,651)     .66
                                        -----------  ------    ---------- -------

Options outstanding, end of year . . .   6,437,217      .22    5,027,025      .22
                                        ===========  ======    ========== =======
Exercisable at end of year . . . . . .   4,535,551      .23    4,273,673      .22
                                        ===========  ======    ========== =======

The pro forma net loss and loss per share had the Company accounted for its options using FAS 123 would have been as follows:

                                                        2004           2003
                                                     ----------    ----------
Net loss as reported                                 $(275,000)    $(375,000)

Basic  and  diluted  loss  per  share  as  reported     $(0.02)       $(0.02)

Stock  based  employee  compensation  cost
net  of  related  tax  effect  included  in  the
determination  of  net  loss  as  reported             $25,000       $35,000

Total  Stock  based  employee  compensation
net  of  related  tax  effect,  that  would  have
been  included  in  the  determination  of  net
loss  if  the  fair  value  based  method  would
have  been  applied  to  all  awards                  $(80,000)    $(111,000)

Pro forma net loss as if  the  fair  value  based
method  had  been  applied  to  all  awards          $(330,000)    $(451,000)

Pro  forma  basic  and  diluted  loss  per  share
as  if  the  fair  value  method  had  been  applied
applied  to  all  awards                               $(0.02)        $(0.03)

The following summarizes information concerning stock options outstanding at September 30, 2004:

                                                  WEIGHTED AVERAGE  WEIGHTED          NUMBER           WEIGHTED
RANGE OF . . . . . . . . . . . . . . . . . . . .  NUMBER            REMAINING         AVERAGE          SUBJECT TO    AVERAGE
EXERCISE PRICES. . . . . . . . . . . . . . . . .  OUTSTANDING       CONTRACTUAL LIFE  EXERCISE PRICE   EXERCISE      EXERCISE PRICE

$0.0000 - $0.425 . . . . . . . . . . . . . . . .     5,562,103           8.7           $   0.1508       3,660,437        0.1190

$0.4251 - $0.085. . . . . . . . . . . . . . . . .      842,383           4.7           $   0.6734         842,383        0.6734

$0.8501 - $1.275. . . . . . . . . . . . . . . . .       32,731           3.0           $   1.1470          32,731        1.1470

Total. . . . . . . . . . . . . . . . . . . . . .     6,437,217           8.1           $   0.2242       4,535,551        0.2294

NOTE  E  -  COMMITMENTS  AND  CONTINGENCIES

The Company has capital leases for machinery and equipment that expire in 2009 and has operating lease for a facility expiring in August 2004, with an option to extend the term of this lease for an additional five years. The Company exercised the option to extend the lease for an additional year. The following is a summary as of September 30, 2004 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:


                                                             CAPITAL   OPERATING
YEAR ENDING SEPTEMBER 30                                      LEASES    LEASES
-----------------------------------------------------------  --------  ----------

2005. . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,000    127,000
2006. . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,000     11,000
2007. . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,000      4,000
2008. . . . . . . . . . . . . . . . . . . . . . . . . . . .     14,000      4,000
2009. . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,000      2,000
                                                           ----------  ----------
Total minimum lease payments. . . . . . . . . . . . . . . .  $  63,000  $  148,000
                                                           ==========  ==========
Less amount representing interest . . . . . . . . . . . . .    16,000
                                                           ----------
Net minimum lease payments. . . . . . . . . . . . . . . . .  $ 47,000
Less current portion. . . . . . . . . . . . . . . . . . . .     8,000
                                                           ----------
Present value of net minimum payments, less current portion  $ 39,000
                                                           ==========

During the year ended September 30, 2004, the Company entered a capital lease obligation for equipment at the cost of $50,000. This obligation bears an interest of 13.75 % and a monthly payment of $1,144 and matured in April 2009.

Rental expense under operating leases was $129,000 and 128,000 in fiscal years 2004 and 2003.

Litigation
----------

From time to time the Company is involved in litigation and threatened litigation arising in the ordinary course of business. The Company is not aware of any material unsettled litigation.

Employment  Agreement
---------------------

We entered into a long-term agreement with John McLaughlin effective November 2, 2002 through September 30, 2004. This agreement provides a base salary of $150,000 per year and a bonus up to $150,000 based on performance factors including revenue, profit and the accomplishment of certain key milestones. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of Common Stock at an exercise price of $0.20 per share upon acceptance of the agreement . On September 24, 2004, the Board passed a resolution to extend this contract for an additional year to 2005In the event Mr. McLaughlin's employment agreement is terminated by us without cause, or by Mr. McLaughlin for good reason, he is entitled to receive all accrued compensation plus any bonus he would otherwise receive for the remaining term of his contract.


NOTE  F  -  SAVINGS  AND  RETIREMENT  PLANS

The Company has a Savings and Retirement Plan (the "Plan") under which every full-time salaried employee who is 18 years of age or older may contribute up to 100 percent of his or her eligible annual salary to our Plan. For an employee contribution of up to but not exceeding 6 percent of the employee's annual salary the Company makes a matching contribution of $.25 for every $1.00 of the employee's contribution. The Company's contributions are 100% vested after 36 months of contributions to the Plan. Benefits are payable under the Plan upon termination of a participant's employment with us or at retirement. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company's matching contribution, which was charged to expense, was $15,000 for both fiscal 2004 and 2003.

NOTE  G  -  RELATED  PARTY  TRANSACTIONS

The Company has retained the services of an investment advisor, who is also a member of the Board of Directors, to provide advice on the investment portfolio. During fiscal years ended September 30, 2004 and 2003, the Company incurred $2,000 each, for these services.