Form 10QSB
period 2004-12-31
COMPUMED INC
filed 2005-02-11
CIK 700998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK  ONE)

[X]      QUARTERLY  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934
                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934.  FOR  THE  TRANSITION  PERIOD  FROM         TO

                         COMMISSION FILE NUMBER 0-14210


                                 COMPUMED,  INC.
                              ---------------------
        (exact  name  of  small  business  issuer  as specified in its  charter)

                  DELAWARE                         95-2860434
   -----------------------------              --------------------
  (State  or  Other  Jurisdiction  of              (I.R.S.
    Incorporation  or  Organization)       Employer  Identification  No.)

       5777  WEST  CENTURY  BLVD.,  SUITE  1285,  LOS ANGELES, CA   90045
      --------------------------------------------------------------------
                  (Address  of  principal  executive  offices)

                                 (310)  258-5000
                ------------------------------------------------
                           (issuer's  telephone  number)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days. Yes X No

As  of  January  31, 2005, we had 20,287,226 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes  No  X


                         COMPUMED,  INC.  AND  SUBSIDIARIES
                              TABLE  OF  CONTENTS

PART  I.  FINANCIAL  INFORMATION
--------------------------------
Item  1.  Financial  Statements  (unaudited)

          Balance Sheets - December 31, 2004 (unaudited) and September 30, 2004.

          Statements of Operations - Three months ended December 31, 2004 and 2003 (unaudited).

          Statements of Cash Flows - Three months ended December 31, 2004 and 2003 (unaudited).

          Notes  to  condensed  Financial  Statements  (unaudited).

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

Item  3.  Controls  and  Procedures.


PART  II.  OTHER  INFORMATION
-----------------------------

Item  1   Legal  Proceedings

Item 2 Changes in Securities and Small Business Issuer Purchases of Equity Securities Unregistered Sales of Equity Securities and Use of Proceeds

Item  3   Defaults  Upon  Senior  Securities

Item  4   Submission  of  Matters  to  a  Vote  of  Security  Holders

Item  5   Other  Information

Item  6   Exhibits


PART  I  FINANCIAL  INFORMATION

ITEM  1  FINANCIAL  STATEMENTS


                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES

                                                  FINANCIAL INFORMATION
                                                      BALANCE  SHEETS
                                                      COMPUMED,  INC.

                                                                  December 31, 2004              SEPTEMBER 30, 2004
                                                                  ------------------            -------------------
                                                                     (UNAUDITED)
                                                                  ------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                 $ 105,000                       $ 62,000
Marketable securities, at fair market value  . . . . . . . . . .            167,000                        165,000
Accounts receivable, less allowance of $25,000 (December 2004)
 and $21,000 (September 2004). . . . . . . . . . . . . . . . . .            296,000                        297,000
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .             35,000                         31,000
Prepaid expenses and other current assets. . . . . . . . . . . .             31,000                         38,000
                                                                  ------------------            -------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .            634,000                        593,000


PROPERTY AND EQUIPMENT
Machinery and equipment. . . . . . . . . . . . . . . . . . . . .          1,231,000                      1,307,000
Furniture, fixtures and leasehold improvements . . . . . . . . .             78,000                         78,000
Equipment under capital leases . . . . . . . . . . . . . . . . .             50,000                         50,000
                                                                  ------------------            -------------------
                                                                          1,359,000                      1,435,000

Accumulated depreciation and amortization. . . . . . . . . . . .         (1,230,000)                    (1,293,000)
                                                                  ------------------            -------------------
TOTAL PROPERTY AND EQUIPMENT                                                129,000                        142,000

OTHER ASSETS
Patents, net of accumulated amortization of $4,000 (December 2004)
and $4,000 (September 2004). . . . . . . . . . . . . . . . . . .             70,000                         66,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .             13,000                         12,000
                                                                  ------------------            -------------------
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . .. . . . . .             83,000                         78,000

TOTAL ASSETS                                                               $846,000                       $813,000
                                                                  ==================            ===================
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable                                                          $ 184,000                       $160,000
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .            113,000                         88,000
Current portion of capital lease obligations . . . . . . . . . .              8,000                          8,000
                                                                  ------------------            -------------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . .            305,000                        256,000

Capital lease obligations, less current portion                              37,000                         39,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting  -
    issued and outstanding - 8,400 shares. . . . . . . . . . . .              1,000                          1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
   issued and outstanding - 300 shares. . . . . . . . . . . . .                   -                              -

Common Stock, $.01 par value-authorized 50,000,000 shares,
   issued and outstanding - 20,247,238 shares (December 2004)
   issued and outstanding - 19,599,812 shares (September 2004)              203,000                        197,000

Additional paid in capital . . . . . . . . . . . . . . . . . . .         32,603,000                     32,520,000

Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .        (32,346,000)                   (32,253,000)

Accumulated other comprehensive income . . . . . . . . . . . . .             51,000                         53,000

Deferred stock compensation. . . . . . . . . . . . . . . .                   (8,000)                             -
                                                                  ------------------            -------------------

TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .            504,000                        518,000
                                                                  ------------------            -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $846,000                       $813,000
                                                                  ==================            ===================
See notes to condensed financial statements.




                                                       STATEMENT OF OPERATIONS (UNAUDITED)
                                                                 COMPUMED, INC.

                                                                          Three Months Ending December 31
                                                                                     2004         2003
                                                                              -----------   -----------

REVENUES
ECG services. . . . . . . . . . . . . . . . . . . . .                             399,000      384,000
ECG product and supplies sales. . . . . . . . . . . .                             270,000       18,000
OsteoGram (R) sales and services. . . . . . . . . . .                               8,000       58,000
                                                                              -----------   -----------
    TOTAL REVENUES. . . . . . . . . . . . . . . . . .                             677,000      460,000
                                                                              -----------   -----------
COSTS AND EXPENSES
Cost of ECG services. . . . . . . . . . . . . . . . .                             138,000      119,000
Cost of goods sold-ECG. . . . . . . . . . . . . . . .                             221,000       15,000
Cost of goods sold-OsteoGram (R). . . . . . . . . . .                               1,000        4,000
Selling expenses. . . . . . . . . . . . . . . . . . .                              68,000       45,000
Research & development. . . . . . . . . . . . . . . .                              62,000       53,000
General & administrative expenses . . . . . . . . . .                             274,000      241,000
Depreciation & amortization . . . . . . . . . . . . .                              18,000       51,000
                                                                              -----------   -----------
    TOTAL EXPENSES. . . . . . . . . . . . . . . . . .                             782,000      528,000
                                                                              -----------   -----------
OPERATING LOSS. . . . . . . . . . . . . . . . . . . .                            (105,000)     (68,000)

Interest income and dividends . . . . . . . . . . . .                               6,000        5,000
Other miscellaneous income. . . . . . . . . . . . . .                               8,000            -
Realized gains on marketable securities . . . . . . .                                   -        2,000
Interest expense. . . . . . . . . . . . . . . . . . .                              (2,000)           -
                                                                              -----------   -----------
NET LOSS. . . . . . . . . . . . . . . . . . . . . . .                             (93,000)     (61,000)
                                                                              ===========   ===========
NET LOSS PER SHARE (BASIC AND DILUTED). . . . . . . .                               (0.00)       (0.00)
                                                                              ===========   ===========
Weighted average number of common shares outstanding.                          19,691,544   17,951,034
                                                                              ===========   ===========



           STATEMENT OF CASH FLOWS (UNAUDITED)
                    COMPUMED, INC.
                                                                                             Three Months Ended December 31,

                                                                                                             2004      2003
                                                                                                        ---------  ---------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          (93,000)  (61,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized gain/loss on marketable securities. . . . . . . . . . . . . . . . . . .                                -    (2,000)
Amortization of deferred stock compensation. . . . . . . . . . . . . . . . . . .                                -    25,000
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .                           17,000    51,000
Decrease in accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .                            1,000     2,000
Decrease (Increase) in inventory and prepaid expenses. . . . . . . . . . . . . .                            3,000    (8,000)
Decrease (Increase) in accounts payable and other liabilities. . . . . . . . . .                           49,000   (46,000)
                                                                                                        ---------  ---------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . .                          (23,000)  (39,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from selling of marketable securities . . . . . . . . . . . . . . . . .                                -     7,000
Investments in purchase of  marketable securities. . . . . . . . . . . . . . . .                           (4,000)        -
Purchase of other asset. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (6,000)   (1,000)
Purchase of property, plant and equipment. . . . . . . . . . . . . . . . . . . .                           (3,000)        -
                                                                                                        ---------  ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. . . . . . . . . . . . . . .                          (13,000)    6,000

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option . . . . . . . . . . . . . . . . . . . . .                           48,000         -
Net offering of the investment agreement with Dutchess Private Equities Fund . .                           33,000         -
Payments on capital lease obligations. . . . . . . . . . . . . . . . . . . . . .                           (2,000)   (2,000)
                                                                                                        ---------  ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES. . . . . . . . . . . . . . .                           79,000    (2,000)

NET [INCREASE] DECREASE IN CASH. . . . . . . . . . . . . . . . . . . . . . . . .                           43,000   (35,000)

CASH BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           62,000    66,000
                                                                                                        ---------  ---------

CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          105,000    31,000

SUPPLEMENTAL DISCLOSURES:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           (2,000)        -
Disposal of fixed assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .                           79,000         -




                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 COMPUMED, INC.

NOTE  A-BASIS  OF  PRESENTATION  AND  ACCOUNTING  POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the financial statements for the year ended September 30, 2004 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

The balance sheet at September 30, 2004 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company has historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company raised these funds in 1997 through 2000 through the sale of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants.

The Company has incurred recurring losses and had net losses aggregating $154,000 for the three months ended December 31, 2004 and 2003.

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

In fiscal 2005, during the three months ended December 31, 2004, the Company granted 35,000 shares to a consultant and 235,000 shares to employees. 35,000 shares were valued at $8,000 of which $200 was expensed in this quarter and 235,000 shares were valued at $54,000 and recorded at $0 using the intrinsic method.

In fiscal 2004, during the three months ended December 31, 2003, the Company granted 26,087 shares to a consultant and 235,000 shares to employees. 26,087 shares were valued at $8,000 of which $8,000 was expensed in fiscal 2004 and 235,000 shares were valued at $59,000 and recorded at $0 using the intrinsic method.

The options were valued in accordance with SFAS 123 and the fair values were estimated using Black-Scholes option pricing method with the following assumptions:



                                         For The Three Months Ended
                                      December 31, 2004    December 31, 2003
                                      ----------------     -----------------
Risk free interest rate . . . . . . . .     4.23%                  4.05%
Stock volatility factor . . . . . . . . .    33%             55% to 65%
Weighted average expected option life . .10 years               10 years
Expected dividend yield . . . . . . . . .    None                  None

The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:

                                                           Three Months Ended December 31,
                                                             2004                  2003
                                                         ------------          ------------
Net loss as reported . . . . . . . . . . . . .             (93,000)               (61,000)

Basic and diluted loss per share as reported .               (0.00)                 (0.00)

Add: stock-based employee compensation cost
included in determination of net loss reported                 --                   8,000

Deduct: stock-based employee compensation cost
that would have been included in the
determination of net loss if the fair value
based method had been applied to all awards. .             (16,000)                (8,000)

Pro forma net loss if the fair value based
method had been applied to all awards. . . . .            (109,000)               (61,000)

Basic and diluted pro forma loss per share
if the fair value based method had been
applied to all awards. . . . . . . . . . . . .               (0.01)                 (0.00)

A summary of the stock options activity, and related information for the nine months ended December 31 follows:



                                                          2004                                   2003
                                             -------------------------------        -------------------------------
                                                                  Weighted                              Weighted
                                                                  Average                               Average
                                                                  Exercise                              Exercise
                                              Shares              Price                  Shares         Price
                                           ------------         ------------          ------------     ------------

Options outstanding, beginning of period      6,437,217              0.22              5,027,025           0.22
Options exercised                              (525,869)             0.09                      -              -
Options granted                                 270,000              0.32                261,087           0.34
Options forfeited/canceled                      (10,879)             0.71                 (1,104)          0.96
                                          -------------         ------------         -------------     ------------

Options outstanding, end of period            6,170,469              0.24              5,287,008           0.23
                                          =============         ============         =============     ============

Options exercisable, end of period            4,093,809              0.25              4,495,347           0.22
                                          =============         ============         =============     ============

The following summarizes information concerning stock options outstanding at December 31, 2004:

                                                              Weighted
                                                              Average              Weighted         Number         Weighted
                                                              Remaining            Average          Subject        Average
                                            Number            Contractual          Exercise         to             Exercise
                                            Outstanding       Life                 Price            Exercise       Price
                                           ---------------    -------------        -----------      ----------      ---------
Range of Exercise Prices

$0.0000 - $0.4250  . . . . . . . .          5,306,234                 8.5            0.17           3,229,574          0.13
$0.4251 - $0.8500. . . . . . .. .             832,985                 4.5            0.67             832,985          0.67
$0.8501 - $1.2750. . . . . . . . .             31,250                 2.9            1.15              31,250          1.15
                                           --------------       -------------      -----------     -----------     ---------

                                            6,170,469                 7.9            0.24           4,093,809          0.25
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

NOTE  B-OTHER  AGREEMENTS

On December 23, 2003, the Company entered into an Investment Agreement with Dutchess Private Equities Fund. That agreement provides that, following notice to Dutchess, the Company may sell to Dutchess up to $5 million in shares of our Common Stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of our Common Stock during the five day period following that notice. The number of shares that are permitted to sell pursuant to the Investment Agreement is either: (A) two hundred percent of the average daily volume of our Common Stock for the ten trading days prior to the applicable sale notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day we issue the notice, or (B) $25,000; provided that in no event will the sale be more than $1,000,000 with respect to any single sale.

Dutchess' obligation to purchase the Company's Common Stock is contingent upon certain closing conditions. Such conditions relate to the Investment Agreement and include: (i) that our representations and warranties are true and correct as of the funding date, (ii) that we have performed all of our covenants, agreements and conditions required to be performed by us, (iii) that trading of our Common Stock has not been suspended, (iv) that no statute, rule, regulation, executive order, decree, ruling or injunction is in force against the transactions contemplated in the Investment Agreement, (v) that no pending or threatened litigation exists, and (vi) that the SEC has declared effective a registration statement covering the shares to be purchased by Dutchess.

The Company entered into an agreement with CEOcast, Inc. (the "Consultant") an investor relations company from June 15, 2004 to December 15, 2004. During the term of this Agreement, the Company paid the Consultant $45,000 and issued 250,000 shares of Common Stock.


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS
----------------------------------------------

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, product and service demand and acceptance, changes in technology, ability to raise capital, the availability of appropriate acquisition candidates and/or business partnerships, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, government regulation and other risks described in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.



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

Our other business is the development and marketing of medical imaging software tools that automatically make accurate and precise measurements to diagnose bone disease. Our target markets for these products are hospitals, imaging centers and orthopedic office practices. Our initial product, the OsteoGram(R), is an automated system for the rapid screening, diagnosis and monitoring of osteoporosis, a disease that effects more than 200 million people worldwide.

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

The OsteoGram(R) was originally marketed as a film-based product that utilizes a standard hand x-ray film that is digitized on a desktop scanner. The image is then analyzed on a personal computer by means of the patented OsteoGram(R) software. This system is marketed to small hospitals, clinics and physician's offices. Last year we began marketing a DICOM, or Digital Imaging and Communications in Medicine, version of the OsteoGram software. The DICOM OsteoGram(R) was developed to take advantage of the growing market for digital (filmless) x-ray equipment. DICOM is the information standard that allows digital imaging equipment to interconnect, enabling clinicians to readily move, archive and retrieve images over networks. By residing on the workstations of these advanced digital systems, the OsteoGram(R) software can automatically capture and analyze images directly from either the x-ray equipment or the network. We license our DICOM OsteoGram software to manufacturers of digital x-ray and network equipment. In addition we enlist dedicated imaging distributors to sell our products in the after sale market.

For the quarter ended December 31, 2004 we continued to focus on the implementation of our DICOM OsteoGram(R) strategy. Our development team is now experienced in the integration of OsteoGram software into digital x-ray workstations, and as a result, future integration projects will progress more rapidly. Although our initial partnerships in this market have yielded mediocre results, we continue to believe the strategy is viable and that partnerships with the market leaders will be successful. We recently signed licensing and distribution agreements with Swissray International and SourceOne Healthcare Technologies. Swissray is the global market leader in direct digital x-ray equipment, and SourceOne is the largest imaging distributor in the United States. To assist SourceOne in their efforts, we are developing the OsteoGram CADKit and CADServer products that will enable distribution partners to readily connect the OsteoGram to the growing installed base of digital x-ray equipment. In addition to these partners, Fuji Medical Systems exhibited the DICOM OsteoGram at the 90th Scientific Assembly and Annual Meeting of the Radiological Society of North America (RSNA) in Chicago (November 29-December 3). Fuji Medical is the market leader in the computed radiography (CR) arena, and we hope to expand our relationship with this firm.

During October we completed the proof of principal phase of utilizing the OsteoGram on a digital mammography platform at a major teaching center. The global market for digital mammography is rapidly expanding, and these advanced units have a more consistent peak energy level than their analog predecessors, which produces an excellent image for OsteoGram analysis. One of the public health problems in stopping osteoporosis is to test and treat more at risk women. By combining the OsteoGram with mammography equipment, women can be conveniently tested for osteoporosis at the same time and on the same equipment as their routine mammogram. We were delighted that Fuji Medical displayed the OsteoGram in conjunction with their digital mammography image reader at the recent RSNA. We are planning a clinical trial in the second quarter of 2005 to validate the use of the OsteoGram on these new digital platforms.

Our ECG business grew significantly this quarter as we shipped a one-time order of nearly 100 new ECG terminals to the New York State Department of Correctional Services. These state-of-the-art terminals are transmitting to our new Schiller SEM@Net system, which will serve our ECG customers for years to come. The Internet capability of the SEM@Net will allow us to enter the international markets, where the cost of a telephone transmission was previously prohibitive. We believe that an overread by a U.S. based cardiologist could be a value-added service in those countries where cardiologists are not readily available.


RESULTS  OF  OPERATIONS  FOR THE QUARTER ENDED DECEMBER 31, 2004 COMPARED TO THE
--------------------------------------------------------------------------------
QUARTER  ENDED  DECEMBER  31,  2003.
------------------------------------

Revenues from ECG operations increased by 66% for the first quarter of fiscal 2005 to $669,000 from $402,000 for the same period in fiscal 2003, due to increase in ECG equipment sales. Revenues from the OsteoGram(R) sales and services for the first quarter of fiscal 2005 decreased by 86% to $8,000 from $58,000 due to continued delays in obtaining a CE Mark enabling European sales and a slower than expected ramp up of licensing partnerships.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold and OsteoGram(R) systems sold. Costs of services of ECG for the first quarter of fiscal 2005 increased by 16% to $138,000 from $119,000 for the same period in fiscal 2004, mostly due to increased of overread services and some overhead expenses related to the acquisition and renewal of certain contracted ECG accounts. Cost of goods sold of ECG for the first quarter of fiscal 2005 increased by 1373% to $221,000 from $15,000, primarily due to increase of ECG equipment sales. The cost of goods sold for OsteoGram(R) for the first quarter of fiscal 2005 decreased by 75% to $1,000 from $4,000 for the same period in fiscal 2004, primarily due to lower sales.

Selling expenses for the first quarter 2005 increased by 51% to $68,000 from $45,000, mostly due to increased trade shows and marketing expenses related to the OsteoGram (R) business.

General and administrative expenses for the first quarter of fiscal 2005 increased by 14% to $274,000 from $241,000 for the same period in fiscal 2004, primarily due to cash payment to our Directors that previously were accepting stock options in lieu of cash (see Stock-Based Compensation) and increased costs of investor relations.

Research and development costs for the first quarter of fiscal 2005 increased by 17% to $62,000 from $53,000 in fiscal 2004 due to contracted services and salary adjustments.

Depreciation expenses for the first quarter of fiscal 2005 decreased by 65% to $18,000 from $51,000 compared to fiscal 2004 due to a large portion of fixed assets that was fully amortized.

Interest income and dividends for the first quarter of fiscal 2005 increased by 20% to $6,000 from $5,000 due to increase of investments in marketable securities.

Other miscellaneous income was $8,000 for the first quarter of fiscal 2005 and none for the same period in fiscal 2004, mostly due to the reversal of a reserve related to a disputed charge from a utility company.

Net loss for the first quarter of fiscal 2005 increased by 52% to $93,000 from $61,000, primarily due to lower than expected sales of highly profitable OsteoGram (R) products.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

At December 31, 2004, we had approximately $272,000 in cash and marketable securities, as compared to a balance of $227,000 at September 30, 2004, a net increase of $45,000 primarily due to increased sales in ECG. Purchases of property, plant and equipment used $3,000 in the first quarter ended December 31, 2004.

We have historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. We also raise funds through the sale of Common and Preferred stock issuances and proceeds from the exercise of stock options and warrants.

CAPITAL  COMMITMENTS

We entered into an agreement with CEOcast, Inc,.an investor relations company, from June 15, 2004 to December 15, 2004. During the term of this Agreement, we paid CEOcast $45,000 and issued 250,000 shares of Common Stock.

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

FINANCING  ACTIVITIES

On  December  23,  2003,  we  entered into an Investment Agreement with Dutchess
Private Equities Fund. That agreement provides that, following notice to Dutchess, we may sell to Dutchess up to $5 million in shares of our Common Stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of our Common Stock during the five day period following that notice. The number of shares that are permitted to sell pursuant to the Investment Agreement is either: (A) two hundred percent of the average daily volume of our Common Stock for the ten trading days prior to the applicable sale notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day we issue the notice, or
(B) $25,000; provided that in no event will the sale be more than $1,000,000 with respect to any single sale.

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

During the fiscal quarter ended December 31, 2004, we sold 121,557 shares of Common Stock to Dutchess Private Equities Fund at $0.28 per share. Gross proceeds were $34,036.

PLAN  OF  OPERATIONS
--------------------

Our business strategy includes an increase in OsteoGram(R) revenue through OEM sales to manufactures of medical digital x-ray equipment and through direct sales through domestic and international distributors. We intend to finance this business strategy by using our current working capital resources and cash flows from existing operations, including the ECG and OsteoGram(R) businesses. There can be no assurance that the ECG and OsteoGram(R) sales will be sufficient to offset related expenses. We anticipate that our cash flow from operations, available cash and marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, in certain circumstances we may need to raise additional capital in the future, which might not be available on reasonable terms or at all. If we raise additional capital we will likely utilize our $5,000,000 available through the Investment Agreement with Dutchess Private Equities Fund. Failure to raise capital when needed could adversely impact our business, operating results and liquidity. If additional funds are raised through the issuance of equity or convertible securities, the percentage of ownership of existing stockholders will be reduced. Furthermore, some equity and convertible securities might have rights, preferences or privileges senior to our Common Stock. Our Common Stock is currently traded on the over-the-counter bulletin board, which makes it more difficult to raise funds through the issuance of equity or convertible securities because our Common Stock is thinly traded and those who wish to sell shares of our Common Stock may have difficulty locating buyers. Additional sources of financing may not be available on acceptable terms, if at all.

We intend to pursue additional research and/or sub-contractor agreements relating to our development projects. Additionally, we may seek partners and acquisition candidates of businesses that are complementary to our own. Such investments would be subject to our obtaining financing through issuance of debt or other securities. Acquisition could be dilutive to stockholders.

MATERIAL  TRENDS  AND  UNCERTAINITIES
-------------------------------------

We are disappointed by the rate of progress in commercializing the Digital Communications and Imaging in Medicine (DICOM) OsteoGram, and we expect that our distribution partners will accelerate their efforts to incorporate our product into their sales training schedules in early fiscal 2005. The Chinese market continues to be a disappointment, mainly due to delays in a government sponsored program to bring osteoporosis testing to rural areas. We experienced a slowing of sales for our older, film-based unit; however, we laid the groundwork for the introduction of our DICOM version of the OsteoGram(R) by expanding distribution to include Siemens AG, Orex's local partner.

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

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

There was no change in our internal control over financial reporting during our first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART  II  OTHER  INFORMATION


ITEM  1  LEGAL  PROCEEDINGS

None.

ITEM  2   UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

During the fiscal quarter ended December 31, 2004, we issued an aggregate of 647,426 shares of Common Stock, of which 505,869 shares were exercise of stock options by directors, 20,000 shares by a consultant and 121,557 shares sold to Dutchess Private Equities Fund at $0.28.

All sales were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated hereunder. All proceeds received were added to the Company's working capital.

ITEM  3        DEFAULTS  UPON  SENIOR  SECURITIES

None

ITEM  4       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5      OTHER  INFORMATION

None

ITEM  6.         EXHIBITS

NUMBER          DESCRIPTION  OF  EXHIBIT
------          ------------------------

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

10.5 Amendment to Employment Agreement between the Registrant and John McLaughlin (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-QSB filed on December 29, 2004 and incorporated herein by reference).

10.6 2003 Stock Incentive Plan (filed as Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed on June 2, 2003 and incorporated herein by reference).

10.7 Amendment to Commercial Office Lease between the Registrant and L.A.T. Investment Corporation (filed as Exhibit 10.6 to the Registrant's Quarterly Report on
Form  10-QSB  filed  on December 29, 2004 and incorporated herein by reference).

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

31.1  Certification  Pursuant  to 18 U.S.C. Section 7241, as Adopted Pursuant to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002

31.2  Certification  Pursuant  to 18 U.S.C. Section 7241, as Adopted Pursuant to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002

32.1  Certification  Pursuant  to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002

32.1  Certification  Pursuant  to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMPUMED, INC.


Date  February  11,  2005     By:  /s/  John  G.  McLaughlin
                                 ---------------------------
                                 John  G.  McLaughlin
                                 President  and  Chief  Executive  Officer
                                (Chief  Executive  Officer)

Date  February  11,  2005     By:  /s/  Phuong  Dang
                                 -------------------
                                 Phuong  Dang
                                 Controller  (Principal  Financial  and
                                 Accounting  Officer)