Form 10QSB
period 2005-03-31
COMPUMED INC
filed 2005-05-16
CIK 700998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                 ACT OF 1934. FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-14210

                                 COMPUMED, INC.
                                 --------------

        (exact name of small business issuer as specified in its charter)


                DELAWARE                                   95-2860434
    -----------------------------------              --------------------
    (State  or  Other  Jurisdiction  of               (I.R.S.  Employer
     Incorporation  or  Organization)                Identification  No.)

           5777 WEST CENTURY BLVD., SUITE 1285, LOS ANGELES, CA 90045
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 258-5000
                                 --------------
                           (issuer's telephone number)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days. Yes X No

As  of  April  30,  2005,  we had 21,090,044 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ]    No  [ X ]

                         COMPUMED, INC. AND SUBSIDIARIES


                              TABLE OF CONTENTS

PART  I.  FINANCIAL INFORMATION
--------------------------------
Item  1.  Financial Statements.

Item  2.  Management's Discussion and Analysis or Plan of Operation.

Item  3.  Controls and Procedures.


PART  II. OTHER INFORMATION
----------------------------
Item  1.  Legal Proceedings.

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Item  3.  Defaults Upon Senior Securities.

Item  4.  Submission of Matters to a Vote of Security Holders.

Item  5.  Other Information.

Item  6.  Exhibits and Reports on Form 8-K.

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES

                                                  FINANCIAL INFORMATION
                                                      BALANCE  SHEETS
                                                      COMPUMED,  INC.

                                                                    March 31, 2005              SEPTEMBER 30, 2004
                                                                  ------------------            -------------------
                                                                     (UNAUDITED)
                                                                  ------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                 $ 120,000                       $ 62,000
Marketable securities, at fair market value  . . . . . . . . . .            145,000                        165,000
Accounts receivable, less allowance of $24,000 (March 2005)
 and $21,000 (September 2004). . . . . . . . . . . . . . . . . .            271,000                        297,000
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .             25,000                         31,000
Prepaid expenses and other current assets. . . . . . . . . . . .             23,000                         38,000
                                                                  ------------------            -------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .            584,000                        593,000


PROPERTY AND EQUIPMENT
Machinery and equipment. . . . . . . . . . . . . . . . . . . . .          1,243,000                      1,307,000
Furniture, fixtures and leasehold improvements . . . . . . . . .             78,000                         78,000
Equipment under capital leases . . . . . . . . . . . . . . . . .            178,000                         50,000
                                                                  ------------------            -------------------
                                                                          1,499,000                      1,435,000

Accumulated depreciation and amortization. . . . . . . . . . . .         (1,244,000)                    (1,293,000)
                                                                  ------------------            -------------------
TOTAL PROPERTY AND EQUIPMENT                                                255,000                        142,000

OTHER ASSETS
Patents, net of accumulated amortization of $5,000 (March 2005)
and $4,000 (September 2004). . . . . . . . . . . . . . . . . . .             71,000                         66,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .             11,000                         12,000
                                                                  ------------------            -------------------
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . .. . . . . .             82,000                         78,000

TOTAL ASSETS                                                               $921,000                       $813,000
                                                                  ==================            ===================
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable                                                          $ 216,000                       $160,000
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .            121,000                         88,000
Current portion of capital lease obligations . . . . . . . . . .             18,000                          8,000
                                                                  ------------------            -------------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . .            355,000                        256,000

Capital lease obligations, less current portion                              79,000                         39,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting  -
    issued and outstanding - 8,400 shares. . . . . . . . . . . .              1,000                          1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
   issued and outstanding - 300 shares. . . . . . . . . . . . .                   -                              -

Common Stock, $.01 par value-authorized 50,000,000 shares,
   issued and outstanding - 20,386,671 shares (March 2005)
   issued and outstanding - 19,599,812 shares (September 2004)              205,000                        197,000

Additional paid in capital . . . . . . . . . . . . . . . . . . .         32,643,000                     32,520,000

Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .        (32,379,000)                   (32,253,000)

Accumulated other comprehensive income . . . . . . . . . . . . .             25,000                         53,000

Deferred stock compensation. . . . . . . . . . . . . . . .                   (8,000)                             -
                                                                  ------------------            -------------------

TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .            487,000                        518,000
                                                                  ------------------            -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $921,000                       $813,000
                                                                  ==================            ===================
See notes to condensed financial statements.





                                                       STATEMENT  OF  OPERATIONS  (UNAUDITED)
                                                                 COMPUMED,  INC.



                                                      Three Months Ended          Six Months Ended
                                                           March 31,                 March 31,
                                                   ----------------------    ----------------------


                                                        2005         2004         2005         2004
                                                   ---------    ---------    ---------    ---------
REVENUE FROM OPERATIONS
ECG services. . . . . . . . . . . . . .              451,000      407,000      850,000      791,000
ECG product and supplies sales. . . . .               71,000       25,000      341,000       43,000
OsteoGram (R) sales and services. . . .               12,000       29,000       20,000       87,000
                                                   ---------    ---------    ---------    ---------
                                                     534,000      461,000    1,211,000      921,000
COSTS AND EXPENSES
Costs of ECG services . . . . . . . . .              154,000      124,000      292,000      243,000
Cost of goods sold-ECG. . . . . . . . .               48,000       18,000      269,000       33,000
Cost of goods sold - OsteoGram (R). . .                2,000            -        3,000        4,000
Selling expenses. . . . . . . . . . . .               62,000       57,000      130,000      102,000
Research & development. . . . . . . . .               55,000       55,000      117,000      108,000
General and administrative expenses . .              226,000      275,000      500,000      516,000
Depreciation and amortization . . . . .               18,000       43,000       36,000       94,000
                                                   ---------    ---------    ---------    ---------
                                                     565,000      572,000    1,347,000    1,100,000
                                                   ---------    ---------    ---------    ---------
OPERATING LOSS. . . . . . . . . . . . .              (31,000)    (111,000)    (136,000)    (179,000)

Interest Income and dividends . . . . .                2,000        4,000        8,000        9,000
Other miscellaneous income. . . . . . .                    -       28,000        8,000       28,000
Realized gain on marketable securities.                    -            -            -        2,000
Interest expense. . . . . . . . . . . .               (4,000)           -       (6,000)           -
                                                   ---------    ---------    ---------    ---------
NET LOSS. . . . . . . . . . . . . . . .              (33,000)     (79,000)    (126,000)    (140,000)
                                                   ---------    ---------    ---------    ---------
NET LOSS PER SHARE (Basic and diluted).                (0.00)       (0.00)       (0.01)       (0.01)
Weighted average number of common
shares outstanding. . . . . . . . . . .           20,308,016   17,951,034   20,093,325   17,951,034




                                     STATEMENT OF CASH FLOWS (UNAUDITED)
                                                COMPUMED, INC.



                                                                                                Six Months Ended March 31,

                                                                                                       2005       2004
                                                                                                   ---------  ---------
OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (126,000)  (140,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized gain/loss on marketable securities . . . . . . . . . . . . . . . . . .                           -     (2,000)
Amortization of deferred stock compensation . . . . . . . . . . . . . . . . . .                           -     25,000
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .                      36,000     94,000
Decrease (Increase) in accounts receivable. . . . . . . . . . . . . . . . . . .                      26,000    (13,000)
Decrease (Increase) in inventory and prepaid expenses . . . . . . . . . . . . .                      21,000    (10,000)
Decrease in accounts payable and other liabilities. . . . . . . . . . . . . . .                      20,000     33,000
                                                                                                   ---------  ---------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .                     (23,000)   (13,000)

CASH FLOW FROM INVESTING ACTIVITIES:. . . . . . . . . . . . . . . . . . . . . .                           -          -
Proceeds from selling of marketable securities. . . . . . . . . . . . . . . . .                           -      7,000
Investments in purchase of  marketable securities . . . . . . . . . . . . . . .                      (8,000)         -
Purchase of other asset . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (5,000)    (7,000)
Purchase of property, plant and equipment . . . . . . . . . . . . . . . . . . .                     (20,000)   (11,000)
                                                                                                   ---------  ---------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .                     (33,000)   (11,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option. . . . . . . . . . . . . . . . . . . . .                      48,000          -
Net offering of the investment agreement with Dutchess Private Equities Fund. .                      75,000          -
Payments on capital lease obligations . . . . . . . . . . . . . . . . . . . . .                      (9,000)    (4,000)
                                                                                                   ---------  ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES . . . . . . . . . . . . . .                     114,000     (4,000)

NET [INCREASE] DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . .                      58,000    (28,000)

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . .                      62,000     66,000
                                                                                                   ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . . . . . . . . . . . . . .                     120,000     38,000

SUPPLEMENTAL DISCLOSURES:
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       6,000          -
Disposal of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .                      84,000          -


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 COMPUMED, INC.

NOTE  A  -  BASIS  OF  PRESENTATION  AND  ACCOUNTING  POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the financial statements for the year ended September 30, 2004 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

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

The options were valued in accordance with SFAS 123 totaling $68,000 and $65,000 for the six months ended March 31, 2005 and 2004, respectively, and the fair values were estimated using Black-Scholes option pricing method with the following assumptions:



                                                For The Six Months Ended
                                          March 31, 2005        March 31, 2004
                                          --------------        --------------
Risk free interest rate                       4.23%                4.28%
Stock volatility factor                         33%                  54%
Weighted average expected option life      10 years             10 years
Expected dividend yield                        None                 None

The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:


                                              Three Months Ended March 31,                Six Months Ended March 31,


                                                 2005                     2004                     2005         2004
                                             ---------                ---------                ---------    ---------
Net loss as reported. . . . .                 (33,000)                 (79,000)                (126,000)    (140,000)

Basic and diluted loss per
share as reported . . . . . .                   (0.00)                   (0.00)                   (0.01)       (0.01)

Add: stock based employee
compensation cost . . . . . .                       -                        -                        -       24,000
included in determination
of net loss reported

Deduct: stock-based
employee compensation cost. .                 (20,000)                  (5,000)                 (36,000)     (50,000)
that would have been
included in the determination
of net loss if the fair value
method had been applied
to all awards

Pro forma net loss if the
fair value based method. . .                  (53,000)                 (84,000)                (162,000)    (166,000)
had been applied to all
awards

Basic and diluted pro forma
loss per share if the
fair value based method had
been applied for . . . . . .                    (0.00)                   (0.00)                   (0.01)       (0.01)
all awards

                                           20,308,016               17,951,034               20,093,325   17,951,034


A summary of the stock options activity and related information for the six months ended March 31 follows:



                                         2005                                2004
                              --------------------------          --------------------------
                                               Weighted-                           Weighted-
                                               Average                             Average
                                               Exercise                            Exercise
                                Shares         Price                Shares         Price
                              -----------    -----------          -----------    -----------
Options outstanding,
beginning of period            6,437,217           0.22            5,027,025           0.22
Options exercised                525,869           0.09                    -              -
Options granted                  270,000           0.32              261,087           0.34
Options forfeited/canceled       (10,879)          0.71               (1,104)          0.96
                              -----------    -----------          -----------    -----------
Options outstanding,
end of period                  6,170,469           0.24            5,287,008           0.23
                              ===========    ===========          ===========    ===========
Options exercisable,
end of period                  4,093,809           0.25            4,495,347           0.22
                              ===========    ===========          ===========    ===========

The following summarizes information concerning stock options outstanding at March 31, 2005:



                              Weighted        Weighted          Number          Weighted
                              Average         Remaining         Average         Subject
                              Number          Contractual       Exercise        to
                              Outstanding     Life              Price           Exercise
Range of exercise prices

0.0000 - $0.4250 . . . .       5,306,234             8.3          0.1653       3,229,574
0.4251 - $0.8500 . . . .         832,985             4.2          0.6734         832,985
0.8501 - $1.2750 . . . .          31,250             2.6          1.1540          31,250
                               ---------       ---------       ---------       ---------
                               6,170,469             7.7          0.2389       4,093,809
                               =========       =========       =========       =========

PER  SHARE  DATA
----------------

The Company reports its earnings (loss) per share in accordance with Statement of Financial Accounting Standards No.128, "Accounting for Earnings Per Share" ("FAS 128"). Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and the effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations of diluted loss per share because the effect would be anti-dilutive.

NOTE  B  -  OTHER  AGREEMENTS

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

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS
----------------------------------------------

This Report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends," "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, product and service demand and acceptance, changes in technology, ability to raise capital, the availability of appropriate acquisition candidates and/or business partnerships, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, government regulation and other risks described in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW
--------

Our traditional core business is providing remote electrocardiogram or ECG interpretation services to medical facilities that may not have access either to trained physicians that can interpret ECG results or to self-interpreting ECG equipment. Our customers are typically correctional facilities, ambulatory surgery centers, occupational health clinics, and physician offices. Although self-interpreting ECG equipment is widely available, many of our customers like the optional feature of automatically sending their ECG results to one of our cardiologists for an overread when the results are abnormal. This overread feature is a key advantage that enables us to market our services in segments of the market where physicians may not be available on a routine basis. We are evaluating new opportunities for our ECG business; however, we could lose customers who choose to receive services from a competitor or who purchase a self-interpretive machine and no longer need our ECG interpretations. If we were to lose existing customers, they may be difficult to replace, and that could have a material adverse impact on our operations and financial condition.

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

Osteoporosis is a "silent disease" that costs the U.S. healthcare system over $17 billion annually. Medicare is currently scrutinizing methods to lower the costs of fighting this largely preventable disease through point-of-care testing of "at risk" patients with fragility fractures. We believe that convenient, low-cost methods of screening and diagnosing will become increasingly desirable as hospitals comply with recent initiatives directing them to test for and treat this insidious disease. Recent guidelines in the United Kingdom favor the use of peripheral devices, such as ours, as front-line screening tools, since expensive DXA equipment is not readily available. DXA technology is considered the "Gold Standard" for the diagnosis of osteoporosis, and DXA platforms typically cost from $80-150,000.

The OsteoGram(R) was originally marketed as a film-based product that utilizes a standard hand x-ray film that is digitized on a desktop scanner. The image is then analyzed on a personal computer by means of the patented OsteoGram(R) software. This system is still marketed to small hospitals, clinics, and physician offices. Last year, we began marketing a Digital Imaging and Communications in Medicine or DICOM version of the OsteoGram software. The DICOM OsteoGram(R) was developed to take advantage of the growing market for digital, or filmless, x-ray equipment. DICOM is the information standard that allows digital imaging equipment to interconnect, enabling clinicians to readily move, archive and retrieve images over networks. By residing on the workstations of these advanced digital systems, the OsteoGram(R) software can automatically capture and analyze images directly from either the x-ray equipment or the network. We license our DICOM OsteoGram software to manufacturers of digital x-ray and network equipment. In addition we enlist dedicated imaging distributors to sell our products in the after sale market.

In addition, we have a new product the OsteoGram CADK which is an application workstation that can be readily plugged into a digital x-ray platform in the after-sale market. We expect that distributors will adapt the CADKit approach to selling our OsteoGram product in the growing market for digital imaging platforms.

Our development team concluded a small study late last year for "proof-of-principal" that the OsteoGram functions on full field digital mammography equipment. The global market for digital mammography is rapidly expanding and by combining the OsteoGram with mammography equipment, women can be conveniently tested for osteoporosis at the same time and on the same equipment as their routine mammogram. We believe this strategy is sound and we have undertaken a clinical trial at a major teaching hospital to validate the application on digital mammography platforms. A provisional patent application was filed in November 2004 to protect our intellectual property rights in this area.

RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  AND  SIX MONTHS ENDED MARCH 31, 2005
--------------------------------------------------------------------------------
COMPARED  TO  THE  SAME  PERIOD  IN  FISCAL  2004.
--------------------------------------------------

Revenues from ECG operations increased by 21% for the second quarter of fiscal 2005 to $522,000 from $432,000 in fiscal 2004, and during the six months ended March 31, 2005 increased by 43% to $1,191,000 from $834,000 for the same period in fiscal 2004, due to increased shipments of new ECG equipment and increased transmissions from new and existing accounts. Revenues from the OsteoGram(R) sales and services for the second quarter of fiscal 2005 decreased by 59% to $12,000 from $29,000 in fiscal 2004, and for the six months ended March 31, 2005 decreased by 77% to $20,000 from $87,000 for the same period in fiscal 2004, due to slower than expected ramp up of licensing partnerships and reimbursement issues in the Chinese market.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold and OsteoGram(R) systems sold. Costs of services of ECG for the second quarter of fiscal 2005 increased by 24% to $154,000 from $124,000 in fiscal 2004, and for the six months ended March 31, 2005 increased by 20% to $292,000 from $243,000 for the same period in fiscal 2004, mostly due to increases in overread service revenue and some overhead expenses related to the acquisition and renewal of certain contracted ECG accounts. Cost of goods sold of ECG for the second quarter of fiscal 2005 increased by 167% to $48,000 from $18,000 for the same period of fiscal 2004, and during the six months ended March 31, 2005 increased by 715% to $269,000 to $33,000 for the same period in fiscal 2004, primarily due to increased ECG equipment sales. The cost of goods sold for OsteoGram(R) for the second quarter of fiscal 2005 was $2,000 and $0 in fiscal 2004, and for the six months ended
March 31, 2005 decreased by 25% to $3,000 from $4,000 for the same period in fiscal 2004, mostly due to lower sales.

Selling expenses for the second quarter 2005 increased by 9% to $62,000 from $57,000 in fiscal 2004, and for the six months ended March 31, 2005 increased by 27% to $130,000 from $102,000 for the same period in fiscal 2004, mostly due to increased travel expenses relating to trade shows and training.

General and administrative expenses for the second quarter of fiscal 2005 decreased by 18% to $226,000 from $275,000 in fiscal 2004, and for the six months ended March 31, 2005 decreased by 3% to $500,000 from $516,000 for the same period in fiscal 2004, primarily due to reduction of legal expenses.

Research and development costs for the second quarter of fiscal 2005 and fiscal 2004 remained the same as $55,000, and during the six months ended March 31, 2005 increased by 8% to $117,000 from $108,000 for the same period of fiscal 2004, due to contracted services and salary adjustments.

Depreciation expenses for the second quarter of fiscal 2005 decreased by 58% to $18,000 from $43,000 in fiscal 2004, and for the six months ended March 31, 2005 decreased by 62% to $36,000 from $94,000 for the same period in fiscal 2004, due to a large portion of fixed assets that was fully amortized.

Interest income and dividends for the second quarter of fiscal 2005 decreased by 50% to $2,000 from $4,000 in fiscal 2004, and for the six months ended March 31, 2005 decreased by 11% to $8,000 from $9,000 for the same period in fiscal 2004, mostly due to changing investments in marketable securities.

Other miscellaneous income for the second quarter of fiscal 2005 was $0 and $28,000 in fiscal 2004, and for the six months ended March 31, 2005 and 2004 was $8,000 and $28,000, respectively, due to a reversal of a reserve related to operating business expenses.

Net loss for the second quarter of fiscal 2005 decreased by 58% to $33,000 from $79,000 in fiscal 2004, and for the six months ended March 31, 2005 decreased by 10% to $126,000 from $140,000 for the same period in fiscal 2004, due to higher sales in the ECG business and reduction of some overhead expenses.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

At March 31, 2005, we had approximately $265,000 in cash and marketable securities, as compared to a balance of $227,000 at September 30, 2004, a net increase of $38,000 primarily due to increased sales in ECG. Purchases of property, plant, and equipment used $5,000 in the second quarter ended March 31, 2005.

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

We entered into a long-term agreement with John McLaughlin effective November 2, 2002 through September 30, 2004. This agreement provides a base salary of $150,000 per year and a bonus up to $150,000 based on performance factors including revenue, profit and the accomplishment of certain key milestones. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of Common Stock at an exercise price of $0.20 per share upon acceptance of the agreement. On September 2004, the Board passed a resolution to extend this contract for an additional year to 2005.

Each of our Directors receives an annual Board of Directors fee of $12,000, which is paid to each Director in equal monthly installments. The Chairman receives an additional $4,800. In addition to the Board of Directors fee, Directors receive an additional $1,000 per meeting when they serve as a member of the Executive, Audit or Compensation Committee. Such amount is reduced to $350 if the committee meeting is held by teleconference or on the same day as a board meeting.

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

During the second quarter and the six months ended March 31, 2005, we sold 139,433 and 260,990 shares of Common Stock to Dutchess Private Equities Fund, respectively, at an average of $0.29 per share. The gross proceeds were $42,000 and $75,000 respectively.

PLAN  OF  OPERATIONS
--------------------

Our business strategy includes an increase in OsteoGram(R) revenue through sales to manufactures of medical digital x-ray equipment and through direct sales via domestic and international distributors. We intend to finance this business strategy by using our current working capital resources and cash flows from existing operations, including the ECG and OsteoGram(R) businesses. There can be no assurance that the ECG and OsteoGram(R) sales will be sufficient to offset related expenses. We anticipate that our cash flow from operations, available cash, and marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, in certain circumstances we may need to raise additional capital in the future, which might not be available on reasonable terms or at all. If we raise additional capital, we will likely utilize our $5,000,000 available through the Investment Agreement with Dutchess Private Equities Fund. Failure to raise capital when needed could adversely impact our business, operating results, and liquidity. If additional funds are raised through the issuance of equity or convertible securities, the percentage of ownership of existing stockholders will be reduced. Furthermore, some equity and convertible securities might have rights, preferences or privileges senior to our Common Stock. Our Common Stock is currently traded on the over-the-counter bulletin board, which makes it more difficult to raise funds through the issuance of equity or convertible securities because our Common Stock is thinly traded and those who wish to sell shares of our Common Stock may have difficulty locating buyers. Additional sources of financing may not be available on acceptable terms, if at all.

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

MATERIAL  TRENDS  AND  UNCERTAINITIES
-------------------------------------

We are disappointed by the rate of progress in commercializing the Digital Communications and Imaging in Medicine or DICOM OsteoGram, and we expect that our distribution partners will accelerate their efforts to incorporate our product into their sales training schedules in the near future. The Chinese market continues to be a disappointment, mainly due to reimbursement issues and delays in a government sponsored program to bring osteoporosis testing to rural areas.

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

We have a significant amount of property, equipment and intangible assets, including patents. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we review our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived and amortizable intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future operating cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their fair value.

We follow the provisions of Staff Accounting Bulletin, or SAB 101, "Revenue Recognition in Financial Statements", for revenue recognition. Under SAB 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured. In December 2003, the SEC issued Staff
Accounting Bulletin SAB No. 104, "Revenue Recognition", which revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our results of operations, financial position or cash flows.

ITEM  3.  CONTROLS  AND  PROCEDURES.

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

Based on management's evaluation, with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and regulations.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

There was no change in our internal control over financial reporting during our second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

None.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

During the second quarter and the six months ended March 31, 2005, we sold 139,433 and 260,990 shares of Common Stock to Dutchess Private Equities Fund at an average of $0.29 per share. The gross proceeds were $42,000 and $75,000 respectively.

All sales were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated hereunder. All proceeds received were added to the Company's working capital.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Number          Description  of  Exhibit
-----------     ----------------------------

3.1 Certificate of Incorporation (filed as Exhibit 3.1 to the Form S-1 effective May 7, 1992, and incorporated herein by reference).

3.2  Certificate  of  Amendment  of  Certificate  of  Incorporation (included as
Exhibit 3.1a to the Form S-2/A filed June 28, 1994, and incorporated herein by reference).

3.3  Certificate  of  Amendment  of  Certificate  of  Incorporation (included as
Exhibit 3.1b to the Form S-2/A filed November 7, 1994, and incorporated herein by reference).

3.4 Certificate of Correction of Certificate of Amendment (included as Exhibit 3.1c to the Form S-2/A filed November 7, 1995, and incorporated herein by reference).

3.5 By-Laws (included as Exhibit 3.5 to the Form 10-QSB filed February 13, 2004, and incorporated herein by reference).

3.6 Amendment to By-laws (included as Exhibit 3.6 to the Form 10-QSB filed February 13, 2004, and incorporated herein by reference).

4.1  Certificate  of Designation of Class A Preferred Stock (included as Exhibit
4.5 to the Form 10-KSB filed December 29, 1995, and incorporated herein by reference).

4.2  Certificate  of Designation of Class B Preferred Stock (included as Exhibit
4.6 to the Form 10-KSB filed December 29, 1995, and incorporated herein by reference).

4.3  Certificate  of Designation of Class C Preferred Stock (included as Exhibit
3.1 to the Form 8-K filed January 9, 1998, and incorporated herein by reference).

4.4 Certificate of Correction for Class C Preferred Stock (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on January 9, 1998 and incorporated herein by reference).

4.5 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 25, 2004 (included as Exhibit 10.10 to the Form SB-2 filed February 27, 2004, and incorporated herein by reference).

10.1 Commercial Office Lease between the Company and L.A.T. Investment Corporation, dated August 16, 1999 (included as Exhibit 10.24 to the Form 10-KSB filed December 29, 1999, and incorporated herein by reference).

10.2 Form of Stock Option Agreement (included as Exhibit 10.5 to the Form 10-QSB filed August 14, 2002, and incorporated herein by reference).

10.3 Employment Agreement between the Company and John McLaughlin, dated November 2, 2002 (included as Exhibit 10.6 to the Form 10-QSB filed February 14, 2003, and incorporated herein by reference).

10.4 Amendment to Employment Agreement between the Company and John McLaughlin (included as Exhibit 10.5 to the Form 10-KSB filed December 29, 2004, and incorporated herein by reference).

10.5 Amendment to Commercial Office Lease between the Company and L.A.T. Investment Corporation (included as Exhibit 10.6 to the Form 10-KSB filed December 29, 2004, and incorporated herein by reference).

10.6 Investment Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 25, 2004 (included as Exhibit 10.9 to the Form SB-2 filed February 27, 2004, and incorporated herein by reference).

10.7 Placement Agent Agreement between the Company, Charleston Capital Securities, and Dutchess Private Equities Fund, L.P., dated February 25, 2004 (included as Exhibit 10.11 to the Form SB-2 filed February 27, 2004, and incorporated herein by reference).

10.8 Amended and Restated 2003 Stock Incentive Plan (included as Exhibit 10.1 to the Form S-8 filed April 13, 2005, and incorporated herein by reference).

31.1  Certification  Pursuant  to 18 U.S.C. Section 7241, as Adopted Pursuant to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

31.2  Certification  Pursuant  to 18 U.S.C. Section 7241, as Adopted Pursuant to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002.

32.1  Certification  Pursuant  to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMPUMED, INC.


     Date  May 16,  2005     By:  /s/  John  G.  McLaughlin
                                       ---------------------------
                                       John  G.  McLaughlin
                                       President  and  Chief  Executive  Officer
                                      (Chief  Executive  Officer)

     Date  May 16,  2005     By:  /s/  Phuong  Dang
                                       -------------------
                                       Phuong  Dang
                                       Controller  (Principal  Financial  and
                                       Accounting  Officer)