Form 10QSB
period 2005-06-30
COMPUMED INC
filed 2005-08-15
CIK 700998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days. Yes [ X ] No [ ]

As  of  July  31,  2005,  we  had 22,920,609 shares of Common Stock outstanding.

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

Item  3.  Defaults  Upon  Senior  Securities.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

Item  5.  Other  Information.

Item  6.  Exhibits  and  Reports  on  Form  8-K.



                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES


                                                  FINANCIAL INFORMATION
                                                      BALANCE  SHEETS
                                                      COMPUMED,  INC.
                                                                    June 30, 2005              SEPTEMBER 30, 2004
                                                                  ------------------            -------------------
                                                                     (UNAUDITED)
                                                                  ------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                 $ 141,000                       $ 62,000
Marketable securities, at fair market value  . . . . . . . . . .            148,000                        165,000
Accounts receivable, less allowance of $24,000 (June 2005)
 and $21,000 (September 2004). . . . . . . . . . . . . . . . . .            315,000                        297,000
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .             29,000                         31,000
Prepaid expenses and other current assets. . . . . . . . . . . .             29,000                         38,000
                                                                  ------------------            -------------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .            662,000                        593,000


PROPERTY AND EQUIPMENT
Machinery and equipment. . . . . . . . . . . . . . . . . . . . .          1,235,000                      1,307,000
Furniture, fixtures and leasehold improvements . . . . . . . . .             78,000                         78,000
Equipment under capital leases . . . . . . . . . . . . . . . . .            183,000                         50,000
                                                                  ------------------            -------------------
                                                                          1,496,000                      1,435,000

Accumulated depreciation and amortization. . . . . . . . . . . .         (1,255,000)                    (1,293,000)
                                                                  ------------------            -------------------
TOTAL PROPERTY AND EQUIPMENT                                                241,000                        142,000

OTHER ASSETS
Patents, net of accumulated amortization of $5,000 (June 2005)
 and $4,000 (September 2004) . . . . . . . . . . . . . . . . . .             78,000                         66,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .             13,000                         12,000
                                                                  ------------------            -------------------
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . .. . . . . .             91,000                         78,000

TOTAL ASSETS                                                               $994,000                       $813,000
                                                                  ==================            ===================
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable                                                          $ 129,000                       $160,000
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .            120,000                         88,000
Current portion of capital lease obligations . . . . . . . . . .             33,000                          8,000
                                                                  ------------------            -------------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . .            282,000                        256,000

Capital lease obligations, less current portion                              134,000                         39,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting  -
    issued and outstanding - 8,400 shares. . . . . . . . . . . .              1,000                          1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
   issued and outstanding - 300 shares. . . . . . . . . . . . .                   -                              -

Common Stock, $.01 par value - authorized 50,000,000 shares, issued and outstanding - 21,304,922 shares (June 2005)
   issued and outstanding - 19,599,812 shares (September 2004)              214,000                        197,000

Additional paid in capital . . . . . . . . . . . . . . . . . . .         32,775,000                     32,520,000

Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .        (32,430,000)                   (32,253,000)

Accumulated other comprehensive income . . . . . . . . . . . . .             25,000                         53,000

Deferred stock compensation. . . . . . . . . . . . . . . .                   (7,000)                             -
                                                                  ------------------            -------------------

TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .            578,000                        518,000
                                                                  ------------------            -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $994,000                       $813,000
                                                                  ==================            ===================

See notes to condensed financial statements.


                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 COMPUMED, INC.

                                                      Three Months Ended          Nine Months Ended
                                                            June 30,                   June 30,
                                                      ----------------------    ----------------------

                                                         2005         2004         2005         2004
                                                      --------    ---------    ---------    ---------
REVENUE FROM OPERATIONS
ECG services. . . . . . . . . . . . . . . . . . .     449,000      401,000    1,299,000    1,192,000
ECG product and supplies sales. . . . . . . . . .      53,000       20,000      394,000       63,000
OsteoGram (R) sales and services. . . . . . . . .      52,000       42,000       72,000      129,000
                                                      --------    ---------    ---------    ---------
                                                      554,000      463,000    1,765,000    1,384,000
COSTS AND EXPENSES
Costs of ECG services . . . . . . . . . . . . . .     149,000      129,000      441,000      372,000
Cost of goods sold - ECG. . . . . . . . . . . . .      28,000       14,000      297,000       47,000
Cost of goods sold - OsteoGram(R) . . . . . . . .       6,000        2,000        9,000        6,000
Selling expenses. . . . . . . . . . . . . . . . .      74,000       68,000      204,000      170,000
Research & development. . . . . . . . . . . . . .      78,000       56,000      195,000      164,000
General and administrative expenses . . . . . . .     263,000      231,000      763,000      747,000
Depreciation and amortization . . . . . . . . . .      26,000       31,000       62,000      125,000
                                                      --------    ---------    ---------    ---------
                                                      624,000      531,000    1,971,000    1,631,000
                                                      --------    ---------    ---------    ---------
OPERATING LOSS. . . . . . . . . . . . . . . . . .     (70,000)     (68,000)    (206,000)    (247,000)

Interest Income and dividends . . . . . . . . . .       4,000        4,000       12,000       13,000
Other miscellaneous income. . . . . . . . . . . .           0       17,000        8,000       45,000
Realized gain on marketable securities. . . . . .      19,000        7,000       19,000        9,000
Interest expense. . . . . . . . . . . . . . . . .      (4,000)           0      (10,000)           0
                                                      --------    ---------    ---------    ---------
NET LOSS. . . . . . . . . . . . . . . . . . . . .     (51,000)     (40,000)    (177,000)    (180,000)
                                                      --------    ---------    ---------    ---------
NET LOSS PER SHARE (Basic and diluted). . . . . .       (0.00)       (0.00)       (0.01)       (0.01)
Weighted average number of common
shares outstanding. . . . . . . . . . . . . . . .  21,109,519   18,062,355   20,438,626   17,988,141



                                 COMPUMED, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                                  Nine Months Ended June 30,

                                                                                                        2005       2004
                                                                                                     ----------  ---------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (177,000)  (180,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on marketable securities . . . . . . . . . . . . . . . . . . . . .                     (19,000)    (9,000)
Amortization of deferred stock compensation. . . . . . . . . . . . . . . . . . .                       1,000     25,000
Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . .                      62,000    125,000
Increase in accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .                     (18,000)   (56,000)
Decrease (Increase) in inventory and prepaid expenses. . . . . . . . . . . . . .                      11,000    (12,000)
Decrease in accounts payable and other liabilities . . . . . . . . . . . . . . .                       1,000     23,000
                                                                                                     ----------  ---------
NET CASH USED IN OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . . .                    (139,000)   (84,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from selling of marketable securities . . . . . . . . . . . . . . . . .                      55,000     54,000
Investments in purchase of marketable securities . . . . . . . . . . . . . . . .                     (47,000)         -
Purchase of other asset. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (14,000)   (14,000)
Purchase of property, plant and equipment. . . . . . . . . . . . . . . . . . . .                     (27,000)   (11,000)
                                                                                                     ----------  ---------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES. . . . . . . . . . . . . . .                     (33,000)    29,000

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option . . . . . . . . . . . . . . . . . . . . .                      93,000     36,000
Net offering of the investment agreement with Dutchess Private Equities Fund . .                     171,000     49,000

Payments on capital lease obligations. . . . . . . . . . . . . . . . . . . . . .                     (13,000)    (6,000)
                                                                                                     ----------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . . .                     251,000     79,000

NET INCREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . . . . . .                      79,000     24,000

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . .                      62,000     66,000
                                                                                                     ----------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . . . . . . . .                     141,000     90,000

SUPPLEMENTAL DISCLOSURES:
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       4,000          0
Disposal of fixed assets                                                                              99,000          0


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 COMPUMED, INC.


NOTE  A  -  BASIS  OF  PRESENTATION  AND  ACCOUNTING  POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2005. For further information, refer to the financial statements for the year ended September 30, 2004 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

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

During the nine months ended June 30, 2005 and 2004, the Company granted options to purchase 35,000 shares and 26,000 shares to a consultant, and 960,000 shares and 1,285,000 shares to directors, officers and employees, respectively. The fair value of 35,000 and 26,000 options were valued at $9,000 and $8,000, respectively. The fair value of 960,000 and 1,285,000 options were valued at $119,000 and $133,000, respectively. These options were valued in accordance with SFAS and the fair values were estimated using Black-Scholes option pricing method with the following assumptions:


                                                For The Nine months Ended
                                          June 30, 2005        June 30, 2004
                                          --------------        --------------
Risk free interest rate                   4.00 to 4.23%        4.28% to 4.73%
Stock volatility factor                     17% to 33%               22%
Weighted average expected option life      10 years             10 years
Expected dividend yield                        None                 None

The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:


                                              Three Months Ended June 30,                Nine months Ended June 30,
                                                 2005                     2004                     2005         2004
                                             ---------                ---------                ---------    ---------
Net loss as reported. . . . .                 (51,000)                 (40,000)                (177,000)    (180,000)

Basic and diluted loss per
share as reported . . . . . .                   (0.00)                   (0.00)                   (0.01)       (0.01)

Add: stock based employee
compensation cost . . . . . .                       -                        -                        -       24,000
included in determination
of net loss reported

Deduct: stock-based
employee compensation cost. .                 (21,000)                  (4,000)                 (57,000)     (54,000)
that would have been
included in the determination
of net loss if the fair value
method had been applied
to all awards

Pro forma net loss if the
fair value based method. . .                  (72,000)                 (44,000)                (234,000)    (210,000)
had been applied to all
awards

Basic and diluted pro forma
loss per share if the
fair value based method had
been applied for . . . . . .                    (0.00)                   (0.00)                   (0.01)       (0.01)
all awards


A summary of the stock options activity and related information for the nine months ended June 30 follows:


                                         2005                                2004
                              --------------------------          --------------------------
                                               Weighted-                           Weighted-
                                               Average                             Average
                                               Exercise                            Exercise
                                Shares         Price                Shares         Price
                              -----------    -----------          -----------    -----------
Options outstanding,
beginning of period            6,437,217           0.22            5,027,025           0.22
Options exercised             (1,007,454)          0.09             (394,027)          0.09
Options granted                  995,000           0.24            1,311,087           0.20
Options forfeited/canceled       (10,879)          0.71               (1,104)          0.96
                              -----------    -----------          -----------    -----------
Options outstanding,
end of period                  6,413,884           0.25            5,942,981           0.22
                              ===========    ===========          ===========    ===========
Options exercisable,
end of period                  4,145,559           0.26            4,284,651           0.23
                              ===========    ===========          ===========    ===========


The following summarizes information concerning stock options outstanding at June 30, 2005:


                           Weighted
                           Weighted. .  Average          Weighted
                           Average . .  Remaining        Average          Weighted
                           Number. . .  Contractual      Exercise         Subject to
                           Outstanding  Life             Price            Exercise
                        --------------   --------------   --------------  --------------
0.000000 - $0.425000       5,549,649       8.27            $  0.18          3,281,324
0.425100 - $0.850000         832,985       3.96            $  0.67            832,985
0.850100 - $1.275000          31,250       2.39            $  1.15             31,250
                        ------------     ------------     ------------     ------------
                           6,413,884       7.68            $  0.24          4,145,559
                        ============    =============    =============    =============


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


NOTE  B  -  OTHER  AGREEMENTS

On  February  25,  2004,  we  entered into an Investment Agreement with Dutchess
Private Equities Fund. That agreement provides that, following notice to Dutchess, we may sell to Dutchess up to $5 million in shares of our Common Stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of our Common Stock during the five day period following that notice. The number of shares that are permitted to sell pursuant to the Investment Agreement is either: (A) two hundred percent of the average daily volume of our Common Stock for the ten trading days prior to the applicable sale notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day we issue the notice, or
(B) $25,000; provided that in no event will the sale be more than $1,000,000 with respect to any single sale.

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


OVERVIEW
--------

Our traditional core business is providing remote ECG (electrocardiogram) interpretation services to medical facilities that may not have access either to trained physicians that can interpret ECG results or to self-interpreting ECG equipment. Our customers are typically correctional facilities, ambulatory surgery centers, occupational health clinics and physician offices. Although self-interpreting ECG equipment is widely available, many of our customers like the optional feature of automatically sending their ECG results to one of our cardiologists for an overread when the results are abnormal. This overread feature is a key advantage that enables us to market our services in segments of the market where physicians may not be available on a routine basis. We are evaluating new opportunities for our ECG business; however, we could lose customers who choose to receive services from a competitor or who purchase a self-interpretive machine and no longer need our ECG interpretations. If we were to lose existing customers, they may be difficult to replace, and that could have a material adverse impact on our operations and financial condition.

Our other business is the development and marketing of medical imaging software tools that automatically make accurate and precise measurements to diagnose bone disease. Our target markets for these products are hospitals, imaging centers and orthopedic office practices. Our initial product, the OsteoGram(R), is an automated system for the rapid screening, diagnosis and monitoring of osteoporosis, a disease that affects more than 200 million people worldwide.

Osteoporosis is a "silent disease" that costs the U.S. healthcare system over $17 billion annually contrasted to the $6 billion spent on breast cancer. Fifty percent of all women will suffer an osteoporosis-related fracture in their lifetime, and Medicare is currently scrutinizing methods to lower the costs of fighting this largely preventable disease through point-of-care testing of "at risk" patients. We believe that convenient, low-cost methods of screening and diagnosing will become increasingly desirable as hospitals comply with recent initiatives directing them to test for and treat this insidious disease.

The OsteoGram(R) was originally marketed as a film-based product that utilizes a standard hand x-ray film that is digitized on a desktop scanner. The image is then analyzed on a personal computer by means of the patented OsteoGram(R) software. This system is still marketed to small hospitals, clinics and physician's offices. In June of 2004, we began marketing a DICOM (Digital Imaging and Communications in Medicine) version of the OsteoGram software. The DICOM OsteoGram(R) was developed to take advantage of the growing market for digital, or filmless, x-ray equipment. DICOM is the information standard that allows digital imaging equipment to interconnect, enabling clinicians to readily move, archive and retrieve images and diagnostic information over networks. By residing on the workstations of these advanced digital systems, the OsteoGram(R) software can automatically capture and analyze images directly from either the x-ray equipment or the network. We license our DICOM OsteoGram software to manufacturers of digital x-ray and network equipment to place at the point-of-sale. In addition, we enlist dedicated imaging distributors to sell our products in the after sale market.

During the quarter ending June 30, 2005, we determined to strengthen our management team with the goal of accelerating our OsteoGram revenue growth and hastening product development. As a result, we hired vice presidents for both sales and engineering. Our new sales VP is an experienced executive in the medical imaging field, and we believe his admirable track record in imaging distribution is a perfect fit for our current plan to increase the number of domestic distributors. Our new engineering VP is well versed in DICOM product development and his considerable skills in that area will support our efforts in software updates and product line expansion. Our current vice president of technology will take on a new role as chief technology officer, where she will continue to guide our progress with imaging platform integration and business development in select areas.

Our ECG business continues to show strong growth fueled by augmented equipment shipments and increased revenue from transmission and over read services.


RESULTS  OF  OPERATIONS  FOR  THE  QUARTER  AND  NINE MONTHS ENDED JUNE 30, 2005
--------------------------------------------------------------------------------
COMPARED  TO  THE  SAME  PERIODS  IN  FISCAL  2004.
--------------------------------------------------

Revenues from ECG operations increased by 19% for the third quarter of fiscal 2005 to $502,000 from $421,000 in fiscal 2004, and during the nine months ended June 30, 2005 increased by 35% to $1,693,000 from $1,255,000 for the same period in fiscal 2004, mostly due to increased shipments of new ECG equipment and increased transmissions and overread services from new and existing accounts. Revenues from the OsteoGram(R) sales and services for the third quarter of fiscal 2005 increased by 24% to $52,000 from $42,000 in fiscal 2004 due to initial placements through Swissray International and increased shipments to China, and for the nine months ended June 30, 2005 decreased by 44% to $72,000 from $129,000 for the same period in fiscal 2004, due to slower than expected ramp up of licensing partnerships earlier in the fiscal year.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold and OsteoGram(R) systems sold. Costs of services of ECG for the third quarter of fiscal 2005 increased by 16% to $149,000 from $129,000 in fiscal 2004, and for the nine months ended June 30, 2005 increased by 19% to $441,000 from $372,000 for the same period in fiscal 2004, mostly due to increases in overread service revenue and some overhead expenses related to the acquisition and renewal of certain contracted ECG accounts. Cost of goods sold of ECG for the third quarter of fiscal 2005 increased by 100% to $28,000 from $14,000 for the same period of fiscal 2004, and during the nine months ended June 30, 2005 increased by 532% to $297,000 to $47,000 for the same period in fiscal 2004, primarily due to increased ECG equipment sales. The cost of goods sold for OsteoGram(R) for the third quarter of fiscal 2005 increased by 200% to $6,000 from $2,000 in fiscal 2004, and for the nine months ended June 30, 2005 increased by 50% to $9,000 from $6,000 for the same period in fiscal 2004, due to increased shipments of computer hardware associated with OsteoGram systems.

Selling expenses for the third quarter 2005 increased by 9% to $74,000 from $68,000 in fiscal 2004, and for the nine months ended June 30, 2005 increased by 20% to $204,000 from $170,000 for the same period in fiscal 2004, mostly due to increased of consulting services related to the application for a CE Mark.

General and administrative expenses for the third quarter of fiscal 2005 increased by 14% to $263,000 from $231,000 in fiscal 2004, and for the nine months ended June 30, 2005 increased by 2% to $763,000 from $747,000 for the same period in fiscal 2004, primarily due to the increase in board of director fees starting January 2005 and increased number of board meetings.

Research and development costs for the third quarter of fiscal 2005 increased by 39% to $78,000 from $56,000 in fiscal 2004, and for the nine months ended June 30, 2005 increased by 19% to $195,000 from $164,000 in fiscal 2004, due to consulting  fees.

Depreciation expenses for the third quarter of fiscal 2005 decreased by 16% to $26,000 from $31,000 in fiscal 2004, and for the nine months ended June 30, 2005 decreased by 50% to $62,000 from $125,000 for the same period in fiscal 2004, due to a large portion of fixed assets that was fully amortized.

Interest income and dividends was $4,000 for the third quarter of fiscal 2005 and 2004, and for the nine months ended June 30, 2005 decreased by 8% to $12,000 from $13,000 for the same period in fiscal 2004, mostly due to changing investments in marketable securities.

Other miscellaneous income for the third quarter of fiscal 2005 was none compared to $17,000 in fiscal 2004, and for the nine months ended June 30, 2005 decreased by 82% to $8,000 from $45,000 in fiscal 2004, due to a reversal of a reserve related to operating business expenses.

Interest expense for the third quarter and for the nine months ended June 30, 2005 was $4,000 and $10,000, respectively, compared to $0 for the same periods, respectively, in fiscal 2004. The expense was increased due to financing of new ECG equipment.

Net loss for the third quarter of fiscal 2005 increased by 28% to $51,000 from $40,000 in fiscal 2004, mainly due to expenses related to new marketing initiatives and product development, and for the nine months ended June 30, 2005 decreased by 2% to $177,000 from $180,000 for the same period in fiscal 2004, due to higher sales in the ECG business.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

At June 30, 2005, we had approximately $289,000 in cash and marketable securities, as compared to a balance of $227,000 at September 30, 2004, a net increase of $62,000 primarily due to funds raised through the Dutchess Private Equity Fund.

Purchases of property, plant, and equipment used $27,000 in the nine months ended June 30, 2005 as compared to $11,000 for the same period in 2004. The increase in spending was due to the acquisition of new ECG equipment.

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

Each of our Directors receives an annual Board of Directors fee of $12,000, which is paid to each Director in equal monthly installments. The Chairman receives an additional $4,800. In addition to the Board of Directors fee, Directors receive an additional $1,000 per meeting when they serve as a member of the Executive, Audit or Compensation Committee. Such amount is reduced to $350 if the committee meeting is held by teleconference or on the same day as a board meeting. All of CompuMed's directors have deferred cash compensation since fiscal year 2003 and have used most of this deferred compensation to purchase stock through exercise of some of their stock options. This action has enabled the company to retain the director's cash compensation for the benefit of operations, including, research and development, sales and marketing as well as other company expenses, This action is voluntary and may be discontinued at the election of each individual director.


FINANCING  ACTIVITIES

On  February  25,  2004,  we  entered into an Investment Agreement with Dutchess
Private Equities Fund. That agreement provides that, following notice to Dutchess, we may sell to Dutchess up to $5 million in shares of our Common Stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of our Common Stock during the five day period following that notice. The number of shares that are permitted to sell pursuant to the Investment Agreement is either: (A) two hundred percent of the average daily volume of our Common Stock for the ten trading days prior to the applicable sale notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day we issue the notice, or
(B) $25,000; provided that in no event will the sale be more than $1,000,000 with respect to any single sale.

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

During the nine months ended June 30, 2005, we sold 697,656 shares of Common Stock to Dutchess Private Equities Fund at an average of $0.25 per share. The gross proceeds were $172,000.


PLAN  OF  OPERATIONS
--------------------

Our business strategy includes an increase in OsteoGram(R) revenue through sales to manufactures of digital x-ray equipment and through sales via domestic and international distributors. We intend to finance this business strategy by using our current working capital resources and cash flows from existing operations, including the ECG and OsteoGram(R) businesses. There can be no assurance that the ECG and OsteoGram(R) sales will be sufficient to offset related expenses. We anticipate that our cash flow from operations, available cash, and marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, in certain circumstances we may need to raise additional capital in the future, which might not be available on reasonable terms or at all. If we raise additional capital, we will likely utilize a portion of the $5,000,000 available through the Investment Agreement with Dutchess Private Equities Fund. Failure to raise capital when needed could adversely impact our business, operating results, and liquidity. If additional funds are raised through the issuance of equity or convertible securities, the percentage of ownership of existing stockholders will be reduced. Furthermore, some equity and convertible securities might have rights, preferences or privileges senior to our Common Stock. Our Common Stock is currently traded on the over-the-counter bulletin board, which makes it more difficult to raise funds through the issuance of equity or convertible securities because our Common Stock is thinly traded and those who wish to sell shares of our Common Stock may have difficulty locating buyers. Additional sources of financing may not be available on acceptable terms, if at all.

We intend to pursue additional research and/or sub-contractor agreements relating to our development projects. Additionally, we may seek partners and acquisition candidates of businesses that are complementary to our own. Such investments would be subject to our obtaining financing through issuance of debt or other securities. Acquisitions could be dilutive to stockholders.


MATERIAL  TRENDS  AND  UNCERTAINITIES
-------------------------------------

The rate of progress in commercializing the DICOM (digital) OsteoGram has continued to build at a slow pace. However, we expect that by expanding our sales capabilities with the addition of the recently hired Vice President of Sales, we can accelerate revenue growth going forward. In addition, we have made further improvements to the functionality of the OsteoGram software as a result of the contribution from our new Vice President of Engineering. Combined with the increased focus our new distribution and licensing partners, we anticipate improved results in the near future.


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


ITEM  3.  CONTROLS  AND  PROCEDURES.

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.


CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

There was no change in our internal control over financial reporting during our third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

None.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

During the nine months ended June 30, 2005, we sold 697,666 shares to Dutchess Private Equities Fund at an average of $0.25 per share. The gross proceeds were $172,000.

All sales were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated hereunder. All proceeds received were added to our working capital.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.  OTHER  INFORMATION.

None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Number  Description  of  Exhibit
--------------------------------

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

4.4 Certificate of Correction for Class C Preferred Stock (filed as Exhibit 3.2 to the Form 8-K filed January 9, 1998, and incorporated herein by reference).

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

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley  Act  of  2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COMPUMED, INC.

Date  August  15,  2005     By:  /s/  John  G.  McLaughlin
                                  ---------------------------
                                  John  G.  McLaughlin
                                  President  and  Chief  Executive  Officer

Date  August  15,  2005     By:  /s/  Phuong  Dang
                                  -------------------
                                  Phuong  Dang
                                  Secretary,  Controller
                                  and  Principal  Financial  Officer