Form 10KSB
period 2005-09-30
COMPUMED INC
filed 2005-12-27
CIK 700998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934.

     FOR  THE  TRANSITION  PERIOD  FROM           TO
                                       ----------   ----------

                  COMMISSION  FILE  NUMBER          0-14210


                                 COMPUMED,  INC.
                              ---------------------
                 (Name  of  Small  Business  Issuer  in  Its  Charter)

                      DELAWARE                         95-2860434
         ---------------------------------         --------------------
         (State  or  Other Jurisdiction of          (I.R.S. Employer
          Incorporation  or  Organization)         Identification  No.)

   5777  WEST  CENTURY  BLVD.,  SUITE  1285,  LOS ANGELES, CA        90045
   ----------------------------------------------------------     ----------
      (Address  of  principal  executive  offices)                (Zip Code)

                                 (310)  258-5000
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 YES [ ] NO [X]

State  the  issuer's  revenues  for  its  most  recent  fiscal year: $2,284,000.

As of November 30, 2005, the issuer had 22,920,609 common shares were outstanding. The aggregate market value of the common shares held by non-affiliates of the issuer (21,366,028 shares) was approximately $15,704,031 based upon the average bid and asked prices ($0.735) on such date.

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
            Financial  Statements                                            F-1


                                     PART I
                                     ------

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

We are a developer of Computer Aided Diagnostic (CAD) solutions for the healthcare industry that provides medical imaging software and remote, computer-aided interpretation of electrocardiograms. Our two main products are the OsteoGram(R) and CardioGram systems. The OsteoGram(R) is our proprietary image processing software that utilizes either digital or film-based x-rays of the hand to screen, diagnose and monitor osteoporosis, a disease that affects more than 200 million people worldwide. The CardioGram consists of computer-aided telemedicine services that offer on-line interpretation of electrocardiograms to physicians, government and corporate healthcare providers. We incorporated in the State of Delaware on July 21, 1986.

RECENT  EVENTS

Our core business is the remote interpretation of electrocardiograms (ECGs) coupled with a feature that allows customers to have a cardiologist overread abnormal results. We are pleased that the core business grew 27% this fiscal year. Much of this growth came from a one-time purchase of nearly 100 ECG terminals from the New York State Department of Corrections.

Prior to the shipment of the New York order, we made a decision to partner with Schiller AG, Schiller is the global market leader in electrocardiogram equipment and the Schiller system is state-of-the-art in remote interpretation servers. We acquired the latest Schiller server system to accept, interpret and handle the billing and data storage of our ECG business, and we now market Schiller ECG terminals to our customers. The Internet-ready capability of the Schiller system will enable us to accept transmission over the Internet. We believe the ability to immediately transmit an electrocardiogram to an American cardiologist is a desirable feature that may expand our market reach outside of the United States. In addition, we expect to collaborate with Schiller in the development of new product offerings and the expansion into new global markets.

We believe that the future of our OsteoGram(R) technology is in the development of medical software applications for digital (filmless) imaging equipment, which is a high growth segment of the medical imaging field. As a result, in 2005, we developed the Digital Communications and Imaging in Medicine (DICOM) standards-based version of the OsteoGram(R) which is our first product in this emerging arena.

Late in fiscal 2005 we decided to accelerate our efforts with the OsteoGram(R) product by strengthening our management team in the areas of sales and engineering. We recruited an experienced Vice President of Sales and a seasoned Vice President of Engineering. We expect that these two additions to our management team will rapidly ramp up OsteoGram(R) revenue and hasten product development.

Our research and development team devoted the majority of their time this fiscal year to integrating our software application into several digital imaging platforms, including the market-leading direct digital x-ray platform from Swissray. In addition, we released the Version 1.03 of the DICOM OsteoGram product with increased functionality and a more robust underlying structure.

THE  OSTEOGRAM(R)

GENERAL

The OsteoGram(R) is a medical image processing system that enables healthcare providers to screen, diagnose and monitor osteoporosis using conventional, film-based hand x-rays or digital images from filmless x-ray equipment. Osteoporosis is diagnosed by measuring bone mineral density (BMD). A low BMD is indicative of the disease. The OsteoGram(R) is based on a bone mass measurement technique called radiographic absorptiometry, which was cited in the 2004 Surgeon General's report on bone disease. Radiographic absorptiometry uses a conventional x-ray of the hand, scanned at high resolution, to measure bone density. The radiographic absorptiometry technique not only measures bone mass, but also the cortical thickness of bones. Recent studies affirm the importance of cortical thickness as an additional measure of bone strength and overall fracture risk. Several prominent pharmaceutical manufacturers are developing products that will strengthen cortical bone. Cortical bone is the outer shell that gives bone strength, much like the hollow tubes from which bicycles are constructed. Our technology has the capability to measure BMD in both cortical and trabecular bone, and we believe this is an important feature to add to the OsteoGram(R) system in the future. Dual x-ray absorptiometry (DXA), is considered the "Gold Standard" of BMD measurement, but it cannot differentiate between cortical and trabecular bone. We believe that the OsteoGram(R) could become a key tool for some pharmaceutical manufacturers not only in the clinical trial phase, but also in monitoring therapy once a drug is approved. Our development team is working diligently to add cortical thickness measurement to the existing OsteoGram(R) report, and we plan to launch the preliminary product in China during the first quarter of 2006.

In  May  1999,  we  received  clearance  from  the  United  States Food and Drug
Administration to market an automated version of the OsteoGram(R) software for use as a stand-alone product by physicians. We recently launched the Digital Imaging and Communications in Medicine (DICOM) or digital version of the product. Using digital or film-based x-ray equipment, two posterior-anterior views of the left-hand fingers are taken with an aluminum alloy reference wedge in each exposure. The calibration wedge is used to adjust for any differences among x-ray equipment, exposures and other variables. In the case of the film-based version of the OsteoGram(R), the developed film is scanned with a high-resolution desktop scanner, and the OsteoGram(R) software analysis program rapidly produces an accurate and precise bone mineral density report. With a filmless x-ray system the digital image is captured on a workstation for analysis. We originally developed the DICOM-compliant version of the OsteoGram(R) in fiscal 2004 for use on filmless systems, which have become a high growth segment in the medical imaging market. DICOM is the industry-consortium established information standard that allows the new generation of digital medical imaging equipment to interconnect.

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

The business model for the OsteoGram(R) is compelling, since the test is reimbursable by Medicare, adding value to the bundled solution manufacturers of digital radiography equipment can offer to their customers. The OsteoGram(R) not only helps to solve the public health problem of lack of convenient osteoporosis testing, but it also increases revenue for the customer. The projected revenue can be positioned as a means to offset the monthly lease costs of the manufacturer's equipment, allowing these manufacturers and their dealers an attractive sales paradigm.

STRATEGIC  PARTNERSHIPS

As a small company, it is difficult to create global demand for our products; therefore we rely on strategic partners to market the OsteoGram(R) to end-users. Our strategy is to establish distribution and product development partnerships with the major manufactures of digital imaging platforms and to launch the integrated solution in a timely manner. Although we are much more adept at integrating the OsteoGram(R) into various digital modalities, the process is gated by our partners' schedules, the timing of product launches and market conditions. Orex Computed Radiography was one of our earliest licensees. The company was acquired by the Health Group of Eastman Kodak Company in early 2005, and the subsequent integration of Orex into the Kodak system slowed our progress in the field. We expect Orex to devote more attention to the OsteoGram(R) bundled solution in the near future, and revenue from the Orex agreement should begin to flow in the first quarter of our new fiscal year. The Orex licensing agreement was transferable upon the sale of the company, and Kodak is a key player in the digital radiography field with platforms in computed radiography
(CR), digital radiography (DR) and CAD mammography. The terms of our licensing agreement with Orex allow Kodak to effortlessly license the OsteoGram(R) for their existing digital products.

Last year we signed an OsteoGram(R) licensing agreement with market-leading direct digital radiography (DR) manufacturer, Swissray International. After integrating our software with the Swissray platform, sales efforts began and the Swissray sales organization is actively promoting our product. We have achieved early success, and we are looking forward to a steady revenue stream from Swissray.

A second leg of our strategy is to utilize experienced imaging distributors both in the domestic and international market. To reach out to these regional distributors, we hired an experienced imaging executive in July as our new Vice President of Sales. Our new VP concluded fiscal year 2005 by signing a number of new distributors, including Merry X-Ray, a market leader in the digital imaging arena. Merry recently announced the acquisition of SourceOne, the largest clinical imaging distributor in the U.S. We expect that there will be a lag phase in which these new distributors must undergo as they become familiar with the OsteoGram(R) and develop a sustainable sales pipeline. Our new sales VP will continue to work with our new distribution partners to help them identify market opportunities that can be replicated nationwide.

Our efforts in the international arena continue. We have been shut out of the European market by the lack of a CE Mark, which is a requirement in the European Union (EU). Gaining a CE Mark is an arduous task, and in August 2005 our efforts were rewarded by a simultaneous approval for a CE Mark and ISO 13485, the internationally recognized standard developed to ensure that companies provide medical devices that consistently meet customer and regulatory requirements. ISO certification verifies that we meet strict requirements for quality management systems applicable to medical devices and related services. ISO 13485 is a key accomplishment, since our imaging manufacturing partners require quality standards that are in alignment with their own internal protocols. Our Scientific Director worked diligently with TUV Rhineland to obtain these important approvals. TUV Rhineland is one of the most prestigious notifying bodies in the quality field, and their audit process is highly demanding. With the CE Mark on the OsteoGram(R), we look forward to a full launch of the product in the EU in the coming fiscal year at Medica, the world's largest all medical trade show held annually in Dusseldorf, Germany during November.

RESEARCH  &  DEVELOPMENT

Fiscal 2005 was a demanding year for our development team, as they focused on releasing Version 1.03 of the OsteoGram DICOM software with added functionality and a more robust underlying structure. We were able to accomplish a number of R&D goals during fiscal 2005 by adding a new Vice President of engineering that had an excellent track record in the DICOM development field. In addition, the OsteoGram(R) software was modified to function on the Swissray International dDR platform, and the Swissray sales team began to market the product both in the United States and in Europe. Preliminary orders for trial systems were installed in several Swissray accounts, and a full-scale effort from Swissray will be forthcoming beginning at this year's Annual Meeting of the Radiological Society of North America (RSNA). The OsteoGram software was exhibited at the 2004 RSNA by Fuji Medical Systems USA on both their market leading computed radiography
(CR) and CR mammography units (currently awaiting FDA clearance). We believe that there is a strong market for our product on digital and film-based mammography platforms, and we filed a preliminary patent application in November 2004 to protect our intellectual property rights in that regard.

As fiscal 2005 progressed, we undertook a small clinical trial to assess the results of utilizing the OsteoGram(R) software with images taken on a full field digital mammography (FFDM) unit. The trial was conducted at a major teaching hospital, and we were encouraged by the strong correlation between the OsteoGram(R) results on digital mammography equipment and the original
OsteoGram(R) film-based product. We are actively planning an OsteoGram(R) product around the concept. One of the major issues preventing routine osteoporosis testing is the lack of convenient testing sites. We believe that, by integrating the OsteoGram(R) into FFDM platforms, women can be conveniently tested for osteoporosis at the same time and on the same equipment as their routine mammogram.

Recent studies affirm the importance of cortical thickness as an additional measure of bone strength and overall fracture risk. Several well-known pharmaceutical manufacturers are developing products that will selectively strengthen cortical bone. Cortical bone is the outer shell that gives bone strength, much like the hollow tubes that make up a bicycle. Our technology has the capability to measure BMD in either cortical or trabecular bone. DXA, considered the "Gold Standard" of BMD measurement, cannot differentiate between cortical and trabecular bone, and we believe that the OsteoGram(R) could become a key tool for pharmaceutical manufacturers not only in the clinical trial phase, but also in monitoring therapy once a drug is approved. Our development team is working diligently to add cortical thickness measurement to the existing OsteoGram(R) report, and we plan to launch the preliminary product in China during the first quarter of the fiscal year.

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

Our technical team invested considerable time and effort in selecting Schiller AG as our new electrocardiogram equipment supplier. We intend to be an active partner with our new supplier in the product planning process, and our goal is to offer a number of electrocardiogram terminals with features that will appeal to both cost-conscious customers and those desiring the additional benefits of upgraded systems. The Schiller system will open up the international markets for our services, plus cut transmission costs. Additionally, upgraded systems will enable us to compete in the market for clinical drug trials.

In fiscal 2005, we spent $293,000 in research and development, as compared to $217,000 in fiscal 2004. None of these costs were borne by our customers.

OSTEOPOROSIS

Osteoporosis is a disease characterized by low bone mass and structural deterioration of tissue leading to bone fragility and an increased susceptibility to fractures of the hip, spine and wrist. While there is increased global awareness of osteoporosis, the disease is under-diagnosed and under-treated.

According to the International Osteoporosis Foundation, osteoporosis affects more than 200 million people worldwide, 80% of which are women. Osteoporosis is a major public health threat for 44 million Americans, and the disease costs the U.S. healthcare system in excess of $17 billion annually, compared to breast cancer at $6 billion. In fact, more people die as a result of osteoporosis-related fractures each year than die from breast cancer, and one of every two women will suffer an osteoporosis-related fracture in her lifetime.

In July 2002, the National Institutes of Health halted a large, in-progress study examining the effects of hormone replacement therapy. The study, which was one of the five major studies that comprise the large clinical trial called the Women's Health Initiative, was discontinued because the hormones appeared to increase a woman's risk of breast cancer as well as heart disease, blood clots and stroke. This news caused the medical community to question one of the long-accepted practices in the treatment of female menopausal symptoms. Hormone replacement therapy is known to protect women against bone loss; however, the negative implications of increased heart disease, stroke and cancer were largely unknown. Subsequently millions of women discontinued hormone replacement therapy, which increased concern about bone loss. As a result, there was an increased awareness of bone mineral density testing and testing methods.

Following the Women's Health Initiative announcement, the U.S. Preventative Services Task Force published its own recommendations that women over the age of 65 be tested for osteoporosis. Soon afterwards the National Osteoporosis Foundation reaffirmed their more comprehensive recommendations for osteoporosis testing. In July 2003 the American Association for Orthopaedic Surgeons posted a policy statement on their web site urging their members to test for underlying bone disease when presented with a fragility fracture. In addition, Medicare is now enacting a new measure requiring health care providers to test for osteoporosis when a fracture is diagnosed. Failure to test or treat osteoporosis may have negative implications for a hospital's accreditation.

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

The leading manufacturers of whole-body DXA scanners include General Electric's Lunar Division (U.S.) and Hologic, Inc. (U.S.), which together command most of the worldwide DXA market. The leading manufacturers of peripheral DXA machines are General Electric, Hologic, Norland and Osteometer (a subsidiary of OSI Systems, U.S.). Whole body DXA products typically cost from $70,000-$150,000 and require continued maintenance during their lifetime. They also require specially trained technicians, who must be licensed in most states, and who are not available on a 24-hour, 7 days a week basis.

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

Quantitative Ultrasound. Quantitative ultrasound (QUS) bone densitometers were introduced in the early 1990s, and they are widely available. General Electric Lunar and Hologic are leaders in the ultrasound market segment; however, the market also includes numerous regional manufacturers such as Myriad and Sunlight (Israel), IGEA (Italy) and McCue (Great Britain). We believe that there are now approximately 10,000 QUS machines installed worldwide. QUS has Food and Drug Administration clearance for screening in the U.S., but unlike the OsteoGram(R), is not recommended for diagnosis by the National Osteoporosis Foundation.

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

We currently provide electrocardiogram equipment and services to more than 500 government and corporate healthcare facilities, clinics, and hospitals nationwide. Our customers include physicians, correctional healthcare facilities, ambulatory surgery centers, clinics, rural hospitals, occupational health facilities, and behavioral health facilities.

Electrocardiogram terminals are available for purchase, rental or lease, and transmission fees are charged on a per-use basis. Customers who choose to purchase an electrocardiogram terminal are charged either hardware maintenance fees or repair fees for maintaining and repairing the equipment.

MARKETING  -  ELECTROCARDIOGRAM  SERVICES

As in fiscal 2004, our goal in fiscal 2005 was to capture 100% of the state correctional contracts up for bid. We are pleased that we accomplished that goal by renewing our contract with the Idaho Department of Corrections and by capturing the state correctional contracts for both Maryland and Wyoming. The successful bids for Wyoming and Maryland were noteworthy, since we participated with Correctional Medical Systems (CMS) and Prison Health Services (PHS) in winning the overall healthcare award for the two state systems. We have not partnered with CMS or PHS in many years, and we look forward to further opportunities in conjunction with the two market leaders in the correctional healthcare services market.

During fiscal 2005 we installed more than 150 new Schiller terminals in the New York and Florida State Departments of Corrections. The New York contract called for the outright purchase of nearly 100 new Schiller terminals, which resulted in a short-term revenue increase that helped boost fiscal 2005 ECG revenue by 27%. Older 507 units will be returned to us from New York and Florida correctional facilities for refurbishing and subsequent marketing to customers that are price sensitive in nature. We believe that the Internet compatibility of the Schiller system will enable us to enter the international markets, where the cost of a phone connection previously was a barrier to entry. We look forward to exploring several potential business models for expansion of our business outside of the United States, and we have held preliminary discussions with a major university medical school in China that expresses interest in partnering with us to provide remote interpretation and overreading services in their country. China has recently initiated a countrywide program to stem the increasing number of deaths from heart disease; therefore, there exists growing awareness of preventative measures.

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

In July 2004, we filed final action on a provisional U.S. patent application for our Digital Communications and Imaging in Medicine DICOM version of the OsteoGram(R) product, which we believe will be a key patent in our field. We are unaware of any other patent to utilize standard or digital x-ray equipment and a DICOM image to evaluate bone mineral density and bone degenerative disease. In September 2004, we filed final action on an additional provisional U.S. patent application on a method to determine the percentage cortical versus trabecular bone utilizing a DICOM image. This is important, since many clinicians are turning their attention to bone microstructure for a more precise diagnosis and prediction of fracture risk. Dual x-ray absorptiometry (DXA) technology, which is considered the "Gold Standard" in bone mineral density testing, is unable to distinguish between cortical and trabecular bone. We believe that our ability to assess bone quality and other emerging parameters will help us to compete effectively with DXA, as clinicians become more aware of fracture risk assessment using parameters beyond bone mineral density.

In November 2005 we filed an additional preliminary patent application to protect our intellectual property rights relating to the integration of the OsteoGram(R) with mammography equipment.

In June 2005 our technical staff presented an abstract on the DICOM OsteoGram at the annual meeting of the Society for Computer Applications in Radiology (SCAR), one of the most prestigious organizations in our field. The abstract validated the strong correlation between the film-based OsteoGram(R) and the DICOM version on the Orex computed radiography platform.

The OsteoGram(R) trademark has been our registered trademark since July 2, 2002. We filed and were awarded trademark protection for the OsteoClick, our remote, pay-per-use system utilizing the OsteoGram(R) software positioned on a central server.

EMPLOYEES

As of September 30, 2005, we had 15 full-time and 2 part-time employees, in addition to our network of independent sales representatives and distributors. None of our employees is represented by a labor union and we have experienced no work stoppages. We consider our relations with our employees to be good. We also retain consultants from time to time when necessary. Independent cardiologists are retained for electrocardiogram "overreads" on a per-diem basis.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

Our corporate office, computer center and warehouse facilities are located in 9,496 square feet in an office building located at 5777 West Century Blvd., Los Angeles, CA 90045. This facility is leased through August 2006 at a monthly rental of $11,800. This is a full service lease that includes utilities, maintenance and taxes on the property, janitorial and security service.

ITEM  3.  LEGAL  PROCEEDINGS

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to stockholders during the quarter ended September 30, 2005.

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



YEAR  ENDED SEPTEMBER 30, 2004
QUARTER ENDED:                         COMMON STOCK
------------------------------  -------------------------
                                    HIGH           LOW
                                -------------  ----------

December 31, 2003. . . . . . .  $     .32      $    .26
March 31, 2004 . . . . . . . .        .23           .20
June 30, 2004. . . . . . . . .        .16           .15
September 30, 2004 . . . . . .        .22           .18

YEAR  ENDED SEPTEMBER 30, 2005
QUARTER ENDED:                         COMMON STOCK
------------------------------  -------------------------
                                    HIGH           LOW
                                -------------  ----------

December 31, 2004. . . . . . .  $     .43      $    .34
March 31, 2005 . . . . . . . .        .27           .26
June 30, 2005. . . . . . . . .        .33           .25
September 30, 2005 . . . . . .        .40           .38


As of September 30, 2005, there were approximately 548 record holders of our common stock, which does not include common stock held in "nominee" or "street" name.

We have not paid cash dividends on our common stock since our inception. At the present time, we intend to follow a policy of retaining any earnings in order to finance the development of our business and do not anticipate paying cash dividends in the foreseeable future.

On November 30, 2005 the closing price of our common stock was $0.74. In fiscal 2005, during the first quarter, we issued 121,000 shares to raise of $33,000, during the second quarter, we issued 139,000 shares to raise $42,000, during the third quarter, we issued 437,000 shares to raise $96,000, and during the fourth quarter, we issued 1,597,000 shares to raise $390,000. At September 30, 2005 we issued an aggregate amount of 2,294,000 shares of common stock to Dutchess Private Equities Fund, L.P. and had a net proceeds of $561,000.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis compares our results of operations for the year ended September 30, 2005 to the same period in 2004. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

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

RESULTS  OF  OPERATIONS

FISCAL  YEAR  ENDED  SEPTEMBER  30,  2005  AS  COMPARED  TO  2004

Total revenues for fiscal 2005 were $2,284,000 as compared to $1,856,000 in fiscal 2004, an increase of 23%. Our ECG transmission services revenues during fiscal 2005 increased by 7% to $1,726,000 from $1,619,000, mostly due to increase of ECG Processing and Overread services. ECG product and supplies sales increased by 418% in fiscal 2005 to $440,000 from $85,000 mostly due to a one-time sales of ECG terminals to the New York State Department of Corrections. During fiscal 2005, OsteoGram (R) revenues decreased by 22% to $118,000 from $152,000. The decrease was due to slower than expected implementation by our OEM partners.

Cost of ECG services for fiscal 2005 increased by 18% to $602,000 from $512,000 mostly due to higher demand in overrread services. Cost of goods sold of ECG for fiscal 2005 increased by 454% to $327,000 from $59,000 for fiscal 2004, due to higher sales of ECG equipment. Cost of goods sold for OsteoGram (R) increased by 14% during fiscal 2005 to $8,000 from $7,000 for fiscal 2004 due to cost related hardware of the full system sold.

Selling expenses increased by 31% for fiscal 2005 to $313,000 from $239,000 for fiscal 2004 mostly due to costs related to the CE mark applications and the hiring of the Vice President of Sales.

General and administrative expenses in fiscal 2005 slightly increased to $1,024,000 from $1,022,000 from fiscal 2004, due to increase in Board of Director meetings and investor relations related expenses.

Research and development costs increased for fiscal 2005 increased by 35% to $293,000 from $217,000 for fiscal 2004 due to the hiring of the Vice President of Engineering.

Other miscellaneous income for fiscal 2005 decreased by 87% to $7,000 from $55,000 in fiscal 2004. The miscellaneous income was higher in fiscal 2004 due to one-time property tax dispute that was settled in our favor.

Interest  income  for  fiscal  2005  remained  the  same  as  2004  at  $16,000.

The net loss for fiscal year 2005 increased by 22% to $336,000 from $275,000 in fiscal 2004 mostly due to increased staffing in the OsteoGram(R) business in the third and fourth quarters of fiscal 2005.


FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2005, we had approximately $571,000 in cash and marketable securities, as compared to a balance of $227,000 at September 30, 2004. The net increase of $344,000 in cash and marketable securities is primarily due to fund raised through Dutchess Private Equities Fund, LP.

During fiscal year 2005, purchases of property and equipment increased to $176,000 from $82,000 for fiscal 2004, mostly due to the acquisition of the Schiller terminals to provide to our new acquired and renewed contracts with several Departments of Corrections.

We have historically used existing cash and readily marketable securities balances to fund operating losses and capital expenditures. We had raised these funds in 1997 through 2000 through the placement of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants. During 2005 we raised $561,000 through the sale of 2,294,000 shares of common stock through a financial contract with Dutchess Private Equities Fund, LP.

We have incurred recurring losses and had net losses aggregating $611,000 in fiscal years ended September 30, 2005 and 2004. However, we anticipate that our cash flow from operations, available cash and marketable securities will be sufficient to meet our anticipated financial needs for at least the next 12 months. We may need to raise additional capital in the future, which might not be available on reasonable terms or at all. Failure to raise capital when needed could adversely impact our business, operating results and liquidity. If additional funds were raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. Our common stock is currently quoted on the over-the-counter bulletin board, which will make it more difficult to raise funds through the issuance of equity securities. These additional sources of financing may not be available on acceptable terms, if at all.

Our primary capital resource commitments at September 30, 2005 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals and for our corporate office facility.

We intend to pursue additional research and/or sub-contractor agreements relating to our development projects. Additionally, we may seek partners and acquisition candidates of businesses that are complementary to our own. These investments would be subject to our obtaining financing through issuance of debt or other securities. An acquisition may be dilutive to stockholders.

CAPITAL  COMMITMENTS

On May 1, 2005, we entered into a six-month agreement with Porter, Levay & Rose, Inc. an investor relations company. During the term of this Agreement, we will pay Porter, LeVay & Rose $6,500 per month. On December 1, 2005, the Agreement was extended for another six months with a 5% increase in fees at $6,825 per month.

We  lease  our  corporate  offices  at  a  monthly  rental of $11,822 per month.

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

MATERIAL  TRENDS  AND  UNCERTAINITIES

We are disappointed by the rate of progress in commercializing the Digital Communications and Imaging in Medicine (DICOM) OsteoGram (R), and we expect that our distribution partners will accelerate their efforts to incorporate our product into their sales training schedules during the first two quarters of fiscal year 2006.

CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of trade accounts receivable, impairment of long-lived assets and deferred tax valuation allowance. We believe the following critical accounting policies require our more significant judgment and estimates used in the preparation of the financial statements.

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

We have a significant amount of property, equipment and intangible assets, including patents. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, we review our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived and amortizable intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to the future operating cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their fair value.

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

NEW  ACCOUNTING  PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Accounting Standard No. 123R, "Share-Based Payment", a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends Statement of Accounting Standards No. 9,
"Statement of Cash Flows." SFAS 123R requires all companies to measure compensation expense for all share-based payments (including employee stock options and options issued pursuant to employee stock purchase plans) based upon the fair value of the stock-based awards at the date of grant. SFAS 123R is effective for the Company for fiscal year beginning after December 15, 2005. Retroactive application of the requirements of FASB Statement No. 123 to the beginning of the fiscal year that includes the effective date is permitted, but not required. Early adoption of Statement 123R is encouraged. A component of SFAS 123R includes one of the following options: 1) modified-prospective method,
2) the modified-retrospective method, restating all prior periods, or 3) the modified-retrospective method, restating only the prior interim periods of 2005. A determination as to which of the three options we will adopt will be made at a later date. As permitted by SFAS 123, we currently account for share-based payments to employees using APB25's intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options.

Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In  May  2005,  the  FASB  issued  SFAS  No.  154, "Accounting Changes and Error
Corrections." This statement applies to all voluntary changes in accounting principles and requires retrospective application to prior periods' financial statements of changes in accounting principles, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company is evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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


OTHER  INFORMATION

On October 28, 2005, we declared a dividend of one Common Stock Purchase Right for each outstanding share of common stock. The dividend is payable to holders of record at the close of business on August 1, 2005. Each Right entitles the registered holder to purchase shares of common stock at a purchase price of $0.40, subject to adjustment.

Initially, the Rights will not be exercisable, certificates for the Rights will not be issued and the Rights will automatically trade with our common stock. Until the close of business on the earlier of (i) the tenth day following the public announcement that a person or group of affiliated or associated persons ("Acquiring Person") other than us, our subsidiary or any employee benefit plan or employee stock plan ("Exempt Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our outstanding common stock or
(ii) the tenth business day following the commencement by any person (other than an Exempt Person) of, or the announcement of the intention to commence, a tender or exchange offer that would result in the ownership of 15% or more of our outstanding common stock (the earlier of such dates in clauses (i) and (ii) being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of August 1, 2005, by such common stock certificate, together with a copy of the Summary of Rights.

The Rights are not exercisable until the Distribution Date. The Rights will expire at the close of business on October 28, 2009, unless redeemed or exchanged.

The terms and conditions of the Rights are contained in a Rights Agreement between U.S. Stock Transfer Corporation and us. A copy of the Rights Agreement was filed with the Securities and Exchange Commission as an Exhibit to a Registration Statement on Form 8-A on November 2, 2005. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, as amended from time to time, which is incorporated in this summary description by reference.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE  OFFICERS  AND  DIRECTORS

The following table sets forth certain information concerning our directors and executive officers as of September 30, 2005:


                                                       YEAR
                                                      BECAME
NAME                       POSITION WITH COMPANY     DIRECTOR  AGE
-------------------------  ------------------------  --------  ---
Robert Stuckelman . . . .  Chairman of the Board         1973   73
John G. McLaughlin. . . .  President, CEO                       57
Phillip Berman, MD. . . .  Director                      2004   52
John Minnick. . . . . . .  Director                      1985   57
John Romm, M.D. . . . . .  Director                      1997   75
Stuart L. Silverman, M.D.  Director                      1999   58
Phuong Dang . . . . . . .  Controller and Secretary             49


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

BOARD  MEETINGS  AND  COMMITTEES

Our Board of Directors held a total of nine meetings during the fiscal year ended September 30, 2005. All of our Directors attended each meeting.

AUDIT  COMMITTEE

The Audit Committee is primarily responsible for approving the services performed by our independent auditors and reviewing reports of our external auditors regarding our accounting practices and systems of internal accounting controls. This Committee currently consists of Mr. Stuckelman and Dr. Romm. The Audit Committee met four times during the fiscal year ended September 30, 2005. Mr. Stuckelman has been approved by our Board of Directors as the independent Audit Committee Financial Expert.

COMPENSATION  COMMITTEE

The Compensation Committee reviews and approves our compensation policy and has assumed responsibility for administration of our 2003 Stock Option Plan. This Committee currently consists of Mr. Minnick and Dr. Silverman. The Compensation Committee met four times during the fiscal year ended September 30, 2005.

EXECUTIVE  COMMITTEE

The Executive Committee is comprised of Dr. Silverman and Mr. Stuckelman and meets monthly with the Chief Executive Officer to review company strategy and our financial condition.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Based solely on our review of our records, we believe that, during the fiscal year ended September 30, 2005, our officers, directors, and greater than ten-percent beneficial owners complied with all applicable filing requirements under Section 16(a) of the Security Exchange Act of 1934, as amended.

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

ITEM  10.  EXECUTIVE  COMPENSATION

The  following  table  sets  forth  the  compensation for the fiscal years ended
September 30, 2005, 2004 and 2003 for our chief executive officer and all executive officers whose compensation exceeded $100,000.00 for such fiscal year.


                                                                                      Long Term
                                                                                    Compensation
                                          Annual                             Awards                  Payouts
                                      Compensation
        (a)            (b)        (c)       (d)           (e)            (f)            (g)          (h)         (i)
Name and Principle .  Year      Salary     Bonus     Other Annual     Restricted    Securities       LTIP       All Other
Position                          ($)       ($)      Compensation ($)   Stock       Underlying       Payouts    Compensation ($)
                                                                      Award(s)($)   Options/SARs(#)  ($)

John G. McLaughlin,   2005    $ 150,000      -              -            -             45,000         -               -
President and CEO
                      2004    $ 150,000      -              -            -            245,000         -               -

                      2003    $ 150,000   7,200             -            -            434,225         -               -


STOCK  OPTION  GRANTS  IN  LAST  FISCAL  YEAR

The following table sets forth the stock options granted to our executive officer named during the fiscal year ended September 30, 2005.




                                                INDIVIDUAL GRANTS
                                              ------------------------
                    NUMBER OF SECURITIES       % OF TOTAL OPTIONS
                    (SHARES OF COMMON STOCK)  GRANTED TO            EXERCISE
                    UNDERLYING OPTIONS        EMPLOYEES/DIRECTORS   PRICE            EXPIRATION
NAME                GRANTED(1)                IN FISCAL             ($/SHARE)        DATE
------------------  ------------------------  --------------------  ---------        ----------
John G. McLaughlin                   45,000                   4%    $    0.32             2014
------------------  ------------------------  --------------------  ---------        ----------

(1)  The  options are vested over a three-year period.


EXERCISE  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

During fiscal year ended September 30, 2005, the Board of Directors exercised 1,006,000 shares of options. The proceeds were $46,000.

The following table sets forth certain information regarding options of the named executive officer outstanding as of September 30, 2005.



                                                  YEAR-END OPTION VALUES
                                 ---------------------------------------------------------
                                 NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                 UNDERLYING UNEXERCISED               IN-THE-MONEY
                                 OPTIONS/WARRANTS AT                  OPTIONS/WARRANTS AT
                                 SEPTEMBER 30, 2005                   SEPTEMBER 30, 2005 (1)
NAME                       EXERCISABLE         UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
----------------------  ------------------  ------------------  ------------      -------------
John G. McLaughlin                599,225             225,000        156,569             40,433
----------------------  ------------------  ------------------  ------------      -------------

(1)     Based  on  a  fair  market  value  of $ 0.40 per share, the closing price per share of our common  stock  on  September  30,  2005.


COMPENSATION  OF  DIRECTORS

Each of the Directors receives an annual Board of Directors fee of $12,000, which is paid to each Director in equal monthly installments. The Chairman receives an additional $4,800. In addition to the Board of Directors fee, Directors receive an additional $1,000 per meeting when they serve as a member of the Executive, Audit or Compensation Committee. This amount is reduced to $350 if the committee meeting is held by teleconference or on the same day as a board meeting.

EMPLOYMENT  AGREEMENT

We entered into a long-term agreement with John McLaughlin effective November 2, 2002 through September 30, 2004. This agreement provides a base salary of $150,000 per year and a bonus up to $150,000 based on performance factors including revenue, profit and accomplishment of certain key milestones. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of Common Stock at an exercise price of $0.20 per share upon acceptance of the agreement . On September 24, 2004, the Board passed a resolution to extend this contract for an additional year to 2005. On September 9, 2005 the Board passed a resolution to continue Mr. McLaughlin at a monthly salary of $14,500 starting October 1, 2005.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

The following table sets forth information as of September 30, 2005 regarding shares of our common stock subject to outstanding options or authorized for issuance under our currently existing equity compensation plan.



                                                                                                    NUMBER OF
                                                                                                    SECURITIES
                                                                                                    REMAINING AND
                                                                                                    AVAILABLE FOR
                                                            NUMBER  OF                              FUTURE ISSUANCE
                                                            SECURITIES TO BE                        UNDER EQUITY
                                                            ISSUED UPON         WEIGHTED AVERAGE    COMPENSATION
                                                            EXERCISE OF         EXERCISE PRICE OF   PLANS (EXCLUDING
                                                            OUTSTANDING         OUTSTANDING         SECURITIES
                                                            OPTIONS, WARRANTS   OPTIONS, WARRANTS   REFLECTED IN
                                                            AND RIGHTS          AND RIGHTS          COLUMN (A))
                                                                           (A)                 (B)                (C)
                                                            ------------------  ------------------  -----------------
Equity compensation plans approved by security holders . .         1,929,518                .42               -0-

Equity compensation plans not approved by security holders         4,642,416                .18          422,145

Total. . . . . . . . . . . . . . . . . . . . . . . . . . .         6,571,934                .25          422,145

NARRATIVE  DESCRIPTION  OF  THE  2003  STOCK  INCENTIVE  PLAN

Options generally become exercisable at a rate of 33% of the shares subject to an option one year after its grant. The remaining shares generally become exercisable over an additional 24 months. The duration of options may not exceed ten years. Options are generally non-assignable, except in the case of death and may be exercised only while the optionee is employed by us or, in certain cases, within three months after termination of employment or six months after death or disability. The purchase price and number of shares of common stock that may be purchased upon exercise of options are subject to adjustment in certain cases, including stock splits, recapitalizations and reorganizations.

Both the amount of options granted and to whom they are granted, are determined by the Board of Directors with the recommendation of the Compensation Committee, at their discretion. There are no specific criteria, performance formulas or measures applicable to the determination of the amount of options to be granted and to whom these options are to be granted.

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of the our common stock as of November 30, 2005 by: (a) each director of the Company; (b) the executive officer named in the Executive Compensation Table; (c) our directors and executive officer as a group; and (d) each person known to us who beneficially owns 5% or more of our common stock.



NAME AND ADDRESS* OF
BENEFICIAL OWNER                                   AMOUNT AND NATURE
                                                   BENEFICIAL OWNERSHIP(1)       PERCENT OF CLASS (2)
                                                   -----------------------       -----------------
Phillip Berman... . . . . . . . . . . . . . . . .              233,334  (3)                 1%

John G. McLaughlin. . . . . . . . . . . . . . . .              645,892  (4)                 3%

John Minnick. . . . . . . . . . . . . . . . . . .            1,019,603  (5)                 4%

John Romm, M.D. . . . . . . . . . . . . . . . . .              896,968  (6)                 4%

Stuart L. Silverman, M.D. . . . . . . . . . . . .            1,093,554  (7)                 5%

Robert Stuckelman . . . . . . . . . . . . . . . .            1,388,228  (8)                 6%

All officers and Directors as a group (6 persons)            5,277,579  (9)                22%

     Except  as otherwise indicated, each person named in the table has sole voting and investment power  (or  such  power  together with any spouse of such person, if they are joint tenants), with respect  to securities beneficially owned by such person as set forth opposite such person's name.

(1)          Includes  options  exercisable  as  of or within 60 days following November 30, 2005.
(2)          The  number of shares of common stock issued and outstanding on November 30, 2005  was 22,920,609 shares.
             The calculation of percentage ownership for each listed beneficial owner is based upon the number of shares of common stock issued and outstanding on November 30, 2005.
(3)          Includes  166,887  shares  subject  to  stock  options.
(4)          Includes  645,892  shares  subject  to  stock  options.
(5)          Includes  643,080  shares  subject  to  stock  options.
(6)          Includes  635,800  shares  subject  to  stock  options.
(7)          Includes  764,439  shares  subject  to  stock  options.
(8)          Includes  866,900  shares  subject  to  stock  options.

(9)          See  notes  (3)  through  (8)
(*)          c/o  CompuMed,  Inc,  5777  West  Century  Blvd,  Suite  1285,  Los Angeles, CA  90045

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

We retained the services of an investment advisor, who is also a member of the Board of Directors, to provide advice on the investment portfolio. During each of the fiscal year ended September 30, 2005 and 2004, we incurred $2,000 each, for these services.

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

4.5 Rights Agreement between the Company and U.S. Stock Transfer Corporation dated October 28, 2005 (filed as Exhibit 4.1 to the Company's Form 8-A filed on November 2, 2005 and incorporated herein by reference).

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

10.5 2003 Stock Incentive Plan (filed as Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed on June 2, 2003 and incorporated herein by reference).

10.6 Amendment to Commercial Office Lease between the Registrant and L.A.T. Investment Corporation

10.7 Investment Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated February 25, 2004 (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form SB-2 filed on February 27, 2004 and incorporated herein by reference).

10.8 Registration Rights Agreement between the Registrant and Dutchess Private Equities Fund, LP, dated February 25, 2004 (filed as Exhibit 10.10 to the Registrant's Registration Statement on Form SB-2 filed on February 27, 2004 and incorporated herein by reference).

10.9 Placement Agent Agreement between the Registrant, Charleston Securities and Dutchess Private Equities Fund, LP, dated February 25, 2004 (filed as Exhibit
10.11 to the Registrant's Registration Statement on Form SB-2 filed on February 27, 2004 and incorporated herein by reference).

21.1  Subsidiaries

23.1  Consent  of  Independent  Registered  Public  Accounting  Firm

31.1  Certification  Pursuant  to 18 U.S.C. Section 7241, as Adopted Pursuant to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002

31.2  Certification  Pursuant  to 18 U.S.C. Section 7241, as Adopted Pursuant to
Section  302  of  the  Sarbanes-Oxley  Act  of  2002

32.1  Certification  Pursuant  to 18 U.S.C. Section 1350, as Adopted Pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $49,000 and $43,000 for fiscal years 2005 and 2004, respectively.

Audit-Related  Fees.  None.

Tax Fees. The aggregate fees billed to us for professional services rendered by our principal accountants for tax related services were $5,375 and $5,340 for fiscal years 2005 and 2004, respectively.

All  Other  Fees.  None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMPUMED, INC.

By:   /s/  John  G.  McLaughlin
     ----------------------------
     John  G.  McLaughlin,  President  and  Chief  Executive  Officer

Date:     December  27,  2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                           DATE
----------------------         --------------------------      -------------

                               President,  Chief  Executive
                               Officer  (principal
 /s/ John G. McLaughlin        executive officer)              December 27, 2005
----------------------                                         -----------------
John  G.  McLaughlin



                               Secretary and Controller
                               (principal  financial
/s/ Phuong Dang                officer)                        December 27, 2005
----------------------                                         -----------------
Phuong Dang



/s/ Robert  Stuckelman          Chairman of the Board          December 27, 2005
----------------------                                         -----------------
Robert  Stuckelman



/s/ Phillip  Berman              Director                      December 27, 2005
----------------------                                         -----------------
Phillip  Berman



 /s/ John  D.  Minnick           Director                      December 27, 2005
----------------------                                         -----------------
John  D.  Minnick



 /s/ John  Romm                  Director                      December 27, 2005
----------------------                                         -----------------
John  Romm


 /s/ Stuart  Silverman           Director                      December 27, 2005
----------------------                                         -----------------
Stuart  Silverman

                                 COMPUMED, INC.

                          INDEX TO FINANCIAL STATEMENTS

Report  of  Independent  Registered  Public  Accounting  Firm

Balance  Sheet  as  of  September  30,  2005

Statements  of  Operations  for  the  years  ended  September  30, 2005 and 2004

Statements  of  Stockholders'  Equity for the years ended September 30, 2005 and
2004

Statements  of  Cash  Flows  for  the  years  ended  September 30, 2005 and 2004

Notes  to  Financial  Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To  the  Board  of  Directors  and  Stockholders
CompuMed,  Inc.
Los  Angeles,  California

We have audited the accompanying balance sheet of CompuMed, Inc. as of September 30, 2005, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuMed, Inc. as of September 30, 2005, and the results of its operations and its cash flows for the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.



                      /s/  Rose,  Snyder  &  Jacobs
                      ---------------------------------------------------
                       A  Corporation  of  Certified  Public  Accountants

Encino,  California
November  16,  2005



                             COMPUMED, INC.
                              BALANCE SHEET
ASSETS
                                                     SEPTEMBER 30,
                                                          2005
                                                     --------------
CURRENT ASSETS
Cash and cash equivalents                                 $281,000
Marketable securities, at fair market value. . . . .       290,000
Accounts receivable, less allowance of $26,000. . .        323,000
Inventory . . . . . . . . . . . . . . . . . . . . .         31,000
Prepaid expenses and other current assets . . . . .         18,000
                                                     --------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . .        943,000

PROPERTY AND EQUIPMENT
Machinery and equipment . . . . . . . . . . . . . .      1,252,000
Furniture, fixtures and leasehold improvements. . .         78,000
Equipment under capital leases. . . . . . . . . . .        183,000
                                                     --------------
                                                         1,513,000
Accumulated depreciation and amortization . . . . .     (1,273,000)
                                                     --------------
                                                           240,000

OTHER ASSETS
Patents, net of accumulated amortization of $5,000.         77,000
Other assets. . . . . . . . . . . . . . . . . . . .         13,000
                                                     --------------
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . .         90,000

TOTAL ASSETS                                            $1,273,000
                                                     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable  . . . . . . . . . . . . . . . . .       $159,000
Accrued liabilities . . . . . . . . . . . . . . . .        148,000
Current portion of capital lease obligations. . . .         33,000
                                                      -------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . .        340,000

Capital lease obligations, less current portion . .        126,000

Commitments and Contingencies, note E

STOCKHOLDERS' EQUITY

Preferred Stock, $.10 par value - authorized 1,000,000 shares
Class A $3.50 cumulative convertible voting -
-issued and outstanding - 8,400 shares. . . . . . .          1,000
Class B $3.50 cumulative convertible voting -
-issued and outstanding - 300 shares. . . . . . ..             -0-

Common stock, $.01 par value-authorized 50,000,000 shares
- issued and outstanding- 22,920,609 shares . . . .        230,000

Additional paid in capital. . . . . . . . . . . . .     33,154,000

Accumulated deficit . . . . . . . . . . . . . .  .     (32,589,000)

Accumulated other comprehensive income. . . . . . .         17,000

Deferred stock compensation . . . . . . . . . . .           (6,000)
                                                        -----------
                                                           807,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . .      $1,273,000
                                                        ===========




                            STATEMENTS OF OPERATIONS
                                                        YEAR ENDED SEPTEMBER 30,
                                                      --------------------------
                                                         2005           2004
                                                      ------------  ------------
REVENUES
ECG services . . . . . . . . . . . . . . . . . . . .    1,726,000   $ 1,619,000
ECG product and supplies sales . . . . . . . . . . .      440,000        85,000
OsteoGram(R) sales and services . . . . . . . . . .       118,000       152,000
                                                      ------------  ------------
                                                        2,284,000     1,856,000

COST AND EXPENSES
Cost of ECG services . . . . . . . . . . . . . . . .      602,000       512,000
Cost of goods sold - ECG . . . . . . . . . . . . . .      327,000        59,000
Cost of goods sold - OsteoGram(R) . . . . . . . . .         8,000         7,000
Selling expenses . . . . . . . . . . . . . . . . . .      313,000       239,000
Research and development . . . . . . . . . . . . . .      293,000       217,000
General and administrative expenses. . . . . . . . .    1,024,000     1,022,000
Depreciation and amortization. . . . . . . . . . . .       81,000       152,000
                                                      ------------  ------------
                                                        2,648,000     2,208,000

OPERATING LOSS . . . . . . . . . . . . . . . . . . .     (364,000)     (352,000)

Interest income and dividends. . . . . . . . . . . .       16,000        16,000
Other miscellaneous income . . . . . . . . . . . . .        7,000        55,000
Realized gains on marketable securities . . . . . . .      19,000         9,000
Interest expense . . . . . . . . . . . . . . . . . .      (14,000)       (3,000)
                                                      ------------  ------------
NET LOSS . . . . . . . . . . . . . . . . . . . . . .  $  (336,000)  $  (275,000)
                                                      ============  ============
NET LOSS PER SHARE - Basic and Diluted . . . . . . .  $      (.02)  $      (.02)

Weighted average number of common shares outstanding   20,963,081    18,289,279




                               COMPUMED, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        ACCUMULATED
                                             ADDITIONAL                 OTHER
                     PREFERRED     COMMON    PAID IN      ACCUMULATED   COMPREHENSIVE   DEFERRED STOCK
                     STOCK         STOCK     CAPITAL      DEFICIT       INCOME          COMPENSATION        TOTAL
Balances at
September 30, . . .
 2003:. . . . . . .  $      1,000  $180,000  $32,296,000  $(31,978,000) $        27,000   $     (17,000)    $ 509,000

Unrealized gain
on marketable
securities. . . . .             -         -            -             -           26,000                -       26,000

Stock options and
restricted shares
issued for services             -     4,000       43,000             -               -           (8,000)       39,000

Amortization
 of deferred
compensation. . . .             -         -            -             -               -           25,000        25,000

Issuance of
common stock
to Dutchess . . . .             -    10,000      150,000             -               -                -       160,000


Exercise of options             -     3,000       31,000             -               -                -        34,000

Net Loss. . . . . .             -         -            -      (275,000)              -                -      (275,000)
                      -----------  --------   -----------  ------------  ---------------  ---------------   ----------
Balances at
September 30, . . .
 2004:. . . . . . .  $      1,000  $197,000   $32,520,000  $(32,253,000) $        53,000   $          -     $ 518,000

Unrealized loss
on marketable
securities. . . . .             -         -            -             -           (36,000)             -       (36,000)

Stock option
issued for
services . . . . .             -          -         8,000             -               -           (8,000)           -

Amortization
of deferred
compensation. . . .             -         -            -             -               -             2,000        2,000

Issuance of
common stock
to Dutchess . . . .             -    23,000      538,000             -               -                -       561,000


Exercise of options             -    10,000       88,000             -               -                -        98,000

Net Loss. . . . . .             -         -            -      (336,000)              -                -      (336,000)
                      -----------  --------   -----------  ------------  ---------------  ---------------   ----------
Balances at
September 30, . . .
 2005:. . . . . . .  $      1,000  $230,000   $33,154,000  $(32,589,000) $        17,000   $     (6,000)    $ 807,000
                     ============  ========   ===========  ============  ===============  ===============   ==========

Comprehensive losses for the years ended September 30, 2005 and 2004 were ($372,000) and ($249,000), respectively.




                                                                                 Twelve Months Ended September 30,
                                                                                    2005           2004
                                                                                -------------  -------------
OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (336,000)      (275,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on marketable securities. . . . . . . . . . . . . . . . . . . . .      (19,000)        (8,000)
Amortization of deferred stock compensation . . . . . . . . . . . . . . . . . .        2,000         25,000
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .       81,000        150,000
Increase in accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .      (26,000)       (78,000)
Decrease in inventory and prepaid expenses. . . . . . . . . . . . . . . . . . .       20,000         15,000
Decrease (Increase) in accounts payable and other liabilities . . . . . . . . .       59,000        (16,000)
                                                                                -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .     (219,000)      (187,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from selling of marketable securities. . . . . . . . . . . . . . . . .       55,000         54,000
Investments in purchase of marketable securities. . . . . . . . . . . . . . . .     (197,000)        (4,000)
Purchase of other asset . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (14,000)       (20,000)
Purchase of property, plant and equipment . . . . . . . . . . . . . . . . . . .      (44,000)       (32,000)
                                                                                -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . .     (200,000)        (2,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option. . . . . . . . . . . . . . . . . . . . .       98,000         35,000
Net offering of the investment agreement with Dutchess Private Equities Fund. .      561,000        160,000
Payments on capital lease obligations . . . . . . . . . . . . . . . . . . . . .      (21,000)       (10,000)
                                                                                 ------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . .      638,000        185,000

NET DECREASE [INCREASE] IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . .      219,000         (4,000)

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . .       62,000         66,000
                                                                                 ------------  -------------
CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      281,000         62,000

SUPPLEMENTAL DISCLOSURES:
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,000          3,000
Equipment acquired under capital lease. . . . . . . . . . . . . . . . . . . . .      133,000         50,000
Disposal of fixed assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .       99,000              0


See  notes  to  financial  statements  and  report  of  Independent  Registered  Public  Accounting  Firm

COMPUMED,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

NOTE  A  -  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: CompuMed, Inc. (CompuMed or the Company) is a medical diagnostic product and services company focusing on the diagnosis, monitoring and management of several costly, high incidence diseases, particularly cardiovascular disease and osteoporosis. The Company's primary business is the development and marketing of our osteoporosis testing technology OsteoGram (R) and the computer interpretation of electrocardiograms ("ECGs"). CompuMed applies advanced computing, medical imaging, telecommunications and networking technologies to provide medical professionals and patients with affordable, point-of-care solutions for disease risk assessment and decision support.

The Company generated negative cash flows from operations and had net losses aggregating $611,000 in fiscal years ended September 30, 2005 and 2004. The Company's business strategy includes an increase in OsteoGram (R) sales through domestic and international marketing and distribution efforts. The Company intends to finance this business strategy by using its current working capital resources and cash flows from existing operations. There can be no assurance that the OsteoGram (R) sales will be sufficient to offset related expenses.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to generate profits and reduce its operating losses and negative cash flows. No assurance can be given that the Company will be able to accomplish these objectives. The Company uses existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company had raised these funds in 1997 through 2000 through the placement of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants. Currently, the Company raises fund through the Investment Agreement with Dutchess Private Equities Fund.

Management believes the Company will be able to generate sufficient revenue, reduce operating expenses or obtain sources of financing in order to fund ongoing operations through at least September 30, 2006. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classifications of liabilities that may result from the outcome of this uncertainty.

CASH  EQUIVALENTS:
------------------

The Company considers investments in all highly liquid debt instruments with maturity of three months or less when purchased, and investments in money market accounts to be cash equivalents. Cash and cash equivalents also consist of cash on hand and demand deposit accounts.

MARKETABLE  SECURITIES:
-----------------------

Marketable securities consist of common stock of publicly traded domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2005. All marketable securities are classified as available for sale at September 30, 2005 and 2004. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. As of September 30, 2005, the Company's investments in marketable securities were valued at $290,000. The Company recorded a realized gain of $19,000 and $8,000 for the years ended September 30, 2005 and 2004, respectively, and $17,000 and $53,000 of unrealized gains as other comprehensive income (net of reclassifications adjustments of $19,000 and $8,000 of realized gains above), net of income taxes of $0 for the years ended September 30, 2005 and 2004, respectively.

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

PROPERTY  AND  EQUIPMENT:
-------------------------

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over 3 to 5 years. As of September 30, 2005, the property and equipment being leased to customers had a historical cost of $1,089,000. Amortization of assets leased under capital leases is included in Depreciation and Amortization Expenses.

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

PATENTS:
--------

Patents  are  amortized  over  15  years,  starting  from  their  approval date.

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

LONG-LIVED  ASSETS:
-------------------

Long-lived assets used in operations are reviewed periodically to determine whether the carrying values are not impaired and, if indications of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded. Any impairment is charged to expense in the period in which the impairment is determined. The Company has not recorded impairment charges during the years ended September 30, 2005 and 2004.

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

CONCENTRATION  OF  CREDIT  RISK:
--------------------------------

The Company sells its products throughout the United States and in the international markets. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the year ended September 30, 2005 two customers accounted for approximately 22% of the Company total revenue and 45% of total accounts receivable at September 30, 2005. The Company maintains cash balance at a financial institution which accounts are insured by the Federal Deposit Insurance Corporation of $100,000. The portion in excess of the federally insured limit amounted to approximately $106,000 at September 30, 2005

NOTE  B  -  INCOME  TAXES

At September 30, 2005, the Company has available for federal income tax purposes, net operating loss carry forwards of approximately $6.3 millions, which expire between 2006 and 2025. The utilization of the above net operating loss carry forwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization. The difference between the Company's effective income tax rate and the statutory federal rate for the years ended September 30, 2005 and 2004 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of its realization. The valuation allowance was $2,451,000 and $2,343,000 at September 30, 2005 and 2004, respectively, representing an increase of $108,000 for the year ended September 30, 2005. This increase is mainly explained by loss carry forwards for which no tax effect was recognized due to the uncertainty of its realization, offset by loss carry forwards that expired at September 30, 2005.

Significant components of the deferred tax liabilities and assets as of September 30, 2005 are as follows:


                                                        2005          2004
                                                  -----------    ------------
Deferred tax liabilities: : . . . . . . . .             0              0

Deferred tax assets:

Net operating loss carry forwards . . . . .         2,400,000       2,318,000

Other asset and liabilities . . . . . . . .            51,000          25,000
                                                   -----------    -----------
Total deferred tax assets                           2,451,000       2,343,000

Valuation allowance for Deferred tax assets        (2,451,000)     (2,343,000)
                                                   -----------     -----------
Net deferred tax assets . . . . . . . . . .                 0               0

Total . . . . . . . . . . . . . . . . . . .       $         0      $        0
                                                   ===========     ===========

NOTE  C  -  STOCKHOLDERS'  EQUITY

CLASS  A  $3.50  CUMULATIVE  CONVERTIBLE  VOTING  PREFERRED  STOCK:
-------------------------------------------------------------------

The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. Total cumulated dividends not declared at September 30, 2005 amounted to $19,000. Every two shares of the Class A Preferred Stock are presently convertible, subject to adjustment, into one share of Common Stock. In the event of any liquidation, the holders of the Class A Preferred Stock are entitled to receive $2.00 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class A Preferred Stock. The Class A Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class A Preferred Stock stockholders have the right to convert their shares into Common Stock during such 30-day period.

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

During fiscal year 2005, we issued 2,294,000 shares of common stock to Dutchess and had a net proceeds of $561,000.

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

During 2005, the Company issued options to purchase 35,000 shares of common stock to a consultant. These options were valued according to SFAS 123 at $8,000 of which $2,000 was expensed in 2005. The Company also granted options to purchase 1,160,000 shares of common stock to directors and employees. These options were recorded at $0 using the intrinsic method and they were valued at $124,000 in accordance with SFAS 123.

SFAS 123 "Accounting for Stock-Based Compensation", amended by SFAS 148 requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method. Options to purchase 1,195,000 and 1,811,087 shares of common stock were granted during the year ended September 30, 2005 and 2004, respectively. The fair value of these options has been estimated at $132,000 and $196,000 using the Black-Scholes Option pricing model, with the following assumptions:



                                                    2005                 2004
                                              ---------------        ---------------
Risk  free  interest  rate. . . . . . . .      4.00% to 4.50%         4.27% to 4.73%
Stock  volatility  factor . . . . . . . .      18% to 33%             21% to 65%
Weighted  average  expected  option  life      10 years               10 years
Expected  dividend  yield . . . . . . . .      None                   None


A summary of the stock option activity, and related information for the years ended September 30 follows:



                                                2005                  2004
                                        -------------------    ------------------
                                                     WEIGHTED-            WEIGHTED-
                                                     AVERAGE              AVERAGE
                                                     EXERCISE             EXERCISE
                                             SHARES  PRICE      SHARES    PRICE
                                        -----------  ------    ---------  -------
Options outstanding, beginning of year   6,437,217      .22    5,027,025      .21
Options exercised. . . . . . . . . . .  (1,026,354)     .10     (394,227)     .09
Options granted. . . . . . . . . . . .   1,195,000      .25    1,811,087      .21
Options forfeited/canceled . . . . . .     (33,929)     .46       (6,868)     .75
                                        -----------  ------    ---------- -------

Options outstanding, end of year . . .   6,571,934      .25    6,437,217      .22
                                        ===========  ======    ========== =======
Exercisable at end of year . . . . . .   4,353,609      .26    4,535,551      .23
                                        ===========  ======    ========== =======

The pro forma net loss and loss per share had the Company accounted for its options using FAS 123 would have been as follows:



                                            Twelve Months Ended September 30,

                                                        2005           2004
                                                     ----------    ----------
Net loss as reported                                 $(336,000)    $(275,000)

Basic  and  diluted  loss  per  share  as  reported     $(0.02)       $(0.02)

Stock  based  employee  compensation  cost
net  of  related  tax  effect  included  in  the
determination  of  net  loss  as  reported               2,000        $25,000

Total  Stock  based  employee  compensation
net  of  related  tax  effect,  that  would  have
been  included  in  the  determination  of  net
loss  if  the  fair  value  based  method  would
have  been  applied  to  all  awards                   $(79,000)    $(80,000)

Pro forma net loss as if  the  fair  value  based
method  had  been  applied  to  all  awards           $(413,000)   $(330,000)

Pro  forma  basic  and  diluted  loss  per  share
as  if  the  fair  value  method  had  been  applied
applied  to  all  awards                                 $(0.02)      $(0.02)


The following summarizes information concerning stock options outstanding at September 30, 2005:


                                                                                                       <>C

                                                  WEIGHTED AVERAGE  WEIGHTED          WEIGHTED         WEIGHTED
RANGE OF . . . . . . . . . . . . . . . . . . . .  NUMBER            REMAINING         AVERAGE          SUBJECT TO    AVERAGE
EXERCISE PRICES. . . . . . . . . . . . . . . . .  OUTSTANDING       CONTRACTUAL LIFE  EXERCISE PRICE   EXERCISE      EXERCISE PRICE

$0.0000 - $0.425 . . . . . . . . . . . . . . . .    5,709,249          8.1092           $   0.1818       3,490,924        0.1520

$0.4251 - $0.850. . . . . . . . . . . . . . . . .     831,435          3.7117           $   0.6735         831,435        0.6735

$0.8501 - $1.275. . . . . . . . . . . . . . . . .      31,250          2.1368           $   1.1540          31,250        1.1540

Total. . . . . . . . . . . . . . . . . . . . . .    6,571,934          7.5245           $   0.2486       4,353,609        0.2588

NOTE  E  -  COMMITMENTS  AND  CONTINGENCIES

The Company has capital leases for machinery and equipment that expire in 2009 and has operating lease for a facility that expired in August 2004, with an option to extend the term of this lease for an additional five years. The Company exercised the option to extend the lease to August 2006The following is a summary as of September 30, 2005 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:



                                                             CAPITAL   OPERATING
YEAR ENDING SEPTEMBER 30                                      LEASES    LEASES
-----------------------------------------------------------  --------  ----------

2006. . . . . . . . . . . . . . . . . . . . . . . . . . . .    52,000    129,000
2007. . . . . . . . . . . . . . . . . . . . . . . . . . . .    51,000      4,000
2008. . . . . . . . . . . . . . . . . . . . . . . . . . . .    51,000      4,000
2009. . . . . . . . . . . . . . . . . . . . . . . . . . . .    47,000      2,000
2010. . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,000         -
                                                           ----------  ----------
Total minimum lease payments. . . . . . . . . . . . . . . . $ 202,000  $ 139,000
                                                           ==========  ==========
Less amount representing interest . . . . . . . . . . . . .    43,000
                                                           ----------
Net minimum lease payments. . . . . . . . . . . . . . . . .  $159,000
Less current portion. . . . . . . . . . . . . . . . . . . .    33,000
                                                           ----------
Present value of net minimum payments, less current portion  $126,000
                                                           ==========


During the year ended September 30, 2005, the Company entered a capital lease obligation for equipment at the cost of $133,000. This obligation bears an average interest of 12.16 % and a monthly payment of $3,000 and mature in October 2009.

Rental expense under operating leases was $144,000 and 129,000 in fiscal years 2005 and 2004.

LITIGATION
----------

From time to time the Company is involved in litigation and threatened litigation arising in the ordinary course of business. The Company is not aware of any material unsettled litigation.

EMPLOYMENT  AGREEMENT
---------------------


We entered into a long-term agreement with John McLaughlin effective November 2, 2002 through September 30, 2004. This agreement provided a base salary of $150,000 per year and a bonus up to $150,000 based on performance factors including revenue, profit and accomplishment of certain key milestones. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of Common Stock at an exercise price of $0.20 per share upon acceptance of the agreement. On September 24, 2004, the Board passed a resolution to extend this contract for an additional year to 2005. On September 9, 2005 the Board passed a resolution to continue Mr. McLaughlin at a monthly salary of $14,500 starting October 1, 2005.

NOTE  F  -  SAVINGS  AND  RETIREMENT  PLANS

The Company has a Savings and Retirement Plan (the "Plan") under which every full-time salaried employee who is 18 years of age or older may contribute up to 100 percent of his or her eligible annual salary to our Plan. For an employee contribution of up to but not exceeding 6 percent of the employee's annual salary the Company makes a matching contribution of $.25 for every $1.00 of the employee's contribution. The Company's contributions are 100% vested after 36 months of contributions to the Plan. Benefits are payable under the Plan upon termination of a participant's employment with us or at retirement. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company's matching contribution, which was charged to expense, was $16,000 and $15,000 for fiscal 2005 and 2004, respectively.

NOTE  G  -  RELATED  PARTY  TRANSACTIONS

The Company has retained the services of an investment advisor, who is also a member of the Board of Directors, to provide advice on the investment portfolio. During each of the fiscal year ended September 30, 2005 and 2004, the Company incurred $2,000 each, for these services.