Form 10QSB
period 2005-12-31
COMPUMED INC
filed 2006-02-14
CIK 700998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements in for the past 90 days. Yes [ X ] No [ ]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).  Yes  [   ]  No  [  X  ]

As  of  January  31, 2006, we had 23,264,452 shares of Common Stock outstanding.

Transitional  Small  Business  Disclosure  Format  (check one): Yes [ ] No [ X ]


                        COMPUMED, INC. AND SUBSIDIARIES

                              TABLE  OF  CONTENTS

                                                                              PAGE
                                                                              ----
PART  I.  FINANCIAL  INFORMATION
--------------------------------
Item  1.  Financial  Statements.                                                3

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operation.     7

Item  3.  Controls  and  Procedures.                                           10


PART  II.  OTHER  INFORMATION
----------------------------
Item  1.  Legal  Proceedings.                                                  11

Item  2.  Unregistered  Sales  of  Equity  Securities  and  Use  of  Proceeds. 11

Item  3.  Defaults  Upon  Senior  Securities.                                  11

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.         11

Item  5.  Other  Information.                                                  11

Item  6.  Exhibits  and  Reports  on  Form  8-K.                               11

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES


                                                  FINANCIAL INFORMATION
                                                      BALANCE  SHEETS
                                                      COMPUMED,  INC.
                                                                              December 31, September 30,
                                                                                  2005          2005
                                                                              -----------   -----------
                                                                              (UNAUDITED)
                                                                              -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                     $  145,000    $  281,000
Marketable securities, at fair market value  . . . . . . . . . .                 355,000       290,000
Accounts receivable, less allowance of $26,000
(December and September 2005). . . . . . . . . . . . . . . . . .                 482,000       323,000
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .                  24,000        31,000
Prepaid expenses and other current assets. . . . . . . . . . . .                  28,000        18,000
                                                                              -----------   -----------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .               1,034,000       943,000


PROPERTY AND EQUIPMENT
Machinery and equipment. . . . . . . . . . . . . . . . . . . . .               1,252,000     1,252,000
Furniture, fixtures and leasehold improvements . . . . . . . . .                  78,000        78,000
Equipment under capital leases . . . . . . . . . . . . . . . . .                 183,000       183,000
                                                                              -----------   -----------
                                                                               1,513,000     1,513,000

Accumulated depreciation and amortization. . . . . . . . . . . .              (1,291,000)   (1,273,000)
                                                                              -----------   -----------
TOTAL PROPERTY AND EQUIPMENT                                                     222,000       240,000

OTHER ASSETS
Patents, net of accumulated amortization of $6,000 (December 2005)
 and $5,000 (September 2005) . . . . . . . . . . . . . . . . . .                  89,000        77,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .                  13,000        13,000
                                                                              -----------   -----------
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . .. . . . . .                 102,000        90,000

TOTAL ASSETS                                                                  $1,358,000    $1,273,000
                                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable                                                              $  147,000    $  159,000
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .                 189,000       148,000
Current portion of capital lease obligations . . . . . . . . . .                  34,000        33,000
                                                                              -----------   -----------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . .                 370,000       340,000

Capital lease obligations, less current portion                                  117,000       126,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting  -
    issued and outstanding - 8,400 shares. . . . . . . . . . . .                   1,000         1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
   issued and outstanding - 300 shares . . . . . . . . . . . . .                       -             -

Common Stock, $.01 par value - authorized 50,000,000 shares, issued and outstanding - 23,126,055 shares (December 2005)
   issued and outstanding - 22,920,609 shares (September 2005)                   232,000       230,000

Additional paid in capital . . . . . . . . . . . . . . . . . . .              33,285,000    33,154,000

Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .             (32,630,000)  (32,589,000)

Accumulated other comprehensive income . . . . . . . . . . . . .                   6,000        17,000

Deferred stock compensation. . . . . . . . . . . . . . . . . . .                 (23,000)       (6,000)
                                                                              -----------   -----------

TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .                 871,000       807,000
                                                                              -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $1,358,000    $1,273,000
                                                                              ===========   ===========

See notes to condensed financial statements.


                                                       STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                 COMPUMED, INC.
                                                                          Three Months Ending December 31
                                                                                  2005          2004
                                                                              -----------   -----------
REVENUES
ECG services . . . . . . . . . . . . . . . . . . . . . . . . . .                 433,000      399,000
ECG product and supplies sales . . . . . . . . . . . . . . . . .                  61,000      270,000
OsteoGram (R) sales and services . . . . . . . . . . . . . . . .                 157,000        8,000
                                                                              -----------   -----------
    TOTAL REVENUES . . . . . . . . . . . . . . . . . . . . . . .                 651,000      677,000
                                                                              -----------   -----------
COSTS AND EXPENSES
Cost of ECG services . . . . . . . . . . . . . . . . . . . . . .                 144,000      138,000
Cost of goods sold-ECG . . . . . . . . . . . . . . . . . . . . .                  42,000      221,000
Cost of goods sold-OsteoGram (R) . . . . . . . . . . . . . . . .                   3,000        1,000
Selling expenses . . . . . . . . . . . . . . . . . . . . . . . .                 105,000       68,000
Research & development . . . . . . . . . . . . . . . . . . . . .                  98,000       62,000
General & administrative expenses. . . . . . . . . . . . . . . .                 307,000      274,000
Depreciation & amortization. . . . . . . . . . . . . . . . . . .                  18,000       18,000
                                                                              -----------   -----------
    TOTAL EXPENSES . . . . . . . . . . . . . . . . . . . . . . .                 685,000      782,000
                                                                              -----------   -----------
OPERATING LOSS . . . . . . . . . . . . . . . . . . . . . . . . .                 (34,000)    (105,000)

Interest income and dividends. . . . . . . . . . . . . . . . . .                  30,000        6,000
Other miscellaneous income . . . . . . . . . . . . . . . . . . .                       -        8,000
Interest expense . . . . . . . . . . . . . . . . . . . . . . . .                  (5,000)      (2,000)
                                                                              -----------   -----------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (41,000)     (93,000)
                                                                              ===========   ===========
NET LOSS PER SHARE (BASIC AND DILUTED) . . . . . . . . . . . . .                   (0.00)       (0.00)
                                                                              ===========   ===========
Weighted average number of common shares outstanding . . . . . .              23,095,602    19,691,544
                                                                              ===========   ===========


                                                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                 COMPUMED, INC.

                                                                                Three Months Ended
                                                                                    December 31,
                                                                              -------------------------
                                                                                 2005           2004
                                                                              -----------   -----------
OPERATING ACTIVITIES:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (41,000)     (93,000)
Net adjustments to reconcile net loss to net cash used in
operating activities:
Realized gain on marketable securities . . . . . . . . . . . . .
Amortization of deferred stock compensation. . . . . . . . . . .                   1,000             -
Depreciation and amortization. . . . . . . . . . . . . . . . . .                  18,000        17,000
Decrease/(Increase) in accounts receivable . . . . . . . . . . .                (159,000)        1,000
Decrease/(Increase) in inventory and prepaid expenses. . . . . .                  (3,000)        3,000
Decrease/(Increase) in accounts payable and other liabilities. .                  29,000        49,000
                                                                              -----------   -----------
NET CASH USED IN OPERATING ACTIVITIES                                           (155,000)      (23,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from selling of marketable securities
Investments in purchase of  marketable securities. . . . . . . .                 (76,000)       (4,000)
Purchase of other assets . . . . . . . . . . . . . . . . . . . .                 (12,000)       (6,000)
Purchase of property, plant and equipment. . . . . . . . . . . .                       -        (3,000)
                                                                              -----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                                            (88,000)      (13,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option . . . . . . . . . . . . .                   4,000        48,000
Net offering of the investment agreement with Dutchess Private
Equities Fund. . . . . . . . . . . . . . . . . . . . . . . . . .                 111,000        33,000
Payments on capital lease obligations. . . . . . . . . . . . . .                  (8,000)       (2,000)
                                                                              -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . . . . . . . .                 107,000        79,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . .                (136,000)       43,000

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD. . . . . . . . .                 281,000        62,000
                                                                              -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . .                 145,000       105,000

SUPPLEMENTAL DISCLOSURES:
Interest paid  . . . . . . . . . . . . . . . . . . . . . . . . .                  (5,000)       (2,000)
Disposal of fixed assets . . . . . . . . . . . . . . . . . . . .                                79,000


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 COMPUMED, INC.

NOTE  A  -  BASIS  OF  PRESENTATION  AND  ACCOUNTING  POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the financial statements for the year ended September 30, 2005 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

The balance sheet at September 30, 2005 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company has historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company raised these funds in 1997 through 2000 through the sale of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants. During the first quarter of fiscal 2006, we raised $112,000 through the sale of 165,446 shares to Dutchess Private Equities Fund, LLP.

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

During the three months ended December 31, 2005 and 2004, the Company granted options to purchase 50,000 shares and 35,000 shares to a consultant, and 310,000 shares and 235,000 shares to directors, officers and employees, respectively. The fair value of 50,000 and 35,000 options were valued at $18,000 and $8,000, respectively. The fair value of 310,000 and 235,000 options were valued at $111,000 and $39,000, respectively. These options were valued in accordance with SFAS and the fair values were estimated using Black-Scholes option pricing method with the following assumptions:


                                                For The Three Months Ended
                                        December 31, 2005    December 31, 2004
                                        -----------------    -----------------
Risk free interest rate                        4.47%             4.23%
Stock volatility factor                          37%               33%

Weighted  average expected option life: 10 years.  Expected dividend yield: None

The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:

                                                           Three Months Ended December 31,
                                                                     2005              2004
                                                                --------------   --------------
Net loss as reported . . . . . . . . . . . . .                        (41,000)         (93,000)

Basic and diluted loss per share as reported .                          (0.00)           (0.00)

Add: stock-based employee compensation cost
included in determination of net loss reported                              -                -

Deduct: stock-based employee compensation cost
that would have been included in the
determination of net loss if the fair value
based method had been applied to all awards. .                        (26,000)         (16,000)

Pro forma net loss if the fair value based
method had been applied to all awards. . . . .                        (67,000)        (109,000)

Basic and diluted pro forma loss per share
if the fair value based method had been
applied to all awards. . . . . . . . . . . . .                (          0.00)           (0.01)

A summary of the stock options activity and related information for the three months ended December 31 follows:

                                            2005                               2004
                              -------------------------------   -------------------------------
                                                 Weighted-                           Weighted-
                                                  Average                            Average
                                                 Exercise                           Exercise
                                  Shares           Price            Shares            Price
                              --------------   --------------   --------------   --------------
Options outstanding,
beginning of period               6,571,934             0.25        6,437,217             0.22
Options exercised                   (40,000)            0.10         (525,869)            0.09
Options granted                     360,000             0.64          270,000             0.32
Options forfeited/canceled                -                -          (10,879)            0.71
                              --------------   --------------   --------------   --------------
Options outstanding,
end of period                     6,891,934             0.27        6,170,469             0.24
                              ==============   ==============   ==============   ==============
Options exercisable,
end of period                     4,491,944             0.26        4,093,809             0.25
                              ==============   ==============   ==============   ==============

The following summarizes information concerning stock options outstanding at December 31, 2005:


                                               Weighted
                               Weighted        Average           Weighted         Weighted
                               Average         Remaining         Average          Average
                               Number          Contractual       Exercise         Number
                               Outstanding     Life              Price            Exercisable
                              --------------   --------------   --------------   --------------
0.000000 - $0.425000              5,669,249             7.53    $        0.16        3,629,259
0.425100 - $0.850000              1,191,435             5.43    $        0.67          831,435
0.850100 - $1.275000                 31,250             1.89    $        1.15           31,250
                              --------------   --------------   --------------   --------------
                                  6,891,934             7.14    $        0.26        4,491,944
                              ==============   ==============   ==============   ==============

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

NOTE  B  -  OTHER  AGREEMENTS

On  February  25,  2004,  we  entered into an Investment Agreement with Dutchess
Private Equities Fund. That agreement provides that, following notice to Dutchess, we may sell to Dutchess up to $5 million in shares of our Common Stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of our Common Stock during the five day period following that notice. The number of shares that we are permitted to sell pursuant to the Investment Agreement is either: (A) two hundred percent of the average daily volume of our Common Stock for the ten trading days prior to the applicable sale notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day we issue the notice, or (B) $25,000; provided that in no event will the sale be more than $1,000,000 with respect to any single sale.

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

Osteoporosis is a "silent disease" that costs the U.S. healthcare system over $17 billion annually contrasted to the $6 billion spent annually on breast cancer. Fifty percent of all women will suffer an osteoporosis-related fracture in their lifetime, and Medicare is currently scrutinizing methods to lower the costs of fighting this largely preventable disease through point-of-care testing of "at risk" patients through an initiative named HEDIS. We believe that convenient, low-cost methods of screening and diagnosing will become increasingly desirable as hospitals comply with recent initiatives directing them to test for and treat this insidious disease.

The OsteoGram(R) was originally marketed as a film-based product that utilized a standard hand x-ray film that is digitized on a desktop scanner. The image is then analyzed on a personal computer by means of the patented OsteoGram(R) software. This system is still marketed to small hospitals, clinics and physician's offices. In June of 2004, we began marketing a DICOM (Digital Imaging and Communications in Medicine) version of the OsteoGram(R) software. The DICOM OsteoGram(R) was developed to take advantage of the growing market for digital, or filmless, x-ray equipment. DICOM is the information standard that allows digital imaging equipment to interconnect, enabling clinicians to readily move, archive and retrieve images and diagnostic information over networks. By residing on the workstations of these advanced digital systems, the OsteoGram(R) software can automatically capture and analyze images directly from either the x-ray equipment or the network. We license our DICOM
OsteoGram(R) software to manufacturers of digital x-ray and network equipment to place at the point-of-sale. In addition, we enlist dedicated imaging distributors to sell our products in the after sale market.

During the quarter ending December 31, 2005, we signed an important licensing agreement with FUJIFILM Medical Systems, USA (Div. Fuji Photo Film Co., Ltd.) that enables FUJIFILM Medical Systems USA, Inc. (Fuji) to integrate CompuMed's proprietary OsteoGram(R) osteoporosis screening software with its market-leading computed radiography (CR) systems. Under the terms of the five year agreement, Fuji will place an initial order for 10 OsteoGram(R) systems and then license and distribute the OsteoGram(R) on existing and new CR systems, as well as future mammography platforms in the United States. Fuji has the largest installed base of CR systems in the U.S. and currently markets its products through a direct sales organization and a nationwide network of imaging distributors. We expect Fuji to launch our bundled solution at their national sales meeting in early April.

OsteoGram(R)-enhanced Fuji CR systems were showcased at the 91st Scientific Assembly and Annual Meeting of the Radiological Society of North America (RSNA) in Chicago (November 27-December 2). In addition, the OsteoGram(R) was featured in the exhibits of Swissray International and the Kodak Health Group, division of the Eastman Kodak Company.

We also amended and expanded our previous software licensing agreement with Orex Computed Radiography, Inc. The agreement provides for the use of our OsteoGram(R) osteoporosis screening software with Orex's distributed computed radiography scanners. Under the amendment, our agreement with Orex has been extended for a five-year period. On March 3, 2005, Orex became a wholly owned subsidiary of the Eastman Kodak Company, and the expanded terms of the new agreement include sales of our OsteoGram(R) systems on Kodak's computed radiography (CR) scanners. The amended agreement with Orex also includes an upfront purchase and minimum purchase obligations, which are to increase annually over the five-year contract period.

We also attended Medica, the world's largest all medical trade show held annually in D sseldorf, Germany. The OsteoGram(R) was displayed in the exhibit of our German distributor that launched the product locally. Reference sites are now being established, and we hope that German sales efforts will commence in the first quarter of 2006, coinciding with the launch in Italy.


RESULTS  OF  OPERATIONS  FOR THE QUARTER ENDED DECEMBER 31, 2005 COMPARED TO THE
--------------------------------------------------------------------------------
QUARTER  ENDED  DECEMBER  2004.
-------------------------------

Revenues from ECG operations decreased by 26% for the first quarter of fiscal 2006 to $494,000 from $669,000 in fiscal 2005, due to a one-time sale of new ECG equipment sold to New York Department of Corrections in fiscal 2005. Revenues from the OsteoGram(R) sales and services for the first quarter of fiscal 2006 increased by 1,863% to $157,000 from $8,000 in fiscal 2005 mainly due to an order from OREX Computed Radiography.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold and OsteoGram(R) systems sold. Costs of services of ECG for the first quarter of fiscal 2006 increased by 4% to $144,000 from $138,000 in fiscal 2005, due to increases in overread services and travel expenses related to the software upgrade of the ECG equipment sold to New York Department of Corrections last fiscal year. Cost of goods sold of ECG for the first quarter of fiscal 2006 decreased by 81% to $42,000 from $221,000 for the same period of fiscal 2005, primarily due to decreased ECG equipment sales. The cost of goods sold for OsteoGram(R) for the first quarter of fiscal 2006 increased by 200% to $3,000 from $1,000 in fiscal 2005, due to increased OsteoGram systems sales.

Selling expenses for the first quarter of fiscal 2006 increased by 54% to $105,000 from $68,000 in fiscal 2005, due to the hiring of the Vice President Sales for the OsteoGram business.

General  and  administrative  expenses  for  the  first  quarter  of fiscal 2006 increased to $307,000 from $274,000 in fiscal 2005, due to the accrued expense related to the issuance of the restricted shares to the investor relations firm Porter LeVay and Rose, Inc.

Research and development costs for the first quarter of fiscal 2006 increased by 58% to $98,000 from $62,000 in fiscal 2005, due to the hiring of the Vice President of Engineering.

Interest income and dividends for the first quarter of fiscal 2006 increased by 400% to $30,000 from $6,000 in fiscal 2005, due to increased investments in marketable securities.

Other miscellaneous income for the first quarter of fiscal 2006 was none compared to $8,000 in fiscal 2005, due to a reversal of a reserve related to operating business expenses.

Interest expense for the first quarter of fiscal 2006 increased by 150% to $5,000 from $2,000, due to increased financing of ECG equipment.

Net loss for the first quarter of fiscal 2006 decreased by 56% to $41,000 from $93,000 in fiscal 2005, mainly due to higher sales in the OsteoGram(R) business.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

At December 31, 2005, we had approximately $500,000 in cash and marketable securities, as compared to a balance of $571,000 at September 30, 2005, a net decrease of $71,000 primarily due to cash used to increase staffing.

There were no purchases of property, plant, and equipment during the first quarter of 2006 and $3,000 for the same period in fiscal 2005.

We have historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. We also raise funds through the sale of Common and Preferred stock issuances and proceeds from the exercise of stock options and warrants.

CAPITAL  COMMITMENTS

We lease our corporate offices at a monthly rental of $11,822 per month with 3% annual increase.

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

Each of our Directors receives an annual Board of Directors fee of $12,000, which is paid to each Director in equal monthly installments. The Chairman receives an additional $4,800. In addition to the Board of Directors fee, Directors receive an additional $1,000 per meeting and when they serve as a member of the Executive, Audit or Compensation Committee. Such amount is reduced to $350 if the committee meeting is held by teleconference or on the same day as a board meeting.

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

During the three months ended December 31, 2005, we sold 165,446 shares of Common Stock to Dutchess Private Equities Fund at an average of $0.68 per share. The gross proceeds were $112,000.

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

MATERIAL  TRENDS  AND  UNCERTAINITIES
-------------------------------------

The rate of progress in commercializing the DICOM (digital) OsteoGram accelerated at the end of the first quarter of fiscal 2006, mainly due to an order from Orex Computed Radiography. We expect this trend to pick-up in the third quarter of fiscal 2006 as Fuji Medical USA launches the OsteoGram product.

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

ITEM  3.  CONTROLS  AND  PROCEDURES.

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Principal Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

There was no change in our internal control over financial reporting during our first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

None.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

During the three months ended December 31, 2005, we sold 165,446 shares of Common Stock to Dutchess Private Equities Fund at an average of $0.68 per share. The gross proceeds were $112,000.

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

4.6 Rights Agreement between the Company and U.S. Stock Transfer Corporation dated October 28, 2005 (filed as Exhibit 4.1 to the Company's Form 8-A filed on November 2, 2005 and incorporated herein by reference).

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

                                 COMPUMED, INC.

Date  February  14,  2006     By:  /s/  John  G.  McLaughlin
                                  ---------------------------
                                  John  G.  McLaughlin
                                  President  and  Chief  Executive  Officer

Date  February  14,  2006     By:  /s/  Phuong  Dang
                                  -------------------
                                  Phuong  Dang
                                  Secretary,  Controller
                                  and  Principal  Financial  Officer