Form 10QSB/A
period 2005-12-31
COMPUMED INC
filed 2006-02-16
CIK 700998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

We are amending this report on Form 10-QSB because, in the Statement of Operations the Total Expenses and Operating Loss lines did not calculate properly. The correct number for Total Expenses is $717,000 and for Operating Loss is $66,000. The Net Loss and all subsequent calculations were correct. This amended 10-QSB contains the correct financial statements.


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


                                                       STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                 COMPUMED, INC.
                                                                          Three Months Ending December 31
                                                                                  2005          2004
                                                                              -----------   -----------
REVENUES
ECG services . . . . . . . . . . . . . . . . . . . . . . . . . .                 433,000      399,000
ECG product and supplies sales . . . . . . . . . . . . . . . . .                  61,000      270,000
OsteoGram (R) sales and services . . . . . . . . . . . . . . . .                 157,000        8,000
                                                                              -----------   -----------
    TOTAL REVENUES . . . . . . . . . . . . . . . . . . . . . . .                 651,000      677,000
                                                                              -----------   -----------
COSTS AND EXPENSES
Cost of ECG services . . . . . . . . . . . . . . . . . . . . . .                 144,000      138,000
Cost of goods sold-ECG . . . . . . . . . . . . . . . . . . . . .                  42,000      221,000
Cost of goods sold-OsteoGram (R) . . . . . . . . . . . . . . . .                   3,000        1,000
Selling expenses . . . . . . . . . . . . . . . . . . . . . . . .                 105,000       68,000
Research & development . . . . . . . . . . . . . . . . . . . . .                  98,000       62,000
General & administrative expenses. . . . . . . . . . . . . . . .                 307,000      274,000
Depreciation & amortization. . . . . . . . . . . . . . . . . . .                  18,000       18,000
                                                                              -----------   -----------
    TOTAL EXPENSES . . . . . . . . . . . . . . . . . . . . . . .                 717,000      782,000
                                                                              -----------   -----------
OPERATING LOSS . . . . . . . . . . . . . . . . . . . . . . . . .                 (66,000)    (105,000)

Interest income and dividends. . . . . . . . . . . . . . . . . .                  30,000        6,000
Other miscellaneous income . . . . . . . . . . . . . . . . . . .                       -        8,000
Interest expense . . . . . . . . . . . . . . . . . . . . . . . .                  (5,000)      (2,000)
                                                                              -----------   -----------
NET LOSS . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (41,000)     (93,000)
                                                                              ===========   ===========
NET LOSS PER SHARE (BASIC AND DILUTED) . . . . . . . . . . . . .                   (0.00)       (0.00)
                                                                              ===========   ===========
Weighted average number of common shares outstanding . . . . . .              23,095,602    19,691,544
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

                                 COMPUMED, INC.

Date  February  16,  2006     By:  /s/  John  G.  McLaughlin
                                  ---------------------------
                                  John  G.  McLaughlin
                                  President  and  Chief  Executive  Officer

Date  February  16,  2006     By:  /s/  Phuong  Dang
                                  -------------------
                                  Phuong  Dang
                                  Secretary,  Controller
                                  and  Principal  Financial  Officer