Form 10QSB
period 2006-03-31
COMPUMED INC
filed 2006-05-12
CIK 700998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As  of  April  30,  2006,  we had 24,141,466 shares of Common Stock outstanding.

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

Item  6.  Exhibits  and  Reports  on  Form  8-K.                               11


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX

COMPUMED, INC. AND SUBSIDIARIES

                                                  FINANCIAL INFORMATION
                                                      BALANCE  SHEETS
                                                      COMPUMED,  INC.
                                                                              March 31,    September 30,
                                                                                  2005          2005
                                                                              -----------   -----------
                                                                              (UNAUDITED)
                                                                              -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                     $  321,000    $  281,000
Marketable securities, at fair market value  . . . . . . . . . .                 382,000       290,000
Accounts receivable, less allowance of $26,000
(March and September 2005). . . . . . . . . . . . . . . . . .                    445,000       323,000
Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . .                  23,000        31,000
Prepaid expenses and other current assets. . . . . . . . . . . .                  20,000        18,000
                                                                              -----------   -----------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . .               1,191,000       943,000


PROPERTY AND EQUIPMENT
Machinery and equipment. . . . . . . . . . . . . . . . . . . . .               1,253,000     1,252,000
Furniture, fixtures and leasehold improvements . . . . . . . . .                  78,000        78,000
Equipment under capital leases . . . . . . . . . . . . . . . . .                 183,000       183,000
                                                                              -----------   -----------
                                                                               1,514,000     1,513,000

Accumulated depreciation and amortization. . . . . . . . . . . .              (1,308,000)   (1,273,000)
                                                                              -----------   -----------
TOTAL PROPERTY AND EQUIPMENT                                                     206,000       240,000

OTHER ASSETS
Patents, net of accumulated amortization of $6,000 (March 2006)
 and $5,000 (September 2005) . . . . . . . . . . . . . . . . . .                 110,000        77,000
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .                  13,000        13,000
                                                                              -----------   -----------
TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . .. . . . . .                 123,000        90,000

TOTAL ASSETS                                                                  $1,520,000    $1,273,000
                                                                              ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable                                                              $  140,000    $  159,000
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . .                 148,000       148,000
Current portion of capital lease obligations . . . . . . . . . .                  36,000        33,000
                                                                              -----------   -----------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . .                 324,000       340,000

Capital lease obligations, less current portion                                  108,000       126,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting  -
    issued and outstanding - 8,400 shares. . . . . . . . . . . .                   1,000         1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
   issued and outstanding - 300 shares . . . . . . . . . . . . .                       -             -

Common Stock, $.01 par value - authorized 50,000,000 shares, issued and outstanding - 23,123,143 shares (March 2006)
   issued and outstanding - 22,920,609 shares (September 2005)                   242,000       230,000

Additional paid in capital . . . . . . . . . . . . . . . . . . .              33,592,000    33,154,000

Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .             (32,731,000)  (32,589,000)

Accumulated other comprehensive income . . . . . . . . . . . . .                   5,000        17,000

Deferred stock compensation. . . . . . . . . . . . . . . . . . .                 (21,000)       (6,000)
                                                                              -----------   -----------

TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . .                1,088,000       807,000
                                                                              -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $1,520,000    $1,273,000
                                                                              ===========   ===========

See notes to condensed financial statements.

              STATEMENT OF OPERATIONS (UNAUDITED)
                        COMPUMED, INC.
                                                                                 Three Months Ended          Six Months Ended
                                                                                       March 31,                  March 31,
                                                                              -------------------------   -------------------------
                                                                                 2006           2005         2006           2005
                                                                              -----------   -----------   -----------   -----------
     REVENUE FROM OPERATIONS
     ECG services                                                                427,000       451,000       860,000       850,000
     Product sales                                                                42,000        71,000       103,000       341,000
     OsteoGram(R) sales and services                                              76,000        12,000       233,000        20,000
                                                                              -----------   -----------   -----------   -----------
                                                                                 545,000       534,000     1,196,000     1,211,000
                                                                              -----------   -----------   -----------   -----------
     COSTS AND EXPENSES
     Costs of ECG services                                                       146,000       154,000       290,000       292,000
     Cost of goods sold-ECG                                                       33,000        48,000        75,000       269,000
     Cost of goods sold-OsteoGram(R)                                                   -         2,000         3,000         3,000
     Selling expenses                                                            118,000        62,000       223,000       130,000
     Research and development                                                     69,000        55,000       167,000       117,000
     General and administrative expenses                                         262,000       226,000       569,000       500,000
     Depreciation and amortization                                                17,000        18,000        35,000        36,000
                                                                              -----------   -----------   -----------   -----------
                                                                                 645,000       565,000     1,362,000     1,347,000
                                                                              -----------   -----------   -----------   -----------
     OPERATING LOSS                                                             (100,000)      (31,000)     (166,000)     (136,000)

     Interest  Income and dividends                                                4,000         2,000        34,000         8,000
     Other miscellaneous income                                                        -             -             -         8,000
     Interest expense                                                             (5,000)       (4,000)      (10,000)       (6,000)
                                                                              -----------   -----------   -----------   -----------
     NET LOSS                                                                   (101,000)      (33,000)     (142,000)     (126,000)
                                                                              -----------   -----------   -----------   -----------
     NET LOSS PER SHARE (Basic and diluted)                                        (0.00)        (0.00)        (0.01)        (0.01)
     Weighted average number of common
     shares outstanding                                                       23,531,022    20,308,016    23,239,778    20,093,325


          STATEMENTS OF CASH FLOWS (UNAUDITED)
                       COMPUMED, INC.
                                                                              Six Months Ended March 31,
                                                                                 2006          2005
                                                                              -----------   -----------
     OPERATING ACTIVITIES:
     Net loss                                                                   (142,000)     (126,000)
     Net adjustments to reconcile net loss
to net cash used in operating activities:
     Amortization of deferred stock compensation                                   3,000             -
     Depreciation and amortization                                                35,000        36,000
     Decrease (Increase) in accounts receivable                                 (122,000)       26,000
     Decrease in inventory and prepaid expenses                                    6,000        21,000
     Decrease in accounts payable and other liabilities                           13,000        20,000
                                                                              -----------   -----------
     NET CASH USED IN OPERATING ACTIVITIES                                      (207,000)      (23,000)

     CASH FLOW FROM INVESTING ACTIVITIES:
     Investments in purchase of  marketable securities                          (104,000)       (8,000)
     Purchase of other asset                                                     (33,000)       (5,000)
     Purchase of property, plant and equipment                                    (1,000)      (20,000)
                                                                              -----------   -----------
     NET CASH PROVIDED BY USED IN INVESTING ACTIVITIES                          (138,000)      (33,000)

     CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock option                                      148,000        48,000
     Issuance of stock to Dutchess per agreement                                 252,000        75,000
     Payments on capital lease obligations                                       (15,000)       (9,000)
                                                                              -----------   -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                   385,000       114,000


     NET INCREASE IN CASH                                                         40,000        58,000

     CASH BEGINNING OF PERIOD                                                    281,000        62,000
                                                                              -----------   -----------
     CASH AT END OF PERIOD                                                       321,000       120,000

     SUPPLEMENTAL DISCLOSURES:
     Interest paid                                                                10,000         6,000
     Original cost of fixed assets disposed of                                         -        84,000

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 COMPUMED, INC.

NOTE  A  -  BASIS  OF  PRESENTATION  AND  ACCOUNTING  POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the financial statements for the year ended September 30, 2005 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

The balance sheet at September 30, 2005 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company has historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company raised these funds in 1997 through 2000 through the sale of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants. During the second quarter of fiscal 2006, we raised $141,000 through the sale of 209,983 shares to Dutchess Private Equities Fund, LLP.

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

During the six months ended March 31, 2006 and 2005, the Company granted options to purchase 50,000 shares and 35,000 shares to a consultant, and 310,000 shares and 235,000 shares to directors, officers and employees, respectively. The fair value of 50,000 and 35,000 options were valued at $18,000 and $8,000, respectively. The fair value of 310,000 and 235,000 options were valued at $111,000 and $39,000, respectively. These options were valued in accordance with SFAS and the fair values were estimated using Black-Scholes option pricing method with the following assumptions:

                                                For  The  Six  Months  Ended
                                        March  31,  2006      March  31, 2005
                                        -----------------    -----------------
Risk  free  interest  rate                     4.47%                4.23%
Stock  volatility  factor                     37   %               33   %
Weighted  average  expected  option  life    10  years            10  years
Expected  dividend  yield                      None                 None

The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows:


                                                                             Three Months Ended March 31, Six Months Ended March 31,

                                                                                 2006           2005         2006           2005
                                                                              -----------   -----------   -----------   -----------

Net loss as reported                                                            (101,000)      (33,000)     (142,000)     (126,000)

Basic and diluted loss per share as reported                                       (0.00)        (0.00)        (0.01)        (0.01)

Add: stock based employee compensation cost                                        2,000             -         3,000        16,000
included in determination of net loss reported

Deduct: stock-based employee compensation cost                                   (27,000)      (20,000)      (63,000)      (36,000)
that would have been included in the determination
of net loss if the fair value method had been applied
to all awards

Pro forma net loss if the fair value based method                               (126,000)      (53,000)     (202,000)     (146,000)
had been applied to all awards

Basic and diluted pro forma loss per share if the
fair value based method had been applied for
all awards                                                                         (0.01)        (0.00)        (0.01)        (0.01)

A summary of the stock options activity and related information for the six months ended March 31 follows:

                                                               2006                         2005
                                                  ----------------------------  -----------------------------
                                                                    Weighted-                      Weighted-
                                                                     Average                        Average
                                                                    Exercise                       Exercise
                                                      Shares          Price        Shares           Price
                                                  -------------  -------------  -------------   -------------
Options outstanding, beginning of period              6,571,934           0.25      6,437,217            0.22
Options exercised                                      (777,105)          0.19       (525,869)           0.09
Options granted                                         360,000           0.64        270,000            0.32
Options forfeited/canceled                             (466,666)          0.27        (10,879)           0.71
                                                  -------------  -------------  -------------   -------------
Options outstanding, end of period                    5,688,163           0.28      6,170,469            0.24
                                                  =============  =============  =============  ==============
Options exercisable, end of period                    3,754,839           0.28      4,093,809            0.25
                                                  =============  =============  =============  ==============

The following summarizes information concerning stock options outstanding at March 31, 2006:

                                           Weighted
                             Weighted      Average         Number       Weighted
                              Average     Remaining        Average      Average
Range of Exercise Prices      Number      Contractual     Exercise       Number
                           Outstanding       Life          Price       Exercisable
                           ------------  ------------   ------------  ------------
0.000000 - $0.425000         4,465,478          7.48    $      0.15     2,892,154
0.425100 - $0.850000         1,191,435          5.18    $      0.67       831,435
0.850100 - $1.275000            31,250          1.64    $      1.15        31,250
                           ------------  ------------   ------------  ------------
                             5,688,163          6.97    $      0.28     3,754,839
                           ============  ============   ============  ============

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

Our other business is the development and marketing of medical imaging software tools that automatically make accurate and precise measurements to diagnose bone disease. Our target markets for these products are hospitals, imaging centers and orthopedic office practices. Our initial product, the OsteoGram , is an automated system for the rapid screening, diagnosis and monitoring of osteoporosis, a disease that affects more than 200 million people worldwide.

Osteoporosis is a "silent disease" that costs the U.S. healthcare system over $17 billion annually contrasted to the $6 billion spent annually on breast cancer. Fifty percent of all women will suffer an osteoporosis-related fracture in their lifetime, and Medicare is currently scrutinizing methods to lower the costs of fighting this largely preventable disease by working with the National Committee for Quality Assurance to stimulate point-of-care testing of "at risk" patients. We believe that convenient, low-cost methods of screening and diagnosing will become increasingly desirable as hospitals comply with recent initiatives directing them to test for and treat this insidious disease.

The OsteoGram was originally marketed as a film-based product that utilized a standard hand x-ray film that is digitized on a desktop scanner. The image is then analyzed on a personal computer by means of the patented OsteoGram software. This system is still marketed to small hospitals, clinics and physician's offices. In 2004, we released the first DICOM (Digital Imaging and Communications in Medicine) version of the OsteoGram software. The DICOM OsteoGram was developed to take advantage of the growing market for digital, or filmless, x-ray equipment. DICOM is the information standard that allows digital imaging equipment to interconnect, enabling clinicians to readily move, archive and retrieve images and diagnostic information over networks. By residing on the workstations of these advanced digital systems, the OsteoGram software can automatically capture and analyze images directly from either the x-ray equipment or the network. We license our DICOM OsteoGram software to manufacturers of digital x-ray and network equipment to place at the point-of-sale. In addition, we enlist dedicated imaging distributors to sell our products in the after sale market.

During the previous quarter we signed an important licensing agreement with FUJIFILM Medical Systems, USA, Inc. (Div. Fuji Photo Film Co., Ltd.) that enables FUJIFILM Medical Systems USA, Inc. (Fuji) to integrate CompuMed's proprietary OsteoGram osteoporosis screening and diagnostic software with its market-leading computed radiography (CR) systems. Fuji has the largest installed base of CR systems in the U.S., and they exhibited a new, low-end CR targeted towards small hospitals and orthopedic clinics late last year. In order to implement our integration strategy, it was necessary to upgrade our OsteoGram software product to be compatible with the latest version of the Fuji workstation. In addition, the OsteoGram was required to pass the rigorous Fuji QA protocol prior to market release. Therefore, the majority of the R&D activities for the quarter were spent in developing version 1.35 of the OsteoGram software with the latest in DICOM functionality. This version was made available in late March 2006, which allowed us to ship the first units to FujiMed USA. In addition, we shipped upgraded versions of our software to the remaining DICOM customers, including those of Swissray International.

OsteoGram enhanced Fuji CR systems were showcased at the 2006 Annual Meeting of the American Association of Orthopaedic Surgeons in Chicago March
22-26, 2006. The OsteoGram was also featured in the exhibits of Swissray International and the Kodak Health Group, division of the Eastman Kodak Company.

Our German distributor installed the first OsteoGram trial systems in key reference sites during the second quarter, and we anticipate positive feedback in the coming months. Germany is a key market for us in the EU, since the market is rapidly transitioning to digital radiography and PACS networks. Our Beijing, China distributor sold the first OsteoGram system on a Kodak CR in the western sector of the country. Kodak is the market leader in CR sales in China.

Transmission revenue from our ECG business continued to grow this quarter, as we expanded our relationship with Correctional Medical Services (CMS), a leading provider of comprehensive medical care to state and local correctional facilities. CMS added more than 68 new sites to our existing agreement, and our ECG support staff spent most of the quarter installing and training the new CMS facilities in the use of our CardioGram product. We believe that transmissions and overreads should continue on an upward trend as the new sites come online during the third quarter of our fiscal year.

RESULTS  OF  OPERATIONS  FOR THE QUARTER AND THE SIX MONTHS ENDED MARCH 31, 2006
--------------------------------------------------------------------------------
COMPARED  TO  THE  SAME  PERIOD  OF  FISCAL  2005.
--------------------------------------------------

Revenues from ECG services decreased by 5% for the second quarter of fiscal 2006 to $427,000 from $451,000 in fiscal 2005, and during the six months ended March 31, 2006 increased by 1% to $860,000 from $850,000. The quarterly decline was due to the loss of rental revenue from the ECG equipment sold to New York Department of Corrections (NYDOC) in fiscal 2005. The one-time purchase of ECG equipment by NYDOC in fiscal 2005 also resulted in the product sales decline of 41% for the quarter to $42,000 in 2006 from $71,000 in 2005, and 70% for the first six months to $103,000 from $341,000. Revenues from the OsteoGram(R) sales and services for the second quarter of fiscal 2006 increased by 533% to $76,000 from $12,000 in fiscal 2005, and for the six months ended March 31, 2006 increased by 1,065% to $233,000 from $20,000, due to the shipments to OREX Computed Radiography and FUJIFILM Medical Systems USA.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold and OsteoGram(R) systems sold. Costs of services of ECG for the second quarter of fiscal 2006 decreased by 5% to $146,000 from $154,000 in fiscal 2005, and for the six months ended March 31, 2006 decreased slightly by 1% to $290,000 from $292,000, due to decreased expenses related to shipping new ECG equipment to NYDOC. Cost of goods sold of ECG for the second quarter of fiscal 2006 decreased by 31% to $33,000 from $48,000 for the same period of fiscal 2005, and during the six months ended March 31, 2006 decreased by 72% to $75,000 from $269,000, due to decreased ECG equipment sales after the one-time sale in 2005 to the NYDOC. The cost of goods sold for OsteoGram(R) for the second quarter of fiscal 2006 was none compared to $2,000 for the same period in 2005, decreased by 100% due to due to sales that do not include hardware, and was $3,000 for the six months ended March 31, 2006 and March 31, 2005.

Selling expenses for the second quarter of fiscal 2006 increased by 90% to $118,000 from $62,000 in fiscal 2005, and for the six months ended March 31, 2006 increased by 72% to $223,000 from $130,000, primarily due to the hiring of the Vice President Sales for the OsteoGram(R) business.

General and administrative expenses for the second quarter of fiscal 2006 increased by 16% to $262,000 from $226,000 in fiscal 2005, and for the six months ended March 31, 2006 increased by 14% to $569,000 from $500,000, mainly due to expensing the value of the restricted shares issued to the investor relations firm Porter LeVay and Rose, Inc.

Research and development costs for the second quarter of fiscal 2006 increased by 25% to $69,000 from $55,000 in fiscal 2005, and for the six months ended March 31, 2006 increased by 43% to $167,000 from $117,000, due to the hiring of the Vice President of Engineering.

Interest income and dividends for the second quarter of fiscal 2006 increased by 100% to $4,000 from $2,000 in fiscal 2005, and for the six months ended March 31, 2006 increased by 325% to $34,000 from $8,000, due to increased investments in marketable securities.

Other miscellaneous income for the second quarter of fiscal 2006 and 2005 was none, and for the six months ended March 31, 2006 was none compared to $8,000 in fiscal 2005, decreased by 100% due to a reversal of a reserve related to operating business expenses.

Interest expense for the second quarter of fiscal 2006 increased by 25% to $5,000 from $4,000, and for the six months ended March 31, 2006 increased by 67% to $10,000 from $6,000, due to increased financing of ECG equipment.

Net loss for the second quarter of fiscal 2006 increased by 206% to $101,000 from $33,000 in fiscal 2005, and for the six months ended March 31, 2006 increased by 13% to $142,000 from $126,000, for the reasons stated above. The primary factor influencing the net loss was increased costs relating to staffing additions in the Sales and Research and Development departments.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES
---------------------------------------------------------

At March 31, 2006, we had approximately $703,000 in cash and marketable securities, as compared to a balance of $571,000 at September 30, 2005, a net increase of $132,000, due to fund raised through Dutchess Private Equities Fund and exercise of stock options by directors and employees.

The purchases of property, plant, and equipment during the second quarter of 2006 were $1,000 compared to $20,000 for the same period in fiscal 2005.

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

Each of our Directors receives an annual Board of Directors fee of $12,000, which is paid to each Director in equal monthly installments. The Chairman receives an additional $4,800. In addition to the Board of Directors fee, Directors receive $1,000 per Board meeting and per Committee meeting when they serve as a member of the Executive, Audit or Compensation Committee. Such amount is reduced to $350 if the Committee meeting is held by teleconference or on the same day as a Board meeting.

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

During the second quarter and the six months ended March 31, 2006, we sold 209,983 and 375,429 shares of Common Stock to Dutchess Private Equities Fund at an average of $0.68 per share. The gross proceeds were $141,000 and $252,000, respectively.

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

MATERIAL  TRENDS  AND  UNCERTAINITIES
-------------------------------------

The rate of progress in commercializing the DICOM (digital) OsteoGram accelerated at the end of the first quarter of fiscal 2006, mainly due to an order from Orex Computed Radiography. This trend continued in the second quarter as FUJUIFILM Medical Systems USA placed a stocking order. There is no assurance that the increasing OsteoGram sales trend will continue.

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

ITEM  3.  CONTROLS  AND  PROCEDURES.

EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

There was no change in our internal control over financial reporting during our second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

None.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

During the second quarter and the six months ended March 31, 2006, we sold 209,983 and 375,429 shares of Common Stock to Dutchess Private Equities Fund at an average of $0.68 per share. The gross proceeds were $141,000 and $252,000, respectively.

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

                                 COMPUMED, INC.



Date  May  15,  2006     By:  /s/  John  G.  McLaughlin
                                  ---------------------------
                                  John  G.  McLaughlin
                                  President  and  Chief  Executive  Officer

Date  May  15,  2006     By:  /s/  Phuong  Dang
                                  -------------------
                                  Phuong  Dang
                                  Secretary,  Controller
                                  and  Principal  Financial  Officer