Form 10QSB
period 2006-06-30
COMPUMED INC
filed 2006-08-14
CIK 700998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission file number: 000-14210

COMPUMED, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2860434 (I.R.S. Employer Identification No.)
5777 West Century Blvd., Suite 1285, Los Angeles, CA (Address of principal executive offices)	90045 (Zip Code)

(310) 258-5000
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☑No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 31, 2006, the issuer had 24,171,467 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): ☐Yes ☑No

COMPUMED, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

                                            PAGE

PART I. FINANCIAL INFORMATION

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INDEX

COMPUMED, INC. AND SUBSIDIARIES
FINANCIAL INFORMATION
BALANCE SHEETS
COMPUMED, INC.
	June 30, 2006	September 30, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	203,000	281,000
Marketable securities, at fair market value	377,000	290,000
Accounts receivable, less allowance of $26,000	388,000	323,000
(June 2006 and September 2005)
Inventory	23,000	31,000
Prepaid expenses and other current assets	23,000	18,000
TOTAL CURRENT ASSETS	1,014,000	943,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,242,000	1,252,000
Furniture, fixtures and leasehold improvements	78,000	78,000
Equipment under capital leases	203,000	183,000
	1,523,000	1,513,000

Accumulated depreciation and amortization	(1,313,000)	(1,273,000)

TOTAL PROPERTY AND EQUIPMENT	210,000	240,000

OTHER ASSETS
Patents, net of accumulated amortization of $7,000 (June 2006)	111,000	77,000
and $5,000 (September 2005)
Other assets	13,000	13,000
TOTAL OTHER ASSETS	124,000	90,000

TOTAL ASSETS	1,348,000	1,273,000
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable	127,000	159,000
Accrued liabilities	116,000	148,000
Current portion of capital lease obligations	37,000	33,000
TOTAL CURRENT LIABILITIES	280,000	340,000

Capital lease obligations, less current portion	98,000	126,000

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -
issued and outstanding - 8,400 shares	1,000	1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
issued and outstanding - 300 shares	-	-

Common Stock, $.01 par value - authorized 50,000,000 shares, issued and outstanding - 24,171,467 shares (June 2006)
issued and outstanding - 22,920,609 shares (September 2005)	243,000	230,000

Additional paid in capital	33,612,000	33,154,000

Accumulated deficit	(32,861,000)	(32,589,000)

Accumulated other comprehensive income	(6,000)	17,000

Deferred stock compensation	(19,000)	(6,000)

TOTAL STOCKHOLDERS' EQUITY	970,000	807,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,348,000	1,273,000
See notes to condensed financial statements.

STATEMENTS OF OPERATIONS (UNAUDITED)
COMPUMED, INC.

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2006	2005	2006	2005
REVENUE FROM OPERATIONS
ECG services	404,000	449,000	1,264,000	1,299,000
ECG product and supplies sales	54,000	53,000	157,000	394,000
OsteoGram (R) sales and services	20,000	52,000	253,000	72,000
	478,000	554,000	1,674,000	1,765,000
COSTS AND EXPENSES
Costs of ECG services	131,000	149,000	421,000	441,000
Cost of goods sold-ECG	41,000	28,000	116,000	297,000
Cost of goods sold - OsteoGram (R)	4,000	6,000	7,000	9,000
Selling expenses	95,000	74,000	318,000	204,000
Research & development	61,000	78,000	228,000	195,000
General and administrative expenses	262,000	263,000	831,000	763,000
Depreciation and amortization	17,000	26,000	52,000	62,000
	611,000	624,000	1,973,000	1,971,000
OPERATING LOSS	(133,000)	(70,000)	(299,000)	(206,000)

Interest Income and dividends	7,000	4,000	41,000	12,000
Other miscellaneous income	-	-	-	8,000
Realized gain on marketable securities	-	19,000	-	19,000
Interest expense	(4,000)	(4,000)	(14,000)	(10,000)
NET LOSS	(130,000)	(51,000)	(272,000)	(177,000)
NET LOSS PER SHARE (Basic and diluted)	(0.01)	(0.00)	(0.01)	(0.01)
Weighted average number of common
shares outstanding	24,154,608	21,109,519	23,542,897	20,438,626

STATEMENTS OF CASH FLOWS (UNAUDITED)
COMPUMED, INC.
	Nine Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	(272,000)	(177,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on marketable securities	-	(19,000)
Amortization of deferred stock compensation	5,000	1,000
Depreciation and amortization	52,000	62,000
(Increase) in accounts receivable	(65,000)	(18,000)
Decrease in inventory and prepaid expenses	3,000	11,000
(Decrease)/Increase in accounts payable and other liabilities	(44,000)	1,000
NET CASH USED IN OPERATING ACTIVITIES	(321,000)	(139,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from selling of marketable securities	-	55,000
Investments in purchase of marketable securities	(110,000)	(47,000)
Purchase of other asset	(34,000)	(14,000)
Purchase of property, plant and equipment	(3,000)	(27,000)
NET CASH USED IN INVESTING ACTIVITIES	(147,000)	(33,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option	162,000	93,000
Issuance of stock to Dutchess per agreement	252,000	171,000
Payments on capital lease obligations	(24,000)	(13,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	390,000	251,000

NET (DECREASE)/INCREASE IN CASH	(78,000)	79,000

CASH BEGINNING OF PERIOD	281,000	62,000
CASH AT END OF PERIOD	203,000	141,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	14,000	10,000
Disposal of fixed asset	13,000	99,000

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
COMPUMED, INC.

NOTE A - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the financial statements for the year ended September 30, 2005 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

The balance sheet at September 30, 2005 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company has historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company raised these funds in 1997 through 2000 through the sale of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants. The Company also raised capital through Dutchess Private Equities Fund, LLP during the nine months ended June 30, 2006.

STOCK-BASED COMPENSATION

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

During the nine months ended June 30, 2006, the Company issued 50,000 warrants valued at $7,000 to a consultant . During the same period, the Company also granted options to purchase 50,000 shares to another consultant in fiscal 2006 and 35,000 shares in fiscal 2005. The 50,000 shares and 35,000 shares were valued at $18,000, and $8,000, respectively. In addition, the Company granted options to purchase 310,000 shares to employees and directors in fiscal 2006 and 960,000 shares in fiscal 2005 of which 100,000 shares were forfeited due to employment termination. The options were valued at $111,000 and $99,000, respectively. These options were valued in accordance with SFAS and the fair values were estimated using Black-Scholes option pricing method with the following assumptions:

                                             For  The  Nine  Months  Ended
                                        June  30,  2006        June 30, 2005
                                        -----------------    -----------------
Risk  free  interest  rate               4.47% to 5.11%        4.28% to 4.73%
Stock  volatility  factor                      37%               17% to 33%
Weighted  average  expected  option  life   2 to 10 years         10 years
Expected  dividend  yield                      None                 None

The pro forma net loss and loss per share had the Company accounted for the options using FAS 123 would have been as follows

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005

Net loss as reported	(130,000)	(51,000)	(272,000)	(177,000)

Basic and diluted loss per share as reported	(0.01)	(0.00)	(0.01)	(0.01)

Add: stock based employee compensation cost	9,000	0	12,000	0
included in determination of net loss reported

Deduct: stock-based employee compensation cost	(41,000)	(21,000)	(101,000)	(57,000)
that would have been included in the determination
of net loss if the fair value method had been applied
to all awards

Pro forma net loss if the fair value based method	(169,000)	(72,000)	(361,000)	(234,000)
had been applied to all awards

Basic and diluted pro forma loss per share if the
fair value based method had been applied for
all awards	(0.01)	(0.00)	(0.02)	(0.01)

A summary of the stock options activity and related information for the nine months ended June 30 follows:

	2006		2005
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	6,571,934	0.25	6,437,217	0.22
Options exercised	(825,441)	0.20	(1,007,454)	0.09
Options granted	360,000	0.64	995,000	0.24
Options forfeited/canceled	(491,665)	0.28	(10,879)	0.71
Options outstanding, end of period	5,614,828	0.28	6,413,884	0.25
Options exercisable, end of period	4,624,834	0.26	4,145,559	0.26

The following summarizes information concerning stock options outstanding at June 30, 2006

		Weighted
	Weighted	Average	Number	Weighted
	Average	Remaining	Average	Average
	Number	Contractual	Exercise	Number
Range of Exercise Prices	Outstanding	Life	Price	Exercisable
$0.000000 - $0.425000	4,407,143	7.24	$0.17	3,402,149
$0.425100 - $0.850000	1,176,435	4.88	$0.66	831,435
$0.850100 - $1.275000	31,250	1.39	$1.15	31,250
	5,614,828	6.71	$0.28	4,264,834

PER SHARE DATA

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

NOTE B - OTHER AGREEMENTS

On February 25, 2004, the Company entered into an Investment Agreement with Dutchess Private Equities Fund. That agreement provides that, following notice to Dutchess, the Company may sell to Dutchess up to $5 million in shares of its Common Stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of its Common Stock during the five day period following that notice. The number of shares that the Company is permitted to sell pursuant to the Investment Agreement is either: (A) two hundred percent of the average daily volume of its Common Stock for the ten trading days prior to the applicable sale notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day the Company issues the notice, or (B) $25,000; provided that in no event will the sale be more than $1,000,000 with respect to any single sale.

Dutchess' obligation to purchase the Company’s Common Stock is contingent upon certain closing conditions. Such conditions relate to the Investment Agreement and include: (i) that the Company’s representations and warranties are true and correct as of the funding date, (ii) that the Company has performed all of its covenants, agreements and conditions required to be performed , (iii) that trading of the Company’s Common Stock has not been suspended, (iv) that no statute, rule, regulation, executive order, decree, ruling or injunction is in force against the transactions contemplated in the Investment Agreement, (v) that no pending or threatened litigation exists, and (vi) that the SEC has declared effective a registration statement covering the shares to be purchased by Dutchess.

On October 28, 2005, the Company declared a dividend of one Common Stock Purchase Right for each outstanding share of common stock. The dividend is payable to holders of record at the close of business on August 1, 2005. Each Right entitles the registered holder to purchase shares of common stock at a purchase price of $0.40, subject to adjustment.

Initially, the Rights will not be exercisable, certificates for the Rights will not be issued and the Rights will automatically trade with the Company’s Common Stock. Until the close of business on the earlier of (i) the tenth day following the public announcement that a person or group of affiliated or associated persons ("Acquiring Person") other than the Company, its subsidiary or any employee benefit plan or employee stock plan ("Exempt Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Company’s outstanding Common Stock or (ii) the tenth business day following the commencement by any person (other than an Exempt Person) of, or the announcement of the intention to commence, a tender or exchange offer that would result in the ownership of 15% or more of the Company’s outstanding Common Stock (the earlier of such dates in clauses (i) and (ii) being called the "Distribution Date"), the Rights will be evidenced, with respect to any of the Common Stock certificates outstanding as of August 1, 2005, by such Common Stock certificate, together with a copy of the Summary of Rights.

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

Our other business is the development and marketing of medical imaging software tools that automatically make accurate and precise measurements to diagnose bone disease. Our target markets for these products are hospitals, imaging centers and orthopedic office practices. Our initial product, the OsteoGram, is an automated system for the rapid screening, diagnosis and monitoring of osteoporosis, a disease that affects more than 200 million people worldwide.

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

The OsteoGram was originally marketed as a film-based product that utilized a standard hand x-ray film that is digitized on a desktop scanner. The image is then analyzed on a personal computer by means of the patented OsteoGram software. This system is still marketed to small hospitals, clinics and physician's offices. The DICOM version of the OsteoGram was developed to take advantage of the growing market for digital, or filmless, x-ray equipment. DICOM is the information standard that allows digital imaging equipment to interconnect, enabling clinicians to readily move, archive and retrieve images and diagnostic information over networks. By residing on the workstations of these advanced digital systems, the OsteoGram software can automatically capture and analyze images directly from either the x-ray equipment or the network. We license our DICOM OsteoGram software to manufacturers of digital x-ray and network equipment to place at the point-of-sale. In addition, we enlist dedicated imaging distributors to sell our products in the after sale market.

In April of 2006 we announced a one-year, exclusive licensing agreement with Kodak Electronics Products Shanghai Co., LTD (KEPS) that enables KEPS to integrate and market our OsteoGram software in conjunction with their digital (filmless) x-ray platforms sold in China. KEPS has one of the largest installed bases of digital radiography systems in China, and currently markets its products via a direct sales organization, as well as a comprehensive nationwide network of medical imaging distributors. This is an important agreement, since China is the world’s largest osteoporosis market. The disease poses an increased public health threat for Asian women, mainly due to the lack of calcium in the traditional Asian diet. According to China's 2000 national census, approximately 88 million of its citizens suffer from primary osteoporosis, making China the nation with the world's highest number of osteoporosis patients. The annual medical cost for those affected by the disease is estimated to be about 15 billion Yuan (1.8 billion US Dollars), a figure that does not take into account the significant strain osteoporosis incurs on China's national healthcare program.

Our development team devoted most of their time in this quarter working closely with KEPS to fully integrate our software into their own operating system. Unlike other software integration projects we have participated in, full integration entails breaking down the software into modules that can be manipulated by the host workstation plus the development of a new user interface. We expect the project to be completed before the end of August, and that shipments will begin immediately thereafter. We are confident that China represents a large market opportunity for the OsteoGram, and that KEPS is the best partner for us going forward.

We also finished the integration of the OsteoGram into the newest version of the OREX CR software system. Our chief technology officer worked diligently with the OREX team to accomplish the task, and we expect sales activity with OREX to pick up in the fourth quarter. OREX is a wholly owned subsidiary of the Kodak Health Group. The OREX CR is a cost-effective desktop unit with strong appeal to the office-based orthopedic market. In the effort to drive down the costs associated with osteoporosis, Medicare’s initiatives have targeted point-of-care settings to test or treat this insidious disease.

Our ECG business remains a solid contributor. Although we lost three contracts during the first nine months of fiscal year 2006 with small correctional healthcare providers, ECG placements continued with the larger, growing concerns, such as CMS and Wexford. Rental revenues continued on the downward trend; however, ECG transmissions increased over the nine-month period. We were pleased to renew contracts with the GEO Group and the state departments of corrections in Iowa, Nebraska, Wyoming, Nevada and the City and County of San Francisco in June and July 2006. In addition, we are currently exploring ways to broaden our offering in the telemedicine field.

RESULTS OF OPERATIONS FOR THE QUARTER AND THE NINE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SAME PERIOD OF FISCAL 2005.

Revenues from ECG sales and services decreased by 9% for the third quarter of fiscal 2006 to $458,000 from $502,000 in fiscal 2005, due to contract cancellations of three correctional healthcare providers. During the nine months ended June 30, 2006 revenues from ECG sales and services decreased by 16% to $1,421,000 from $1,693,000 for the same period in 2005, due to the one-time sale of ECG equipment sold to New York Department of Corrections in fiscal 2005. Revenues from the OsteoGram(R) sales and services for the third quarter of fiscal 2006 decreased by 62% to $20,000 from $52,000 in fiscal 2005, due to slower than expected product launch and ramp-up by our OEM partners, and for the nine months ended June 30, 2006 increased by 251% to $253,000 from $72,000 for the same period in 2005, due to the shipments to OREX Computed Radiography and FUJIFILM Medical Systems USA.

Cost of services and goods sold consists of the costs of ECG services provided, supplies, electrocardiograph equipment sold and OsteoGram(R) systems sold.

Costs of services of ECG for the third quarter of fiscal 2006 decreased by 12% to $131,000 from $149,000 in fiscal 2005, and for the nine months ended June 30, 2006 decreased by 5% to $421,000 from $441,000 for the same period in 2005, due to decreased communication expenses.

Cost of goods sold of ECG for the third quarter of fiscal 2006 increased by 46% to $41,000 from $28,000 for the same period of fiscal 2005, and during the nine months ended June 30, 2006 decreased by 61% to $116,000 from $297,000 for the same period in 2005. The costs of goods variation were caused by the variable equipment sales during these periods.

The cost of goods sold for OsteoGram(R) for the third quarter of fiscal 2006 decreased by 33% to $4,000 from $6,000 for the same period in 2005, for the nine months ended June 30, 2006 decreased by 22% to $7,000 from $9,000 for the same period in 2005 due to sales that do not include computer hardware.

Selling expenses for the third quarter of fiscal 2006 increased by 28% to $95,000 from $74,000 in fiscal 2005, and for the nine months ended June 30, 2006 increased by 56% to $318,000 from $204,000 for the same period in 2005. The increase was due primarily to the hiring of the Vice President Sales for the OsteoGram(R) business.

General and administrative expenses for the third quarter of fiscal 2006 decreased by 0.38% to $262,000 from $263,000 in fiscal 2005, and for the nine months ended June 30, 2006 increased by 9% to $831,000 from $763,000 for the same period in 2005, mainly due to retaining the investor relations firm Porter LeVay and Rose, Inc. in May 2005.

Research and development costs for the third quarter of fiscal 2006 decreased by 22% to $61,000 from $78,000 in fiscal 2005, and for the nine months ended June 30, 2006 increased by 17% to $228,000 from $195,000 for the same period in 2005. We hired a Vice President of Engineering as a full time employee, thus terminating his consulting services. This resulted in the reduction of the consulting fees during the third quarter of fiscal 2006 and the increase of salary expenses in the nine months ended June 30, 2006.

Interest income and dividends for the third quarter of fiscal 2006 increased by 75% to $7,000 from $4,000 in fiscal 2005, and for the nine months ended June 30, 2006 increased by 242% to $41,000 from $12,000 for the same period in 2005, due to increased investments in marketable securities.

There were no other miscellaneous income for the three and nine months ended June 30, 2006. As for fiscal 2005, there was none in the third quarter and $8,000 in the nine months ended June 30, 2005. The increase was due to a reversal of a reserve related to operating business expenses.

Interest expense for the third quarter of fiscal 2006 and 2005 remains the same at $4,000. For the nine months ended June 30, 2006, it was increased by 40% to $14,000 from $10,000 for the same period in 2005, due to increase in ECG equipment financing.

Net loss for the third quarter of fiscal 2006 increased by 155% to $130,000 from $51,000 in fiscal 2005, and for the nine months ended June 30, 2006 increased by 54% to $272,000 from $177,000 for the same period in 2005, due to decreased revenue in both ECG and OsteoGram businesses described above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had $580,000 in cash and marketable securities, as compared to a balance of $571,000 at September 30, 2005, a net increase of $9,000, due to funds raised through Dutchess Private Equities Fund and exercise of stock options by directors and employees.

The purchases of property, plant, and equipment during the third quarter of 2006 were $3,000 compared to $27,000 for the same period in fiscal 2005.

We have historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. We also raise funds through the sale of Common and Preferred stock issuances and proceeds from the exercise of stock options and warrants.

CAPITAL COMMITMENTS

We lease our corporate offices on an annual basis, at a monthly rental of $11,822 per month with 3% annual increase.

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

We did not raise any capital in the third quarter of 2006. During the nine months ended June 30, 2006, we sold 375,429 shares of Common Stock to Dutchess Private Equities Fund at an average of $0.68 per share. The gross proceeds was $252,000.

PLAN OF OPERATIONS

Our business strategy includes an increase OsteoGram(R) revenue through sales to manufacturers of digital x-ray equipment and through sales via domestic and international distributors. We intend to finance this business strategy by using our current working capital resources and cash flows from existing operations, including the ECG and OsteoGram(R) businesses. There can be no assurance that the ECG and OsteoGram(R) sales will be sufficient to offset related expenses We anticipate that our cash flow from operations, available cash, and marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, in certain circumstances we may need to raise additional capital in the future, which might not be available on reasonable terms or at all. If we raise additional capital, we will likely utilize a portion of the $5,000,000 available through the Investment Agreement with Dutchess Private Equities Fund. Failure to raise capital when needed could adversely impact our business, operating results, and liquidity. If additional funds are raised through the issuance of equity or convertible securities, the percentage of ownership of existing stockholders will be reduced. Furthermore, some equity and convertible securities might have rights, preferences or privileges senior to our Common Stock. Our Common Stock is currently traded on the over-the-counter bulletin board, which makes it more difficult to raise funds through the issuance of equity or convertible securities because our Common Stock is thinly traded and those who wish to sell shares of our Common Stock may have difficulty locating buyers. Additional sources of financing may not be available on acceptable terms, if at all.

We intend to pursue additional research and/or sub-contractor agreements relating to our development projects. Additionally, we may seek partners and acquisition candidates of businesses that are complementary to our own. Such investments would be subject to our obtaining financing through issuance of debt or other securities. Acquisitions could be dilutive to stockholders.

MATERIAL TRENDS AND UNCERTAINITIES

The rate of progress in commercializing the DICOM (digital) OsteoGram accelerated at the end of the first quarter of fiscal 2006, mainly due to an order from Orex Computed Radiography. This trend continued in the third quarter as FUJUIFILM Medical Systems USA placed a stocking order. There is no assurance that the increasing OsteoGram sales trend will continue.

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

We follow the provisions of Staff Accounting Bulletin, or SAB 101, "Revenue Recognition in Financial Statements", for revenue recognition. Under SAB 101, four conditions must be met before revenue can be recognized: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the price is fixed or determinable and (iv) collection is reasonably assured. In December 2003, the SEC issued Staff Accounting Bulletin SAB No. 104, "Revenue Recognition", which revises and rescinds certain sections of SAB No. 101,”"Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our results of operations, financial position or cash flows.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during our third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 27, 2006, we issued 50,000 Class A Common Stock Purchase Warrants to Synthetica (America) Ltd. The warrants have an exercise price of $0.65 and can be exercised at any time prior to the close of business on June 30, 2008.

On June 27, 2006, we issued 50,000 Class B Common Stock Purchase Warrants to Synthetica (America) Ltd. The warrants have an exercise price of $0.65 and can be exercised at any time prior to the close of business on June 30, 2008, provided that we have accepted the strategic business plan presented by Synthetica pursuant to a Contractor Agreement between us and Synthetica.

On June 27, 2006, we issued 50,000 Class C Common Stock Purchase Warrants to Synthetica (America) Ltd. The warrants have an exercise price of $0.65 and can be exercised at any time prior to the close of business on June 30, 2008, provided that our common stock has had a closing price of $1.00 on any trading day.

On June 27, 2006, we issued 100,000 Class D Common Stock Purchase Warrants to Synthetica (America) Ltd. The warrants have an exercise price of $0.65 and can be exercised at any time prior to the close of business on June 30, 2008, provided that the following milestones have been met as determined by our reasonable judgment:

1)
we achieve $4.8 million in revenues in the fiscal year ending September 30, 2007 from its existing businesses. Revenues from acquisitions that occur after June 30, 2006 will be excluded from the $4.8 million. We will determine our revenues at the same time we file our annual report on Form 10-KSB for the fiscal year ending September 30, 2007 with the Securities and Exchange Commission.

2)
we complete the acquisition of a business with annual revenues exceeding $2 million per year prior to October 31, 2006. We, in our sole discretion, will consider this milestone met if we complete an acquisition with a minimum of $2 million of assets that meets our strategic goals prior to December 31, 2006.

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

4.7 Form of Class A Common Stock Purchase Warrant between the Company and Synthetica (America) Ltd., dated June 27, 2006 (filed herewith).

4.8 Form of Class B Common Stock Purchase Warrant between the Company and Synthetica (America) Ltd., dated June 27, 2006 (filed herewith).

4.9 Form of Class C Common Stock Purchase Warrant between the Company and Synthetica (America) Ltd., dated June 27, 2006 (filed herewith).

4.10 Form of Class D Common Stock Purchase Warrant between the Company and Synthetica (America) Ltd., dated June 27, 2006 (filed herewith).

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

Date August 14, 2006
By: /s/ John G. McLaughlin
John G. McLaughlin
President and Chief Executive Officer

Date August 14, 2006 By:
/s/ Phuong Dang
Phuong Dang
Secretary, Controller
and Principal Financial Officer