Form 10KSB
period 2006-09-30
COMPUMED INC
filed 2006-12-29
CIK 700998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006


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

  Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,
                                 $0.01 PAR VALUE

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
                                [X]  YES  [  ]NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB
                                [X]  YES  [ ]NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 YES [ ] NO [X]

State  the  issuer's  revenues  for  its  most  recent  fiscal year: $2,114,000.

As of November 30, 2006, the issuer had 24,259,879 common shares outstanding. The aggregate market value of the common shares held by non-affiliates of the issuer (22,850,245 shares) was approximately $8,454,591 based upon the average bid and asked prices ($0.37) on such date.

Transitional  Small  business  issuer  Format:  [  ]  YES  [X]  NO

                             TABLE  OF  CONTENTS
PART  I                                                                     PAGE

Item  1     Description  of  Business                                          2
Item  2     Description  of  Property                                          8
Item  3     Legal  Proceedings                                                 8
Item  4     Submission  of  Matters  to  a  Vote  of  Security  Holders        8

PART  II

Item  5     Market  For  Common  Equity  and  Related  Stockholder  Matters    9
Item  6     Management's  Discussion  and  Analysis  or  Plan  of  Operation  11
Item  7     Financial  Statements                                             16
Item  8     Changes  in  and  Disagreements  with  Accountants  on
            Accounting and Financial  Disclosure                              16
Item  8A    Controls  and  Procedures                                         16

PART  III

Item  9     Directors,  Executive  Officers,  Promoters  and  Control
            Persons; Compliance  With  Section  16(a)  of  the  Exchange  Act 17
Item  10    Executive  Compensation                                           18
Item  11    Security  Ownership  of  Certain  Beneficial  Owners  and
            Management And  Related  Stockholder  Matters                     19
Item  12    Certain  Relationships  and  Related  Transactions                22
Item  13    Exhibits                                                          22
Item  14    Principal  Accountant  Fees  and  Services.                       23
            Signatures.                                                       24
            Financial  Statements                                            F-1

                                     PART I
                                     ------

ITEM  1.  DESCRIPTION  OF  BUSINESS


GENERAL

We are a developer of Computer Aided Diagnostic (CAD) solutions for the healthcare industry that provide medical imaging software and remote, computer-aided interpretation of electrocardiograms. Our two main products are the OsteoGram(R) and CardioGram systems. The OsteoGram(R) is our proprietary image processing software that utilizes either digital or film-based x-rays of the hand to screen, diagnose and monitor osteoporosis, a disease that affects more than 200 million people worldwide. The CardioGram consists of computer-aided telemedicine services that offer on-line interpretation of electrocardiograms to physicians, government and corporate healthcare providers.

We view our two businesses as a converging platform for specialized services, and our goal is to be the leading provider of remote analysis in cardiology and radiology. In May 2006 we retained Synthetica, LTD to assist us in developing a strategic plan to grow our business.

We  incorporated  in  the  State  of  Delaware  on  July  21,  1986.

RECENT  EVENTS

Our traditional core business is the remote interpretation of electrocardiograms, or ECGs coupled with a feature that allows customers to have a cardiologist overread of abnormal results. Data is sent over telephones or the Internet to our state-of-the-art analysis center for interpretation.

Our ECG workflow and analytics capability are scalable, and we believe we can readily add other measurement metrics to our cardiology service offering.

We believe that the future of our underlying OsteoGram(R) technology is in the development of medical software applications that can either be integrated into the operating systems of digital imaging equipment or be utilized for remote interpretation at our centralized lab. Digital x-ray and mammography machines are a high growth segment of the medical imaging field. Our OsteoGram technology can be expanded to fit a number of applications to automate tedious procedures that can dominate a busy radiologist's time. By developing new applications, such as following the progression of arthritic disease, we can build a toolbox for clinicians that can be directly licensed or remotely accessed over the Internet.

Our research and development team devoted the majority of their time this fiscal year to integrating our software application into several digital imaging platforms, including a new digital x-ray platform from Kodak Electronics Products Shanghai, Co., LTD. This was a significant event for us, since the integration project required us to break our software into modules that would fit seamlessly into the Kodak software system. The resulting modularized
OsteoGram system is now amenable to a wider range of platforms and radiology networks.

THE  OSTEOGRAM(R)

GENERAL

The OsteoGram(R) is a medical image processing software system that enables healthcare providers to screen, diagnose and monitor osteoporosis using digital hand images from filmless x-ray equipment or conventional, film-based x-rays. Osteoporosis is diagnosed by measuring bone mineral density. A low bone mineral density is indicative of the disease. The OsteoGram(R) is based on a bone mass measurement technique called radiographic absorptiometry, which was cited in the 2004 Surgeon General's report on bone disease. Radiographic absorptiometry uses a conventional x-ray of the hand, scanned at high resolution, to measure bone density. The radiographic absorptiometry technique not only measures bone mass, but also the cortical thickness of bones. Recent studies affirm the importance of cortical thickness as an additional measure of bone strength and overall fracture risk. Several prominent pharmaceutical manufacturers are developing products that will strengthen cortical bone. Cortical bone is the outer shell that gives bone strength, much like the hollow tubes from which bicycles are constructed. Our technology has the capability to measure bone mineral density in both cortical and trabecular bone, and we believe this is an important feature to add to the OsteoGram(R) system in the future. Dual energy x-ray absorptiometry, or DXA, is considered the "Gold Standard" of bone mineral density measurement, but it cannot differentiate between cortical and trabecular bone. We believe that the OsteoGram(R) could become a key tool for some pharmaceutical manufacturers, not only in the clinical trial phase, but also in monitoring therapy once a drug is approved. Our development team worked diligently to add cortical thickness measurement to the existing OsteoGram(R) report, and we launched a preliminary product in China.

In May 1999, we received clearance from the United States Food and Drug Administration, or FDA, to market an automated version of the OsteoGram(R) software for use as a stand-alone product by physicians. In 2004 we launched the Digital Imaging and Communications in Medicine, or DICOM, a digital version of the product. Using digital or film-based x-ray equipment, two posterior-anterior views of the left-hand fingers are taken with an aluminum alloy reference wedge in each exposure. The calibration wedge is used to adjust for any differences among x-ray equipment, exposures and other variables. In the case of the film-based version of the OsteoGram(R), the developed film is scanned with a high-resolution desktop scanner, and the OsteoGram(R) software analysis program rapidly produces an accurate and precise bone mineral density report. With a filmless x-ray system the digital image is captured on a workstation for analysis. We developed the DICOM-compliant version of the OsteoGram(R) for use on filmless systems, which have become a high growth segment in the medical imaging market. DICOM is the industry-consortium established information standard that allows the new generation of digital medical imaging equipment to interconnect.

The foremost near-term market opportunity that we have identified for our OsteoGram(R) is in coupling our product with filmless x-ray and mammography systems plus the computer networks that tie imaging modalities together. Our application can reside on a workstation, just like Microsoft(R) Word on a personal computer. There is no need for expensive, dedicated equipment or redundant computers. Clinicians can launch the OsteoGram(R) application and diagnose osteoporosis at the same time an x-ray is taken for a bone fracture, making it far easier to implement and use than expensive DXA equipment that requires a dedicated room and specially trained technicians who are usually not available around the clock.

Since we already have an infrastructure in place to remotely interpret ECGs, it makes sense to offer our OsteoGram application and its spin-offs in a service model, as well. Our strategy is to offer a platform of specialized services for a wide spectrum of musculoskeletal and cardiovascular diseases beginning in calendar 2007.

The OsteoGram(R) test is reimbursable by Medicare, adding value to the bundled solution manufacturers of digital radiography equipment can offer to their customers. The OsteoGram(R) not only helps to solve the public health problem of lack of convenient osteoporosis testing, but it also increases revenue for the end user. The projected revenue can be positioned as a means to offset the monthly lease costs of the manufacturer's equipment, allowing the manufacturers and their dealers an attractive sales paradigm.

STRATEGIC  PARTNERSHIPS

As a small company, it is difficult to create global demand for our products; therefore we rely on our strategic partners to market the OsteoGram(R) to end-users. Our strategy is to establish distribution and product development partnerships with the major manufacturers of digital imaging platforms and to launch the integrated solution in a timely manner. Although we have become adept at integrating the OsteoGram(R) into various digital modalities, the process is gated by our partners' schedules, the timing of product launches and market conditions. Orex Computed Radiography was one of our earliest licensees. The company was acquired by the Health Group of the Eastman Kodak Company in early 2005, and the subsequent integration of Orex into the Kodak system slowed our expected progress in the field. The Orex licensing agreement was transferable upon the sale of Orex, and Kodak is a key player in the digital radiography field with platforms in computed radiography (CR), digital radiography (DR) and computer aided diagnostic, or CAD mammography. The terms of our licensing agreement with Orex allow Kodak to effortlessly license the OsteoGram(R) for their existing digital products.

In fiscal 2006 we signed several OsteoGram(R) licensing agreements. Aside from the Orex/Kodak agreement, we licensed the OsteoGram to Fujifilm Medical Systems USA, the market leader in computed radiography (CR) systems. Fuji recently gained FDA approval for their computed radiography mammography system, and the terms of our agreement allow them to sell our software in conjunction with their new digital mammography product. In April we signed a one-year exclusive licensing agreement with Kodak Electronics Products Shanghai, Co., LTD for the Peoples Republic of China.

COMBINED  BUSINESS  MODEL

Another facet of our OsteoGram strategy is to leverage the workflow and analytics capability of our ECG business by offering our radiology applications as a remote service business with recurring revenues. According to Frost and Sullivan, the number of imaging procedures in the U.S. is increasing annually at a rate exceeding 14%, while the number of radiologists to interpret the scans is not keeping pace. Many of the methods used by radiologists are manual and subjective in nature; therefore there is a pressing need for automation. The Internet is an opportunity to provide analyses and overreads remotely as a service. We currently use the Internet as an ECG transmission tool, and we plan to utilize our ECG infrastructure to expand into specialized radiology services.

We also believe we can expand our cardiology offering by adding new services. The telecardiology market is highly fragmented, and there exists an opportunity for consolidation. As fiscal 2006 drew to a close, we began to investigate strategic acquisitions that will add to our current cardiology business.

RESEARCH  AND  DEVELOPMENT

Fiscal 2006 was a challenging year for our research and development group. The changing needs of our strategic partners and a turnover in one of our key positions caused us to reevaluate the skill sets required for our team. Coupled with the degree of difficulty in hiring suitable software engineers in the current job market, we are pleased with our results in this area.

Early in fiscal 2006, we completed a small clinical trial to assess the results of utilizing the OsteoGram(R) software with images taken on a market leading Full Field Digital Mammography unit. The trial was conducted at a major teaching hospital, and we were encouraged by the strong correlation between the OsteoGram(R) results on digital mammography equipment and the original
OsteoGram(R) film-based product. One of the major issues preventing routine osteoporosis testing is the lack of convenient testing sites. We believe that, by integrating the OsteoGram(R) into Full Field Digital Mammography platforms, women can be conveniently tested for osteoporosis at the same time and on the same equipment as their routine mammogram. Our goal in this area is to employ the dual strategy of licensing our product to key industry players and to offer our application on a cost-per-test basis. We believe there is a growing conviction that CAD applications, such as the OsteoGram, would be greeted enthusiastically by clinicians on a service business model. We believe that there is a strong market for our product on digital mammography platforms, and we filed a preliminary patent application in November 2005 to protect our intellectual property rights in that regard.

As fiscal 2006 progressed, we focused on releasing Version 1.3.5 of the DICOM OsteoGram software that solidified the foundation of the system and allowed it to work on all configurations of the OREX computed radiography operating software, including their latest release.

Our research and development team devoted the latter half of the year to integrating our software application into a new digital x-ray platform from Kodak Electronics Products Shanghai, Co., LTD. This was a significant event for us, since the integration project required that we break our software into components that would fit within the Kodak software system. The resulting modularized OsteoGram system is now amenable to a wider range of platforms and radiology networks.

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

In fiscal 2006, we spent $340,000 on research and development, as compared to $293,000 in fiscal 2005. None of these costs were borne directly by our customers.

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

Dual energy x-ray absorptiometry, or DXA is currently the mostly widely used osteoporosis detection technology, with a worldwide installed base in 2003 exceeding 16,000 units according to Frost & Sullivan. The DXA market is divided into axial or central machines, which are designed to measure bone mass and density at a variety of skeletal sites, primarily the hip and spine, and peripheral machines, which measure bone mass and density at appendicular sites such as forearm, hand or heel.

The leading manufacturers of whole-body DXA scanners include General Electric's Lunar Division U.S. and Hologic, Inc. U.S., which together command most of the worldwide DXA market. The leading manufacturers of peripheral DXA machines are General Electric, Hologic, Norland and Osteometer (a subsidiary of OSI Systems, U.S.). Whole body DXA products typically cost from $70,000-$150,000 and require specially trained technicians, who must be licensed in most states, and who are not available on a 24-hour, 7 days a week basis.

During  fiscal  2006  Medicare  considered  proposed  cuts in DXA reimbursement.
Although the final decision has yet to be appealed, it appears that DXA reimbursement will be reduced by 40% by January 1, 2007 and will plummet to $35.48 when the proposed fee schedule is fully implemented in 2010. This amounts to a 75% cut in DXA reimbursement, which will have a profound effect on new system sales and the incentive to use DXA on an ongoing basis. Reimbursement for the OsteoGram is unaffected by these latest cuts.

We experience extensive competition for the OsteoGram(R) from companies that offer DXA machines, primarily because they are considered the "Gold Standard" for measuring bone mineral density and have a large installed base worldwide. We compete by offering cost effective testing and a product with a unique digital format. The OsteoGram(R) was developed to enhance the use of existing radiological equipment for generating bone mineral density reports comparable to tests performed on the expensive, dedicated DXA equipment generally found in hospitals and specialty practices. The OsteoGram(R) test is reimbursed by Medicare and most medical insurance plans.

Other competition for the OsteoGram(R) comes from less accurate ultrasound and other peripheral devices. Our competition also uses single-energy x-ray absorptiometry, quantitative computed tomography, peripheral quantitative computed tomography, and radiographic absorptiometry. All radiographic techniques in use today have been validated through extensive clinical studies and are currently approved in the U.S. for Medicare reimbursement. We employ the radiographic absorptiometry technology because of its accuracy, ease of use and relative low cost.

Quantitative Computed Tomography. Quantitative computed tomography (QCT) utilizes existing computed tomography, CT or CAT scanners that have been upgraded with specialized software, while peripheral quantitative computed tomography (pQCT) utilizes specialized peripheral computed tomography equipment. Quantitative computed tomography and peripheral quantitative computed tomography are expensive to perform and require a high degree of expertise to operate properly. In addition, the radiation dose of quantitative computed tomography is remarkably high compared to the OsteoGram(R) process.

Quantitative Ultrasound. Quantitative ultrasound (QUS) bone densitometers were introduced in the early 1990s, and they are widely available. General Electric Lunar and Hologic are leaders in the ultrasound market segment; however, the market also includes numerous regional manufacturers. We believe that there are now approximately 10,000 quantitative ultrasound machines installed worldwide. Quantitative ultrasound has U.S. FDA clearance for screening in the U.S., but unlike the OsteoGram(R), is not recommended by the National Osteoporosis Foundation for diagnosis.

To our knowledge, the only manufacturer using radiographic absorptiometry, other than us, is Alara, Inc. U.S. In 2000, the FDA approved Alara's self-contained, tabletop system that performs digital radiographic absorptiometry of the hand. We believe Alara is currently focused on developing computed radiography systems.

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

ELECTROCARDIOGRAM  SERVICES

GENERAL

We have been a supplier of telemedicine services for more than twenty years and have established one of the nation's largest telecommunications networks for processing electrocardiograms on a real time basis. Using our customized electrocardiogram terminals, an electrocardiogram is acquired from a patient, transmitted to our central computers, analyzed and received back on the electrocardiogram terminal where the electrocardiogram trace and computer interpretation are printed- all within three minutes. If necessary, we can provide an "overread" by a cardiologist and return the results within an hour. We bill for this service on a per-use basis, and we sell a full range of electrocardiogram supplies including electrodes, recording paper, gel, and patient cables.

Electrocardiogram analysis services are available to end-users 24 hours a day, seven days a week. Our ECG laboratory is staffed or on-call at all times and has been recently upgraded to provide additional features and faster turn around time for "overreads" by replacing telephone requests with electronic notification over the latest hand-held systems.

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

MARKETING  -  ELECTROCARDIOGRAM  SERVICES

Our goal in fiscal 2006 was to capture 100% of the state correctional contracts up for bid. We are pleased that we accomplished that goal by renewing our contracts with the Nevada, Oklahoma, Iowa and Nebraska Departments of Corrections and by working in conjunction with our correctional healthcare partners to renew the state correctional contracts for Idaho, Maryland and Wyoming The successful renewals for Wyoming, Idaho and Maryland were noteworthy, since we participated with Correctional Medical Systems and Prison Health Services in winning the overall healthcare award for the three state systems. Our relationships with Correctional Medical Systems and Prison Health Services were solidified during fiscal 2006, and we plan to continue working with these firms to solicit new correctional business. During fiscal 2005 we installed more than 150 new Schiller terminals in the New York and Florida State Departments of Corrections. The New York contract called for the outright purchase of nearly 100 new Schiller terminals, which resulted in a short-term revenue increase that helped boost fiscal 2005 ECG revenue by 27%. This was a one-time event.

We target our sales efforts for electrocardiogram products and services toward physicians, correctional healthcare facilities, ambulatory surgery centers, rural hospitals and occupational health facilities located throughout the U.S. We maintain a long-standing customer base with contracts for services generally extending between one to five years. New customers are generated mostly by our direct sales efforts. We attend national medical conventions as needed to generate leads for selling our services, equipment and supplies.

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

The overall domestic electrocardiogram market is mature. However, we believe that the demand for the centralized cardiology services that we provide may increase due to the trend toward decentralized diagnostic testing with central interpretation and data storage, especially in clinical drug trials, where the federal government is likely to approve more automated procedures. Our intentions are to expand our offering in this area and to investigate strategic acquisitions that will roll up this highly fragmented market.

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

Our OsteoGram(R) test and automated software have been cleared by FDA for use and sale. In addition, the OsteoGram(R) is approved for use in China, Korea, and a number of other countries, including the European Union through the award of a CE Mark. The OsteoGram(R) software is subject to regulation as a medical device and is ISO 13485 certified. Our electrocardiogram computer interpretation services are also regulated by the FDA and are compliant.

ECG  testing  is  FDA  and  Medicare  approved.

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

In July 2004, we filed final action on a provisional U.S. patent application for our Digital Communications and Imaging in Medicine DICOM version of the OsteoGram(R) product, which we believe will be a key patent in our field. We are unaware of any other patent to utilize standard or digital x-ray equipment and a DICOM image to evaluate bone mineral density and bone degenerative disease. In September 2004, we filed final action on an additional provisional U.S. patent application on a method to determine the percentage cortical versus trabecular bone utilizing a DICOM image. This is important, since many clinicians are turning their attention to bone microstructure for a more precise diagnosis and prediction of fracture risk. Dual energy x-ray absorptiometry, or DXA technology, which is considered the "Gold Standard" in bone mineral density testing, is unable to distinguish between cortical and trabecular bone. We believe that our ability to assess bone quality and other emerging parameters will help us to compete effectively with DXA, as clinicians become more aware of fracture risk assessment using parameters beyond bone mineral density.

In November 2005 we filed the final action on our patent application to protect our intellectual property rights relating to the integration of the OsteoGram(R) with mammography equipment. We believe a strong market exists for coupling mammography and bone mineral density testing onto a single platform. Women often do not get tested for osteoporosis, since the disease is silent in nature and testing is inconvenient. Women do, however, get mammograms, so coupling the two tests is a winning combination for patients, imaging centers and digital imaging manufacturers.

The OsteoGram(R) trademark has been our registered trademark since July 2, 2002. We filed and were awarded trademark protection for the OsteoClick, our remote, pay-per-use system utilizing the OsteoGram(R) software positioned on a central server.

EMPLOYEES

As of September 30, 2006, we had 15 full-time and 2 part-time employees, in addition to our network of independent sales representatives and distributors. None of our employees is represented by a labor union and we have experienced no work stoppages. We consider our relations with our employees to be good. We also retain consultants from time to time when necessary. Independent cardiologists are retained for electrocardiogram "overreads" on a per-diem basis.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

Our corporate office, computer center and warehouse facilities are located in 9,496 square feet in an office building located at 5777 West Century Blvd., Los Angeles, CA 90045. This facility is leased through August 2007 at a monthly rental of $12,177. This is a full service lease that includes utilities, maintenance and taxes on the property, janitorial and security service.

ITEM  3.  LEGAL  PROCEEDINGS

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

There were no matters submitted to stockholders during the fourth quarter of the fiscal year ended September 30, 2006.

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

Year Ended September 30, 2006
Quarter Ended:                             COMMON STOCK
-----------------------------        -----------------------
                                        HIGH          LOW
                                     ---------     ---------

December 31, 2005                    $    0.87     $    0.35
March 31, 2006                            0.89          0.50
June 30, 2006                             0.76          0.43
September 30, 2006                        0.51          0.27

Year Ended September 30, 2005
Quarter Ended:                             COMMON STOCK
-----------------------------        -----------------------
                                        HIGH          LOW
                                     ---------     ---------

December 31, 2004                    $    0.43     $     0.34
March 31, 2005                            0.27           0.26
June 30, 2005                             0.33           0.25
September 30, 2005                        0.40           0.38

As of September 30, 2005, there were approximately 521 record holders of our common stock, which does not include common stock held in "nominee" or "street" name.

DIVIDENDS

We have not paid cash dividends on our common stock since our inception. At the present time, we intend to follow a policy of retaining any earnings in order to finance the development of our business and do not anticipate paying cash dividends in the foreseeable future.

STOCK  OPTION  PLANS

2003  STOCK  INCENTIVE  PLAN
----------------------------
Options generally become exercisable at a rate of 33% of the shares subject to an option one year after its grant. The remaining shares generally become exercisable over an additional 24 months. The duration of options may not exceed ten years. Options are generally non-assignable, except in the case of death and may be exercised only while the optionee is employed by us or, in certain cases, within three months after termination of employment or six months after death or disability. The purchase price and number of shares of common stock that may be purchased upon exercise of options are subject to adjustment in certain cases, including stock splits, recapitalizations and reorganizations.

Both the amount of options granted and to whom they are granted, are determined by the Board of Directors with the recommendation of the Compensation Committee, at their discretion. There are no specific criteria, performance formulas or measures applicable to the determination of the amount of options to be granted and to whom these options are to be granted.

2006  STOCK  INCENTIVE  PLAN
----------------------------
There are 2,500,000 shares of common stock available for issuance under the 2006 Stock Incentive Plan. Options generally become exercisable at a rate of 33% of the shares subject to an option one year after its grant. The remaining shares generally become exercisable over an additional 24 months. The duration of the options may not exceed ten years, and in the case of an incentive stock option granted to a 10% stockholder, shall not exceed five years. Options are generally non-assignable, except in the case of death and may be exercised only while the optionee is employed by us or, in certain cases, within twelve months after death or disability. The purchase price and number of shares of common stock that may be purchased upon exercise of options are subject to adjustment in certain cases including stock splits, recapitalizations and reorganizations.

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

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis compares our results of operations for the year ended September 30, 2006 to the same period in 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

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

RESULTS  OF  OPERATIONS

FISCAL  YEAR  ENDED  SEPTEMBER  30,  2006  AS  COMPARED  TO  2005

Total revenues for fiscal 2006 were $2,114,000 as compared to $2,284,000 in fiscal 2005, a decrease of 7%. The decrease was mainly due to a one-time sale of ECG terminals to the New York State Department of Corrections in fiscal 2005, partially offset by increased OsteoGram sales.

ECG services revenue, consists of ECG processing, equipment rental, overread and maintenance, during fiscal 2006, decreased by 3% to $1,669,000 from $1,726,000 due to three fewer correctional healthcare providers.

ECG product and supplies sales decreased by 59% in fiscal 2006 to $180,000 from $440,000 due to the above mentioned one-time sale of ECG terminals to the New York State Department of Corrections.

OsteoGram (R) revenues increased by 125% to $265,000 from $118,000 due to orders from our original equipment manufacturer, or OEM, licensing partners.

In proportion with the decrease of ECG services referenced above, cost of ECG services decreased by 9%, $548,000 in fiscal 2006 compared to $602,000 fiscal 2005, and cost of goods sold of ECG decreased by 61%, $128,000 in fiscal 2006 compared to $327,000 fiscal 2005.

Cost of goods sold for OsteoGram (R) decreased by 13% during fiscal 2006 to $7,000 from $8,000 for fiscal 2005 due to elimination of hardware sales.

Selling expenses increased by 18% for fiscal 2006 to $369,000 from $313,000 for fiscal 2005 due to the hiring of the Vice President of Sales.

General and administrative expenses in fiscal 2006 increased by 8% to $1,104,000 from $1,024,000 from fiscal 2005, due to increased in costs related to the investor relations, $152,000 compared to $66,000 in fiscal 2005, and consulting services, $38,000 compared to $17,000 in fiscal 2005.

Research and development costs increased for fiscal 2006 increased by 16% to $340,000 from $293,000 for fiscal 2005 due to the hiring of the Vice President of Engineering.

Interest income and dividends for fiscal 2006 increased by 206% to $49,000 from $16,000 in fiscal 2005 due to increased investments in marketable securities.

The net loss for fiscal year 2006 increased by 26% to $424,000 from $336,000 in fiscal 2005 due to lower equipment sales in the ECG business and increased research and development and sales expenses.

FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2006, we had approximately $578,000 in cash and marketable securities, as compared to a balance of $571,000 at September 30, 2005, a net increase of $7,000 or 1%.

During fiscal year 2006, purchases of property and equipment decreased to $41,000 from $176,000 for fiscal 2005, due to new acquired and renewed contracts with several Departments of Corrections in fiscal 2005.

We have historically used existing cash and readily marketable securities balances to fund operating losses and capital expenditures. We have raised these funds in 1997 through 2006 through the placement of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants. Currently, we raise funds through the Investment Agreement with Dutchess Private Equities Fund and during 2006 we raised $252,000 through the sale of 375,000 shares of common stock.

We have incurred recurring losses and had net losses aggregating $760,000 in fiscal years ended September 30, 2006 and 2005. However, we anticipate that our cash flow from operations, available cash and marketable securities will be sufficient to meet our anticipated financial needs for at least the next 12 months. We may need to raise additional capital in the future, which might not be available on reasonable terms or at all. Failure to raise capital when needed could adversely impact our business, operating results and liquidity. If additional funds were raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock. Our common stock is currently quoted on the over-the-counter bulletin board, which will make it more difficult to raise funds through the issuance of equity securities. These additional sources of financing may not be available on acceptable terms, if at all.

Our primary capital resource commitments at September 30, 2006 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals and for our corporate office facility. We lease our corporate offices at a monthly rental of $12,176 which expires August 31, 2007.

We intend to pursue additional research and/or sub-contractor agreements relating to our development projects. Additionally, we may seek partners and acquisition candidates of businesses that are complementary to our own. These investments would be subject to our obtaining financing through issuance of debt or other securities. An acquisition may be dilutive to stockholders.

FINANCING  ACTIVITIES

On February 25, 2004, we entered into an Investment Agreement and a Registration Rights Agreement with Dutchess Private Equities Fund, L.P., pursuant to which Dutchess agreed to purchase up to $5,000,000 of shares of our common stock over a three-year period. The purchase price of the shares of our common stock equals 95% of the three lowest closing best bid prices of our common stock during the 5 days after we deliver a put notice to them. As of September 30, 2006, we have sold 3,674,623 shares and raised $973,000.

MATERIAL  TRENDS  AND  UNCERTAINITIES

We are disappointed by the rate of progress in commercializing the Digital Communications and Imaging in Medicine (DICOM) OsteoGram (R). In order to accelerate the efforts of our OEM partners, in October 2006, we hired a new sales director whose prime directive will be to manage these relationships and stimulate growth.

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

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectibility of our trade accounts receivable balances. If we determine that the financial conditions of any of our customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

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

ECG sales and services revenue is recognized in accordance with SAB 104 as the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) the product has been delivered or the services have been rendered,
(3) the fee is fixed or determinable, and (4) collectibility of the fee is reasonably assured.

ECG SERVICES are comprised of ECG processing, Overread, Rental and Maintenance. ECG Processing and Overread revenue is recognized monthly on a per-usage basis after the services are performed. Equipment rental and maintenance revenue is recognized monthly over the terms of the customer's agreement.

ECG PRODUCT AND SUPPLIES SALES revenue is recognized upon shipment of the products and passage of title to the customer.

OsteoGram software revenue is recognized in accordance to paragraph 8 of SOP 97-2 as the following criteria have been met: (1) persuasive evidence of an arrangement exits, (2) the software has been delivered, (3) the fee is fixed or determinable, and (4) collectibility of the fee is probable.

OsteoGram PCS revenue is recognized in accordance to paragraph 59 of SOP 97-2 as we met the following criteria: (1) the PCS is part of the initial license (software) fee, (2) the PCS period is for one year, (3) the estimated cost of providing the PCS is immaterial, (4) we do not offer upgrades and enhancements during the PCS arrangement. Our policy is to accrue all estimated costs of providing the PCS services.

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

RECENT  ACCOUNTING  PRONOUNCEMENTS

In September 2006, the SEC released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on our financial statements.

In September 2006, the FASB issued FAS 157 (SFAS 157), Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is not expected to have a material effect on our financial statements.



In March 2006, the FASB issued FAS 156 (SFAS No. 156), Accounting for Servicing of financial Assets - an amendment of FASB Statement No. 140. This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on our financial statements.

In February 2006, the FASB issued FAS 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement 133, and amend Statement 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on our financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN No. 47), Accounting for Conditional Asset Retirement Obligations, and Interpretation of FASB Statement No. 143. This interpretation clarifies the timing for recording certain asset retirement obligations required by FASB Statement No. 143, Accounting for Asset Retirement Obligations. The provisions of FIN No. 47 are effective for years ending after December 15, 2005. The adoption of this accounting pronouncement did not have a material effect on our financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of Accounting Principles Board Opinion ("APB") Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The adoption of this accounting pronouncement did not have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), "Share-Based Payment." SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R is for our year beginning October 1, 2006. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, "Accounting for Nonmonetary Transactions," provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this accounting pronouncement did not have a material effect on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4." SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 was effective for the fiscal year beginning on October 1, 2005. The adoption of this accounting pronouncement did not have a material effect on our financial statements.

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements are included as a separate section following the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGE  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as discussed above we are committed to a process of change and improvement throughout the enterprise intended to optimize our operations, and this process will necessarily entail improvements to our financial controls over the coming year.

OTHER  INFORMATION

On October 28, 2005, we declared a dividend of one Common Stock Purchase Right for each outstanding share of common stock. The dividend is payable to holders of record at the close of business on August 1, 2005. Each Right entitles the registered holder to purchase shares of common stock at a purchase price of $0.40, subject to adjustment.

Initially, the Rights will not be exercisable, certificates for the Rights will not be issued and the Rights will automatically trade with our common stock. Until the close of business on the earlier of (i) the tenth day following the public announcement that a person or group of affiliated or associated persons, together the "Acquiring Person" other than us, our subsidiary or any employee benefit plan or employee stock plan, together an "Exempt Person" has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our outstanding common stock or (ii) the tenth business day following the commencement by any person, other than an Exempt Person of, or the announcement of the intention to commence, a tender or exchange offer that would result in the ownership of 15% or more of our outstanding common stock with the earlier of such dates in clauses (i) and (ii) being called the "Distribution Date", the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of August 1, 2005, by such common stock certificate, together with a copy of the Summary of Rights.

The Rights are not exercisable until the Distribution Date. The Rights will expire at the close of business on October 28, 2009, unless redeemed or exchanged.

The terms and conditions of the Rights are contained in a Rights Agreement between U.S. Stock Transfer Corporation and us. A copy of the Rights Agreement was filed with the Securities and Exchange Commission as an Exhibit to a Registration Statement on Form 8-A on November 2, 2005. This summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, as amended from time to time, which is incorporated in this summary description by reference.
In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on our financial statements.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE  OFFICERS  AND  DIRECTORS

The following table sets forth certain information concerning our directors and executive officers as of September 30, 2006:



                                                       YEAR
                                                      BECAME
NAME                       POSITION WITH COMPANY     DIRECTOR  AGE
-------------------------  ------------------------  --------  ---
Robert Stuckelman . . . .  Chairman of the Board         1973   74
John G. McLaughlin. . . .  President and
                           Chief Executive Officer              58
John Minnick. . . . . . .  Director                      1985   58
John Romm, M.D. . . . . .  Director                      1997   76
Stuart L. Silverman, M.D.  Director                      1999   59
Phuong Dang . . . . . . .  Principal Financial Officer
                           and Secretary                        50

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

BOARD  MEETINGS  AND  COMMITTEES

Our Board of Directors held a total of twelve meetings during the fiscal year ended September 30, 2006. All of our Directors attended each meeting.

AUDIT  COMMITTEE

The Audit Committee is primarily responsible for approving the services performed by our independent auditors and reviewing reports of our external auditors regarding our accounting practices and systems of internal accounting controls. This Committee currently consists of Mr. Stuckelman and Dr. Romm. The Audit Committee met five times during the fiscal year ended September 30, 2006. Mr. Stuckelman has been approved by our Board of Directors as the independent Audit Committee Financial Expert.

COMPENSATION  COMMITTEE

The Compensation Committee reviews and approves our compensation policy and has assumed responsibility for administration of our Stock Option Plans. This Committee currently consists of Mr. Minnick and Dr. Silverman. The Compensation Committee met two times during the fiscal year ended September 30, 2006.

EXECUTIVE  COMMITTEE

The Executive Committee is comprised of Dr. Silverman and Mr. Stuckelman and meets monthly with the Chief Executive Officer to review company strategy and our financial condition. The Executive Committee met eleven times during the fiscal year ended September 30, 2006.


COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended September 30, 2006, we believe Forms 3, 4 or 5 were timely filed.

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

ITEM  10.  EXECUTIVE  COMPENSATION

The  following  table  sets  forth  the  compensation for the fiscal years ended
September 30, 2006, 2005 and 2004 for our chief executive officer and all executive officers whose compensation exceeded $100,000.00 for such fiscal year.

                                                                                      Long Term
                                                                                    Compensation
                                          Annual                             Awards                  Payouts
                                      Compensation
        (a)            (b)        (c)       (d)           (e)            (f)            (g)          (h)         (i)
Name and Principal .  Year      Salary     Bonus     Other Annual     Restricted    Securities       LTIP       All Other
Position                          ($)       ($)      Compensation ($)   Stock       Underlying       Payouts    Compensation ($)
                                                                      Award(s)($)   Options/SARs(#)  ($)

John G. McLaughlin,   2006    $ 174,000      -              -            -             210,000         -               -
President and CEO
                      2005    $ 150,000      -              -            -              45,000         -               -

                      2004    $ 150,000   7,200             -            -             245,000         -               -

Phuong Dang           2006    $ 104,000       -             -            -             170,000         -               -
Principal Financial
Officer and Secretary

STOCK  OPTION  GRANTS  IN  LAST  FISCAL  YEAR

The following table sets forth the stock options granted to our executive officer named during the fiscal year ended September 30, 2006.

                                                INDIVIDUAL GRANTS
                                              ------------------------
                    NUMBER OF SECURITIES       % OF TOTAL OPTIONS
                    (SHARES OF COMMON STOCK)  GRANTED TO            EXERCISE
                    UNDERLYING OPTIONS        EMPLOYEES/DIRECTORS   PRICE            EXPIRATION
NAME                GRANTED(1)                IN FISCAL             ($/SHARE)        DATE
------------------  ------------------------  --------------------  ---------        ----------
John G. McLaughlin                   60,000                  19%    $    0.64             2015
                                    150,000                  24%    $    0.39             2016
Phuong Dang                          45,000                  15%    $    0.64             2015
                                    125,000                  20%    $    0.39             2016
------------------  ------------------------  --------------------  ---------        ----------

(1)  The  options  are  vested  over  a  three-year  period.

EXERCISE  OF  STOCK  OPTIONS  AND  YEAR-END  OPTION  VALUES

During fiscal year ended September 30, 2006, the Board of Directors exercised 379,000 shares of options. The proceeds were $66,000.

The following table sets forth certain information regarding options of the named executive officer outstanding as of September 30, 2006.

                                                  YEAR-END OPTION VALUES
                                 ---------------------------------------------------------
                                 NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                 UNDERLYING UNEXERCISED               IN-THE-MONEY
                                 OPTIONS/WARRANTS AT                  OPTIONS/WARRANTS AT
                                 SEPTEMBER 30, 2006                   SEPTEMBER 30, 2006 (1)
NAME                       EXERCISABLE         UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
----------------------  ------------------  ------------------  ------------      -------------
John G. McLaughlin                712,558             321,667        142,224             13,567
Phuong Dang                       110,283             205,000          8,550                700
----------------------  ------------------  ------------------  ------------      -------------

(1) Based on a fair market value of $ 0.35 per share, the closing price per share of our common stock on September 30, 2006.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

The following table sets forth information as of September 30, 2006 regarding shares of our common stock subject to outstanding options or authorized for issuance under our currently existing equity compensation plan.

                                                                                                    NUMBER OF
                                                                                                    SECURITIES
                                                                                                    REMAINING AND
                                                                                                    AVAILABLE FOR
                                                            NUMBER  OF                              FUTURE ISSUANCE
                                                            SECURITIES TO BE                        UNDER EQUITY
                                                            ISSUED UPON         WEIGHTED AVERAGE    COMPENSATION
                                                            EXERCISE OF         EXERCISE PRICE OF   PLANS (EXCLUDING
                                                            OUTSTANDING         OUTSTANDING         SECURITIES
                                                            OPTIONS, WARRANTS   OPTIONS, WARRANTS   REFLECTED IN
                                                            AND RIGHTS          AND RIGHTS          COLUMN (A))
                                                                           (A)                 (B)                (C)
                                                            ------------------  ------------------  -----------------
Equity compensation plans approved by security holders . .         1,731,215                0.44               -0-

Equity compensation plans not approved by security holders         5,023,613                0.25          1,933,810

Total. . . . . . . . . . . . . . . . . . . . . . . . . . .         6,754,828                0.30          1,933,810

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

NARRATIVE  DESCRIPTION  OF  THE  2006  STOCK  INCENTIVE  PLAN

There are 2,500,000 shares of common stock available for issuance under the 2006 Stock Incentive Plan. Options generally become exercisable at a rate of 33% of the shares subject to an option one year after its grant. The remaining shares generally become exercisable over an additional 24 months. The duration of the options may not exceed ten years, and in the case of an incentive stock option granted to a 10% stockholder, shall not exceed five years. Options are generally non-assignable, except in the case of death and may be exercised only while the optionee is employed by us or, in certain cases, within twelve months after death or disability. The purchase price and number of shares of common stock that may be purchased upon exercise of options are subject to adjustment in certain cases including stock splits, recapitalizations and reorganizations.

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


SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of the our common stock as of November 30, 2006 by: (a) each director of the Company; (b) the executive officer named in the Executive Compensation Table; (c) our directors and executive officer as a group; and (d) each person known to us who beneficially owns 5% or more of our common stock.

NAME AND ADDRESS* OF
BENEFICIAL OWNER                                   AMOUNT AND NATURE
                                                   BENEFICIAL OWNERSHIP(1)       PERCENT OF CLASS (2)
                                                   -----------------------       -----------------
John G. McLaughlin. . . . . . . . . . . . . . . .              762,558  (3)                 3%

Phuong Dang . . . . . . . . . . . . . . . . . . .              136,950  (4)                 **

John Minnick. . . . . . . . . . . . . . . . . . .            1,011,856  (5)                 4%

John Romm, M.D. . . . . . . . . . . . . . . . . .              846,967  (6)                 3%

Stuart L. Silverman, M.D. . . . . . . . . . . . .            1,131,720  (7)                 5%

Robert Stuckelman . . . . . . . . . . . . . . . .            1,441,592  (8)                 6%

All officers and Directors as a group (6 persons)            5,331,643  (9)                21%

Except as otherwise indicated, each person named in the table has sole voting and investment power (or such power together with any spouse of such person, if they are joint tenants), with respect to securities beneficially owned by such person as set forth opposite such person's name.

(1)          Includes  options  exercisable  as  of  or within 60 days following
             November  30,  2006.
(2)          The  number  of  shares  of  common stock issued and outstanding on
             November  30,  2006  was  24,259,879  shares.
             The  calculation of percentage ownership for each listed beneficial owner  is  based  upon  the  number  of
             shares of common stock issued and outstanding on November 30, 2006.
(3)          Includes  762,558  shares  subject  to  stock  options.
(4)          Includes 136,950 shares subject to stock options.
(5)          Includes  635,333  shares  subject  to  stock  options.
(6)          Includes  585,799  shares  subject  to  stock  options.
(7)          Includes  881,105  shares  subject  to  stock  options.
(8)          Includes  920,264  shares  subject  to  stock  options.
(9)          See  notes  (3)  through  (7)
(*)          c/o  CompuMed,  Inc,  5777  West  Century  Blvd,  Suite  1285,  Los
             Angeles,  CA  90045
(**)         Less than 1%

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

We retained the services of an investment advisor, who is also a member of the Board of Directors, to provide advice on the investment portfolio. During the fiscal years ended September 30, 2006 and 2005, we incurred $3,000 and $2,000 for these services, respectively.


ITEM  13.  EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION  OF  EXHIBIT

3.1 Certificate of Incorporation (included as Exhibit 3.1 to the Form S-1 effective May 7, 1992 and incorporated herein by reference).

3.2  Certificate  of  Amendment  of  Certificate  of  Incorporation (included as
     Exhibit 3.1a to the Form S-2/A filed June 28, 1994 and incorporated herein by reference).

3.3  Certificate  of  Amendment  of  Certificate  of  Incorporation (included as
     Exhibit 3.1b to the Form S-2/A filed November 7, 1994 and incorporated herein by reference).

3.4 Certificate of Correction of Certificate of Amendment (included as Exhibit 3.1c the Form S-2/A filed November 7, 1995 and incorporated herein by reference).

3.5 By-Laws (included as Exhibit 3.5 to the Form 10-QSB filed February 13, 2004 and incorporated herein by reference).

3.6 Amendment to By-laws (included as Exhibit 3.6 to the Form 10-QSB filed February 13, 2004 and incorporated herein by reference).

4.1  Certificate  of Designation of Class A Preferred Stock (included as Exhibit
     4.5 to the Form 10-KSB filed December 29, 1995 and incorporated herein by reference).

4.2  Certificate  of Designation of Class B Preferred Stock (included as Exhibit
     4.6 to the Form 10-KSB filed December 29, 1995 and incorporated herein by reference).

4.3  Certificate  of Designation of Class C Preferred Stock (included as Exhibit
     3.1 to the Form 8-K filed January 9, 1998 and incorporated herein by reference).

4.4  Certificate  of Correction for Class C Preferred Stock (included as Exhibit
     3.2 to the Form 8-K filed January 9, 1998 and incorporated herein by reference).

4.5 Rights Agreement between the Company and U.S. Stock Transfer Corporation dated October 28, 2005 (included as Exhibit 4.1 to the Form 8-A filed November 2, 2005 and incorporated herein by reference).

4.6 Form of Class A Common Stock Purchase Warrant between the Company and Synthetica (America) Ltd., dated June 27, 2006 (included as Exhibit 4.1 to the Form 10-QSB filed August 14, 2006 and incorporated herein by reference).

10.1 Form of Non-Qualified Stock Option Agreement (included as Exhibit 10 to the Form S-8 filed October 14, 1995 and incorporated herein by reference).

10.2 Commercial Office Lease between the Company and L.A.T. Investment Corporation, dated August 16, 1999 (included as Exhibit 10.24 to the Form 10-KSB filed December 29, 1999 and incorporated herein by reference).

10.3 Form of Stock Option Agreement (included as Exhibit 10.5 to the Form 10-QSB filed August 14, 2002 and incorporated herein by reference).

10.4 Employment Agreement between the Company and John McLaughlin dated November 2, 2002 (included as Exhibit 10.6 to the Form 10-QSB filed February 14, 2003 and incorporated herein by reference).

10.5 2003 Stock Incentive Plan (included as Exhibit 99.2 to the Form S-8 filed June 2, 2003 and incorporated herein by reference).

10.6 Investment Agreement between the Company and Dutchess Private Equities Fund, LP, dated February 25, 2004 (included as Exhibit 10.9 to the Form SB-2 filed February 27, 2004 and incorporated herein by reference).

10.7 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, LP, dated February 25, 2004 (included as Exhibit 10.10 to the Form SB-2 filed February 27, 2004 and incorporated herein by reference).

10.8 Placement Agent Agreement between the Company, Charleston Capital Corporation and Dutchess Private Equities Fund, LP, dated February 25, 2004 (included as Exhibit 10.11 to the Form SB-2 filed February 27, 2004 and incorporated herein by reference).

10.9 Amendment to Commercial Office Lease between the Company and L.A.T. Investment Corporation, dated July 13, 2004 (included as Exhibit 10.6 to the Form 10-KSB filed December 29, 2004 and incorporated herein by reference).

10.10 Amendment to Employment Agreement between the Company and John McLaughlin (included as Exhibit 10.5 to the Form 10-KSB filed December 29, 2004 and incorporated herein by reference).

10.11 Amended and Restated 2003 Stock Incentive Plan (included as Exhibit 10.1 to the Form S-8 filed April 13, 2005 and incorporated herein by reference).

10.12 Amendment to Commercial Office Lease between the Company and L.A.T. Investment Corporation, dated August 12, 2005 (included as Exhibit 10.6 to the Form 10-KSB filed December 27, 2005 and incorporated herein by reference).

10.13 2006 Stock Incentive Plan (included as Exhibit 10.1 to the Form S-8 filed August 23, 2006 and incorporated herein by reference).

10.14 Third Amendment to Commercial Office Lease between the Company and L.A.T. Investment Corporation, dated August 10, 2006 (filed herewith).

21.1 Subsidiaries  (filed  herewith).

23.1 Consent  of Independent Registered Public Accounting Firm (filed herewith).

31.1 Certification  Pursuant  to  Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification  Pursuant  to  Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $54,000 and $49,000 for fiscal years 2006 and 2005, respectively.

Audit-Related  Fees.  None.

Tax Fees. The aggregate fees billed to us for professional services rendered by our principal accountants for tax related services were $5,000 each for fiscal years 2005 and 2004.

All  Other  Fees.  None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 COMPUMED, INC.



By:   /s/  John  G.  McLaughlin
     ----------------------------
     John  G.  McLaughlin,  President  and  Chief  Executive  Officer

Date:     December  29,  2006

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
 /s/ John G. McLaughlin        executive officer)              December 29, 2006
----------------------                                         -----------------
John  G.  McLaughlin



                               Secretary  and  Controller
                               (principal  financial
/s/ Phuong Dang                officer)                        December 29, 2006
----------------------                                         -----------------
Phuong  Dang



/s/ Robert  Stuckelman          Chairman of the Board          December 29, 2006
----------------------                                         -----------------
Robert  Stuckelman



 /s/ John  D.  Minnick           Director                      December 29, 2006
----------------------                                         -----------------
John  D.  Minnick



 /s/ John  Romm                  Director                      December 29, 2005
----------------------                                         -----------------
John  Romm


 /s/ Stuart  Silverman           Director                      December 29, 2006
----------------------                                         -----------------
Stuart  Silverman

                                 COMPUMED, INC.

                          INDEX TO FINANCIAL STATEMENTS

Report  of  Independent  Registered  Public  Accounting  Firm

Balance  Sheet  as  of  September  30,  2006

Statements  of  Operations  for  the  years  ended  September  30, 2006 and 2005

Statements  of  Stockholders'  Equity for the years ended September 30, 2006 and
2005

Statements  of  Cash  Flows  for  the  years  ended  September 30, 2006 and 2005

NOTES  TO  FINANCIAL  STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CompuMed, Inc.
Los  Angeles,  California

We have audited the accompanying balance sheet of CompuMed, Inc. as of September 30, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuMed, Inc. as of September 30, 2006, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/  Rose,  Snyder  &  Jacobs
-----------------------------
Rose,  Snyder  &  Jacobs
A  Corporation  of  Certified  Public  Accountants

Encino,  California

November  21,  2006


COMPUMED, INC.
BALANCE SHEET

                                                                    September 30,
                                                                          2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              193,000
Marketable securities, at fair market value                            385,000
Accounts receivable, less allowance of $26,000                         246,000
Other receivables                                                        7,000
Inventory                                                               22,000
Prepaid expenses and other current assets                               16,000
TOTAL CURRENT ASSETS                                                   869,000

PROPERTY AND EQUIPMENT
Machinery and equipment                                              1,189,000
Furniture, fixtures and leasehold improvements                          76,000
Equipment under capital leases                                         221,000
                                                                     1,486,000

Accumulated depreciation and amortization                           (1,278,000)

TOTAL PROPERTY AND EQUIPMENT                                           208,000

OTHER ASSETS
Patents, net of accumulated amortization of $7,000                     114,000
Other assets                                                            13,000
TOTAL OTHER ASSETS                                                     127,000

TOTAL ASSETS                                                         1,204,000

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable                                                        64,000
Accrued liabilities                                                    151,000
Current portion of capital lease obligations                            45,000
TOTAL CURRENT LIABILITIES                                              260,000

Capital lease obligations, less current portion                        116,000
Commitments and Contingencies, Note E

STOCKHOLDERS' EQUITY
Preferred Stock, $.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -
issued and outstanding - 8,400 shares                                    1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
issued and outstanding - 300 shares                                          -

Common Stock, $.01 par value - authorized 50,000,000 shares,
issued and outstanding - 24,171,479 shares (September 2006)            243,000

Additional paid in capital                                          33,618,000

Accumulated deficit                                                (33,013,000)

Accumulated other comprehensive income                                   2,000

Deferred stock compensation                                            (23,000)

TOTAL STOCKHOLDERS' EQUITY                                             828,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           1,204,000





STATEMENTS OF OPERATIONS
COMPUMED, INC.
                                         Year Ended September 30,

                                                             2006         2005
REVENUE FROM OPERATIONS
ECG services                                            1,669,000    1,726,000
ECG product and supplies sales                            180,000      440,000
OsteoGram (R) sales and services                          265,000      118,000
                                                        2,114,000    2,284,000
COSTS AND EXPENSES
Costs of ECG services                                     548,000      602,000
Cost of goods sold-ECG                                    128,000      327,000
Cost of goods sold - OsteoGram (R)                          7,000        8,000
Selling expenses                                          369,000      313,000
Research & development                                    340,000      293,000
General and administrative expenses                     1,104,000    1,024,000
Depreciation and amortization                              71,000       81,000
                                                        2,567,000    2,648,000
OPERATING LOSS                                           (453,000)    (364,000)

Interest Income and dividends                              49,000       16,000
Other miscellaneous income                                      -        7,000
Realized gain on marketable securities                          -       19,000
Interest expense                                          (20,000)     (14,000)
NET LOSS                                                 (424,000)    (336,000)
NET LOSS PER SHARE (Basic and diluted)                      (0.02)       (0.02)
Weighted average number of common
shares outstanding                                     23,702,613   20,963,081

                                                       ADDITIONAL                     OTHER
                            PREFERRED       COMMON       PAID IN     ACCUMULATED  CONPREHENSIVE DEFERRED STOCK
                              STOCK         STOCK        CAPITAL       DEFICIT       INCOME     COMPENSATION     TOTAL
                          ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balances at
September 30, 2004              1,000       197,000    32,520,000   (32,253,000)       53,000             -       518,000

Unrealized loss
on marketable securities                                                              (36,000)                    (36,000)

Stock options issued
for services                                                8,000                                    (8,000)            -

Amortization of                                                                                       2,000         2,000
deferred compensation

Issuance of common
stock to Dutchess                            23,000       538,000                                                 561,000

Exercise of options                          10,000        88,000                                                  98,000

Net Loss                            -             -             -      (336,000)            -             -      (336,000)
                          ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balances at
 September 30, 2005             1,000       230,000    33,154,000   (32,589,000)       17,000        (6,000)      807,000

Unrealized loss
on marketable securities                                                              (15,000)                    (15,000)

Stock options issued
for services                                  1,000        62,000                                   (24,000)       39,000

Amortization of
deferred compensation                                                                                 7,000         7,000

Issuance of common
stock to Dutchess                             4,000       248,000                                                 252,000

Exercise of options                           8,000       154,000                                                 162,000

Net Loss                            -             -             -      (424,000)            -             -      (424,000)
                          ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balances at
 September 30, 2006             1,000       243,000    33,618,000   (33,013,000)        2,000       (23,000)      828,000
                          ============  ============  ============  ============  ============  ============  ============

Comprehensive losses for the years ended September 30, 2006 and 2005 were ($439,000) and ($372,000), respectively.

COMPUMED, INC.
STATEMENTS OF CASH FLOWS
                                                                                Twelve Months Ended September 30,

                                                                                     2006               2005
                                                                                --------------     --------------
OPERATING ACTIVITIES:
Net loss                                                                             (424,000)          (336,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed asset                                                         2,000                  -
Realized gain on marketable securities                                                      -            (19,000)
Amortization of deferred stock compensation                                             7,000              2,000
Depreciation and amortization                                                          71,000             81,000
Decrease/(Increase) in accounts receivable                                             70,000            (26,000)
Decrease/(Increase) in inventory and prepaid expenses                                  11,000             20,000
Decrease in accounts payable and other liabilities                                    (51,000)            59,000
                                                                                --------------     --------------
NET CASH USED IN OPERATING ACTIVITIES                                                (314,000)          (219,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from selling of marketable securities                                              -             55,000
Investments in purchase of  marketable securities                                    (110,000)          (197,000)
Purchase of other asset                                                               (39,000)           (14,000)
Purchase of property, plant and equipment                                              (3,000)           (44,000)
                                                                                --------------     --------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  (152,000)          (200,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option                                                162,000             98,000
Net offering of the investment agreement with Dutchess Private Equities Fund          252,000            561,000
Payments on capital lease obligations                                                 (36,000)           (21,000)
                                                                                --------------     --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             378,000            638,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                                  (88,000)           219,000

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD                                       281,000             62,000
                                                                                --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            193,000            281,000

SUPPLEMENTAL DISCLOSURES:
Interest paid                                                                          20,000             14,000
Disposal of fixed assets                                                               67,000             99,000
Equipment acquired under capital lease                                                 38,000            133,000

See notes to financial statements and report of Independent Registered Public Accounting Firm.

COMPUMED,  INC.
NOTES  TO  FINANCIAL  STATEMENTS

NOTE  A  -  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: CompuMed, Inc. (the Company) is a medical diagnostic product and services company focusing on the diagnosis, monitoring and management of several costly, high incidence diseases, particularly cardiovascular disease and osteoporosis. The Company's primary business is the development and marketing of its osteoporosis testing technology OsteoGram (R) and the computer interpretation of electrocardiograms ("ECGs"). The Company applies advanced computing, medical imaging, telecommunications and networking technologies to provide medical professionals and patients with affordable, point-of-care solutions for disease risk assessment and decision support.

The Company generated negative cash flows from operations and had net losses aggregating $760,000 in fiscal years ended September 30, 2006 and 2005. The Company's business strategy includes an increase in OsteoGram (R) sales through domestic and international marketing and distribution efforts. The Company intends to finance this business strategy by using its current working capital resources and cash flows from existing operations. There can be no assurance that the OsteoGram (R) sales will be sufficient to offset related expenses.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to generate profits and reduce its operating losses and negative cash flows. No assurance can be given that the Company will be able to accomplish these objectives. The Company uses existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company had raised these funds in 1997 through 2006 through the placement of Preferred Stock issuances and proceeds from the exercise of certain stock options and warrants. Currently, the Company raises fund through the Investment Agreement with Dutchess Private Equities Fund.

Management believes the Company will be able to generate sufficient revenue, reduce operating expenses or obtain sources of financing in order to fund ongoing operations through at least September 30, 2007. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classifications of liabilities that may result from the outcome of this uncertainty.

CASH  EQUIVALENTS:
------------------

The Company considers investments in all highly liquid debt instruments with maturity of three months or less when purchased, and investments in money market accounts to be cash equivalents. Cash and cash equivalents also consist of cash on hand and demand deposit accounts.

MARKETABLE  SECURITIES:
-----------------------

Marketable securities consist of common stock of publicly traded domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2006. All marketable securities are classified as available for sale at September 30, 2006 and 2005. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

As of September 30, 2006, the Company's investments in marketable securities were valued at $385,000. The Company had no realized gain in the fiscal year ended September 30, 2006 and recorded $19,000 for the year ended September 30, 2005. As for unrealized gains, the Company recorded $2,000 and $17,000 in the fiscal years ended September 30, 2006 and 2005, respectively (net of reclassifications adjustments of $0 and $19,000 of realized gains above), net of income taxes of $0 for the years ended September 30, 2006 and 2005.

ACCOUNTS  RECEIVABLE:
---------------------

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the uncollectibility of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

INVENTORY:
----------

Inventory consists of ECG terminals, component parts and ECG medical supplies and OsteoGram (R) hardware. Inventory, primarily finished goods, is stated at the lower of cost (first-in first-out method) or market.

PROPERTY  AND  EQUIPMENT:
-------------------------

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over 3 to 5 years. As of September 30, 2006, the property and equipment being leased to customers had a historical cost of $1,122,000. Amortization of assets leased under capital leases is included in Depreciation and Amortization Expenses.

REVENUE  RECOGNITION:
---------------------

ECG sales and services revenue is recognized in accordance with SAB 104 as the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) the product has been delivered or the services have been rendered,
(3) the fee is fixed or determinable, and (4) collectibility of the fee is reasonably assured.

ECG SERVICES are comprised of ECG processing, Overread, Rental and Maintenance. ECG Processing and Overread revenue is recognized monthly on a per-usage basis after the services are performed. Equipment rental and maintenance revenue is recognized monthly over the terms of the customer's agreement.

ECG PRODUCT AND SUPPLIES SALES revenue is recognized upon shipment of the products and passage of title to the customer.

OsteoGram software revenue is recognized in accordance to paragraph 8 of SOP 97-2 as the following criteria have been met: (1) persuasive evidence of an arrangement exits, (2) the software has been delivered, (3) the fee is fixed or determinable, and (4) collectibility of the fee is probable.

OsteoGram PCS revenue is recognized in accordance to paragraph 59 of SOP 97-2 as the Company met the following criteria: (1) the PCS is part of the initial license (software) fee, (2) the PCS period is for one year, (3) the estimated cost of providing the PCS is immaterial, (4) the Company does not offer upgrades and enhancements during the PCS arrangement. The Company's policy is to accrue all estimated costs of providing the PCS services.

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

LONG-LIVED  ASSETS:
-------------------

Long-lived assets used in operations are reviewed periodically to determine whether the carrying values are not impaired and, if indications of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded. Any impairment is charged to expense in the period in which the impairment is determined. The Company has not recorded impairment charges during the years ended September 30, 2006 and 2005.

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

CONCENTRATION  OF  CREDIT  RISK:
--------------------------------

The Company sells its products throughout the United States and in the international markets. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the year ended September 30, 2006, total revenue from four customers accounted for approximately 58% of the Company total revenue, and one customer accounted for 27% of total accounts receivable at September 30, 2006. The Company maintains cash balance at a financial institution which accounts are insured by the Federal Deposit
Insurance Corporation of $100,000. The portion in excess of the federally insured limit amounted to approximately $81,000 at September 30, 2006.

NOTE  B  -  INCOME  TAXES

At September 30, 2006, the Company has available for federal income tax purposes, net operating loss carry forwards of approximately $7 millions, which expire between 2007 and 2026. The utilization of the above net operating loss carry forwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization. The difference between the Company's effective income tax rate and the statutory federal rate for the years ended September 30, 2006 and 2005 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of its realization. The valuation allowance was $2,569,000 and $2,451,000 at September 30, 2006 and 2005, respectively, representing an increase of $118,000 for the year ended September 30, 2006. This increase is mainly explained by loss carry forwards for which no tax effect was recognized due to the uncertainty of its realization, offset by loss carry forwards that expired at September 30, 2006.

Significant components of the deferred tax liabilities and assets as of September 30, 2006 are as follows:

                                                      2006            2005
                                                  -----------    ------------
Deferred tax liabilities: : . . . . . . . .                 0               0

Deferred tax assets:

Net operating loss carry forwards . . . . .         2,533,000       2,400,000

Other asset and liabilities . . . . . . . .            36,000          51,000
                                                   -----------    -----------
Total deferred tax assets                           2,569,000       2,451,000

Valuation allowance for Deferred tax assets        (2,569,000)     (2,451,000)
                                                   -----------     -----------
Net deferred tax assets . . . . . . . . . .                 0               0

Total . . . . . . . . . . . . . . . . . . .       $         0      $        0
                                                   ===========     ===========

NOTE  C  -  STOCKHOLDERS'  EQUITY

CLASS  A  $3.50  CUMULATIVE  CONVERTIBLE  VOTING  PREFERRED  STOCK:
-------------------------------------------------------------------

The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. Total cumulated dividends not declared at September 30, 2006 amounted to $19,000. Every two shares of the Class A Preferred Stock are presently convertible, subject to adjustment, into one share of Common Stock. In the event of any liquidation, the holders of the Class A Preferred Stock are entitled to receive $2.00 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class A Preferred Stock. The Class A Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class A Preferred Stock stockholders have the right to convert their shares into Common Stock during such 30-day period.

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

ISSUANCE  OF  COMMON  STOCK  -  EQUITY  LINE  OF  CREDIT
--------------------------------------------------------

The Company entered into an Investment Agreement with Dutchess Private Equities Fund, also referred to as an Equity Line of Credit. That agreement provides that, following notice to Dutchess, The Company may put to Dutchess up to $5 million in shares of its common stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of the Company's common stock during the five day period following that notice. The number of shares that the Company will be permitted to put pursuant to the Investment Agreement will be either: (A) two hundred percent of the average daily volume of the Company's common stock for the ten trading days prior to the applicable put notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day the Company issues the put, or (B) $25,000; provided that in no event will the put amount be more than $1,000,000 with respect to any single Put. In turn, Dutchess has indicated that it will resell the Company's shares in the open market, resell the Company's shares to other investors through negotiated transactions or hold the Company's shares in its portfolio. This prospectus covers the resale of the Company's stock by Dutchess either in the open market or to other investors through negotiated transactions.

During fiscal year 2006, the Company issued 375,000 shares of common stock to Dutchess and realized net proceeds of $252,000.

NOTE  D  -  STOCK  OPTIONS  AND  WARRANTS

The Company has adopted two non-stockholder approved stock incentive plan, the 2003 Stock Incentive Plan (the "2003 Plan") and the 2006 Stock Incentive Plan
(the "2006 Plan"), and two stockholder approved stock options plans, the 1992 Stock Option Plan ("1992 Plan") and the 2002 Stock Option Plan (the "2002 Plan") (collectively, the "Plans"). The 1992 Plan expired in March 2002 and the 2002 Plan was suspended on the effective date of the 2003 Plan in June 2003. Awards are outstanding under the Plans, but awards may be granted in the future only under the 2003 Plan and 2006 Plan. The 2003 Plan provides for the granting of options, stock awards and other forms of equity compensation to key employees, officers and certain individuals. Only nonqualified options may be granted under the 2003 Plan. The 2006 Plan provides for the granting of options and stock awards to any officer, director, employee and certain individuals. Both nonqualified and incentive options may be granted under the 2006 Plan.

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

During fiscal year ended September 30, 2004, the Company issued options to purchase 26,087 shares of common stock to a consultant in exchange for services over three-month period. These options were valued according to SFAS 123 at $8,000 of which $8,000 was expensed in fiscal 2004. The Company also granted options to purchase 1,785,000 shares of common stock to directors and employees. These options were recorded at $0 using the intrinsic method and they were valued at $188,000 in accordance with SFAS 123.

During fiscal year ended September 30, 2005, the Company issued options to purchase 35,000 shares of common stock to a consultant. These options were valued according to SFAS 123 at $8,000 of which $2,000 was expensed in 2005 and $3,000 in 2006. The Company also granted options to purchase 1,160,000 shares of common stock to directors and employees. These options were recorded at $0 using the intrinsic method and they were valued at $124,000 in accordance with SFAS 123.

During fiscal year ended September 30,2006, the Company issued warrants and options to purchase 175,000 shares of common stock to consultants. These warrants and options were valued according to SFAS 123 at $31,000 of which $15,000 was expensed in 2006. The Company also granted options to purchase 1,375,000 shares of common stock to directors and employees. These options were recorded at $0 using the intrinsic method and they were valued at $236,000 in accordance with SFAS 123.

SFAS 123 "Accounting for Stock-Based Compensation", amended by SFAS 148 requires pro forma information regarding net income (loss) using compensation that would have been incurred if the Company had accounted for its employee stock options under the fair value method. Warrants to purchase 50,000 shares of common stock was issued during fiscal year 2006 had an exercise price of $0.65 and will expire in June 30, 2008. Options to purchase 1,500,000 and 1,195,000 shares of common stock were granted during the year ended September 30, 2006 and 2005, respectively. The fair value of these warrants and options has been estimated at $267,000 and $132,000 using the Black-Scholes Option pricing model, with the following assumptions:

                                                   2006                    2005
                                              ---------------        ---------------
Risk  free  interest  rate. . . . . . . .      4.47% to 4.88%         4.00 to  4.50%
Stock  volatility  factor . . . . . . . .          21.8%                18% to 33%
Weighted  average  expected  option  life         5 years               10  years
Expected  dividend  yield . . . . . . . .          None                    None

A summary of the stock option activity, and related information for the years ended September 30 follows:

                                                       2006                                  2005
                                           ------------------------------     -------------------------------
                                                               Weighted-                          Weighted-
                                                                Average                             Average
                                                               Exercise                            Exercise
                                              Shares             Price            Shares             Price
                                           -------------     -------------     -------------     -------------
Options outstanding, beginning of period      6,571,934              0.25         6,437,217              0.22
Options exercised                              (825,441)             0.20        (1,026,354)             0.10
Options granted                               1,500,000              0.45         1,195,000              0.25
Options forfeited/canceled                     (491,665)             0.28           (33,929)             0.46
                                           -------------     -------------     -------------     -------------
Options outstanding, end of period            6,754,828              0.30         6,571,934              0.25
                                           =============     =============     =============     =============
Options exercisable, end of period            4,264,834              0.26         4,353,609              0.26
                                           =============     =============     =============     =============

The pro forma net loss and loss per share had the Company accounted for its options using FAS 123 would have been as follows:


                                               Twelve Months Ended September 30,

                                                             2006         2005
                                                          ----------  ----------

Net loss as reported                                       (424,000)   (336,000)

Basic and diluted loss per share as reported                  (0.02)      (0.02)

Add: stock based employee compensation cost                  15,000       2,000
included in determination of net loss reported

Deduct: stock-based employee compensation cost             (122,000)    (79,000)
that would have been included in the determination of net loss if the fair value method had been applied to all awards

Pro forma net loss if the fair value based method          (531,000)   (413,000)
had been applied to all awards

Basic and diluted pro forma loss per share if the
fair value based method had been applied for
all awards                                                    (0.02)      (0.02)

The following summarizes information concerning stock options outstanding at September 30, 2006:

                                                          Weighted                       Weighted
                                           Weighted        Average                       Average
                                            Average       Exercise                       Exercise
                                           Remaining       Price                          Price
Range of Exercise Prices      Shares      Contractual    of Shares        Shares        of Shares
                            Outstanding       Life      Outstanding     Exercisable     Exercisable
------------------------    -----------   -----------   -----------     -----------     -----------
$0.000000 - $0.425000        5,547,143        7.54         $0.21        3,402,149         $0.15
$0.425100 - $0.850000        1,176,435        4.59         $0.66          831,435         $0.67
$0.850100 - $1.275000           31,250        1.15         $1.15           31,250         $1.15
------------------------    -----------   -----------   -----------     -----------     -----------
                             6,754,828        6.99         $0.30        4,264,834         $0.26
========================    ===========   ===========   ===========     ===========     ===========

NOTE  E  -  COMMITMENTS  AND  CONTINGENCIES

The Company has capital leases for machinery and equipment that expire in 2012 and has operating lease for a facility that expired in August 2004, with an option to extend the term of this lease for an additional five years. The Company exercised the option to extend the lease to August 2007. The following is a summary as of September 30, 2006 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

                                                             CAPITAL   OPERATING
YEAR ENDING SEPTEMBER 30                                      LEASES    LEASES
-----------------------------------------------------------  --------  ---------

2007. . . . . . . . . . . . . . . . . . . . . . . . . . . .    64,000    132,000
2008. . . . . . . . . . . . . . . . . . . . . . . . . . . .    64,000     10,000
2009. . . . . . . . . . . . . . . . . . . . . . . . . . . .    59,000      8,000
2010. . . . . . . . . . . . . . . . . . . . . . . . . . . .    11,000      9,000
2011. . . . . . . . . . . . . . . . . . . . . . . . . . . .         -      6,000
                                                           ----------  ---------
Total minimum lease payments. . . . . . . . . . . . . . . . $ 198,000  $ 165,000
                                                           ==========  =========
Less amount representing interest . . . . . . . . . . . . .    36,000
                                                           ----------
Net minimum lease payments. . . . . . . . . . . . . . . . .  $162,000
Less current portion. . . . . . . . . . . . . . . . . . . .    46,000
                                                           ----------
Present value of net minimum payments, less current portion  $116,000
                                                           ==========

During the year ended September 30, 2006, the Company entered a capital lease obligation for equipment at the cost of $37,000. This obligation bears an average interest of 14.72 % and a monthly payment of $1,000 and matures in October 2010.

Rental expense under operating leases was $129,000 and $127,000 in fiscal years 2006 and 2005, respectively.

LITIGATION
----------

From time to time the Company is involved in litigation and threatened litigation arising in the ordinary course of business. The Company is not aware of any material unsettled litigation.

EMPLOYMENT  AGREEMENT
---------------------

The Company entered into a long-term agreement with John McLaughlin effective November 2, 2002 through September 30, 2004. This agreement provided a base salary of $150,000 per year and a bonus up to $150,000 based on performance factors including revenue, profit and accomplishment of certain key milestones. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of Common Stock at an exercise price of $0.20 per share upon acceptance of the agreement. On September 24, 2004, the Board passed a resolution to extend this contract for an additional year to 2005. On September 9, 2005 the Board passed a resolution to continue Mr. McLaughlin at a monthly salary of $14,500 starting October 1, 2005.

NOTE  F  -  SAVINGS  AND  RETIREMENT  PLANS

The Company has a Savings and Retirement Plan (the "Plan") under which every full-time salaried employee who is 18 years of age or older may contribute up to 100 percent of his or her eligible annual salary to the Plan. For an employee contribution of up to but not exceeding 6 percent of the employee's annual salary the Company makes a matching contribution of $0.25 for every $1.00 of the employee's contribution. The Company's contributions are 100 percent vested after 36 months of contributions to the Plan. Benefits are payable under the Plan upon termination of a participant's employment with the Company or at retirement. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company's matching contribution, which was charged to expense, was $14,000 and $16,000 for fiscal 2006 and 2005, respectively.

NOTE  G  -  RELATED  PARTY  TRANSACTIONS

The Company has retained the services of an investment advisor, who is also a member of the Board of Directors, to provide advice on the investment portfolio. During fiscal years ended September 30, 2006 and 2005, the Company incurred $3,000 and $2,000 for these services, respectively.