Form 10-Q
period 2006-12-31
COMPUMED INC
filed 2007-02-14
CIK 700998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

                                   (MARK ONE)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
          ACT OF 1934. FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-14210

                                 COMPUMED, INC.
                                 --------------

        (exact name of small business issuer as specified in its charter)


                    DELAWARE                             95-2860434
        -----------------------------------         ---------------------
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

As of January 31, 2007, we had 24,543,041 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [ X ]


                        COMPUMED, INC. AND SUBSIDIARIES

                              TABLE  OF  CONTENTS
PART  I.  FINANCIAL  INFORMATION                                               PAGE
--------------------------------                                               ----
Item  1.  Financial  Statements.                                                 3

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

Item  6.  Exhibits  and  Reports  on  Form  8-K.                                11


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                      INDEX

                         COMPUMED, INC. AND SUBSIDIARIES

                             FINANCIAL INFORMATION
                                 COMPUMED, INC.
                                 BALANCE SHEETS
                                                                  December 31,    September 30,
                                                                      2006            2006
                                                                  (Unaudited)
                                                                 -------------    -------------

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                             63,000           193,000
Marketable securities, at fair market value                          369,000           385,000
Accounts receivable, less allowance of $28,000 (December 2006)
and $26,000 (September 2006)                                         319,000           246,000
Other receivables                                                      7,000             7,000
Inventory                                                             18,000            22,000
Prepaid expenses and other current assets                             26,000            16,000
                                                                 -------------    -------------
TOTAL CURRENT ASSETS                                                 802,000           869,000

PROPERTY AND EQUIPMENT
Machinery and equipment                                            1,191,000         1,189,000
Furniture, fixtures and leasehold improvements                        76,000            76,000
Equipment under capital leases                                       262,000           221,000
                                                                 -------------    -------------
                                                                   1,529,000         1,486,000

Accumulated depreciation and amortization                         (1,295,000)       (1,278,000)

TOTAL PROPERTY AND EQUIPMENT                                         234,000           208,000

OTHER ASSETS
Patents, net of accumulated amortization of
$7,000 (September and December 2006)                                 114,000           114,000

Other assets                                                          13,000            13,000
                                                                 -------------    -------------

TOTAL OTHER ASSETS                                                   127,000           127,000
                                                                 -------------    -------------

TOTAL ASSETS                                                       1,163,000         1,204,000


LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable                                                      82,000            64,000
Accrued liabilities                                                  150,000           151,000
Current portion of capital lease obligations                          58,000            45,000
                                                                 -------------    -------------

TOTAL CURRENT LIABILITIES                                            290,000           260,000

Capital lease obligations, less current portion                      148,000           116,000
Commitments and Contingencies, Note E

STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -
issued and outstanding - 8,400 shares                                  1,000             1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
issued and outstanding - 300 shares                                        -                 -

Common Stock, $0.01 par value - authorized 50,000,000 shares, issued and outstanding - 24,275,166 shares (December 2006)
and 24,171,467 shares(September 2006)                                244,000           243,000

Additional paid in capital                                        33,678,000        33,618,000

Accumulated deficit                                              (33,233,000)      (33,013,000)

Accumulated other comprehensive income                                35,000             2,000

Deferred stock compensation                                                -           (23,000)
                                                                 -------------    -------------

TOTAL STOCKHOLDERS' EQUITY                                           725,000           828,000
                                                                 -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         1,163,000         1,204,000
                                                                 =============    =============

                      STATEMENTS OF OPERATIONS (UNAUDITED)
                                 COMPUMED, INC.
<CAPTION
                                                        Three Months Ended December 31,
                                                            2006              2005
                                                       --------------    --------------

REVENUE FROM OPERATIONS
ECG services                                                 418,000           433,000
ECG product and supplies sales                                17,000            61,000
OsteoGram (R) sales and services                             104,000           157,000
                                                       --------------    --------------
                                                             539,000           651,000

COSTS AND EXPENSES
Costs of ECG services                                        137,000           144,000
Cost of goods sold-ECG                                        11,000            42,000
Cost of goods sold - OsteoGram (R)                                 -             3,000
Selling expenses                                             127,000           105,000
Research & development                                        76,000            98,000
General and administrative expenses                          370,000           307,000
Stock based compensation                                      38,000                 -
Depreciation and amortization                                 19,000            18,000
                                                       --------------    --------------
                                                             778,000           717,000
                                                       --------------    --------------

OPERATING LOSS                                              (239,000)          (66,000)

Interest Income and dividends                                 13,000            30,000
Other miscellaneous income                                    12,000                 -
Realized gain on marketable securities                             -                 -
Interest expense                                              (6,000)           (5,000)
                                                       --------------    --------------

NET LOSS                                                    (220,000)          (41,000)
                                                       ==============    ===============

NET LOSS PER SHARE (Basic and diluted)                         (0.01)            (0.00)

Weighted average number of common
shares outstanding                                        24,197,790        23,095,602


                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 COMPUMED, INC.
<CAPTION
                                                       Three Months Ending December 31,
                                                            2006              2005
                                                       --------------    --------------

OPERATING ACTIVITIES:
Net loss                                                    (220,000)          (41,000)
Net adjustments to reconcile net loss to net cash
used in operating activities:
Realized gain on marketable securities                       (12,000)                -
Amortization of stock based compensation                      54,000             1,000
Depreciation and amortization                                 19,000            18,000
Decrease/(Increase) in accounts receivable                   (73,000)         (159,000)
Decrease/(Increase) in inventory and prepaid expenses         (6,000)           (3,000)
Decrease in accounts payable and other liabilities            36,000            29,000
                                                       --------------    --------------
NET CASH USED IN OPERATING ACTIVITIES                       (202,000)         (155,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from selling of marketable securities                73,000                 -
Investments in purchase of  marketable securities            (12,000)          (76,000)
Purchase of other asset                                            -           (12,000)
Purchase of property, plant and equipment                     (4,000)                -
                                                       --------------    --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           57,000           (88,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option                             -             4,000
Net offering of the investment agreement
with Dutchess Private Equities Fund                           28,000           111,000
Payments on capital lease obligations                        (13,000)           (8,000)
                                                       --------------    --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     15,000           107,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS        (130,000)         (136,000)

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD              193,000           281,000
                                                       ==============    ==============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    63,000           145,000
                                                       ==============    ==============
SUPPLEMENTAL DISCLOSURES:
Interest paid                                                  6,000            (5,000)
Disposal of fixed assets                                       2,000                 -
Equipment acquired under capital lease                        58,000                 -


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 COMPUMED, INC.

NOTE A - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the financial statements for the year ended September 30, 2006 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

The balance sheet at September 30, 2006 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company generated negative cash flows from operations and had net losses aggregating $261,000 in the quarters ended December 31, 2006 and 2005. The Company's business strategy includes an increase in OsteoGram (R) sales through domestic and international marketing and distribution efforts. The Company intends to finance this business strategy by using its current working capital resources and cash flows from existing operations. There can be no assurance that the OsteoGram (R) sales will be sufficient to offset related expenses.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to generate profits and reduce its operating losses and negative cash flows. No assurance can be given that the Company will be able to accomplish these objectives. The Company uses existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company had raised these funds in 1997 through 2006 through stock issuances and proceeds from the exercise of certain stock options and warrants. Currently, the Company raises fund through the Investment Agreement with Dutchess Private Equities Fund, however the Investment Agreement expires in March 2007.

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


STOCK-BASED COMPENSATION
------------------------

Prior to October 1, 2006, the Company accounted for employee stock option grants in accordance with APB No. 25, and adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition.

Effective October 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three-month period ended December 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period.

As a result of adopting SFAS No. 123R on October 1, 2006, the Company's net loss before taxes for the three-month period ended December 31, 2006, was $220,000, $38,000 higher than had the Company continued with stock based compensation under APB No. 25, and adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure.

Basic and diluted net loss per share for the three-month period ended December 31, 2006 would have not changed had the Company not adopted SFAS 123R. The adoption of SFAS No. 123R had no impact on cash flows from operations and financing.

The  following  table illustrates the effect on net income (loss) and net income
(loss) per share had the Company applied the fair value recognition provisions of SFAS No. 123 to account for the Company's employee stock options for the three-month period ended December 31, 2005. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards.



                                                                 Three Months
                                                                     Ended
                                                              December 31, 2005
                                                              -----------------
Net loss, as reported                                         $         (41,000)
Add: Stock-based employee compensation expense
included in reported net income                                               -
Deduct: Total stock-based employee compensation
expense determined under fair value method                    $         (26,000)
                                                              ------------------
Proforma net loss                                             $         (67,000)
                                                              ==================
Basic net loss per share:
     As reported                                              $           (0.00)
                                                              ==================
     Pro forma                                                $           (0.00)
                                                              ==================
Diluted net loss per share:
     As reported                                              $           (0.00)
                                                              ==================
     Pro forma                                                $           (0.00)
                                                              ==================



Note that the above pro forma disclosure was not presented for the three-month period ended December 31, 2006 because stock-based employee compensation expense is included in the condensed consolidated statements of operations using the fair value recognition method under SFAS No. 123R for this period.

The fair value of the options granted during the three months ended December 31, 2006 and 2005 have been estimated at $5,000 and $129,000, at the date of grant, respectively, and are based on the following assumptions on the date of grant using the Black-Scholes valuation model.

The expected stock volatility rates are based on the historical stock volatility of our common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding to the expected life of the option. We have opted to use the simplified method as allowed by Staff Accounting Bulletin SAB 107 for estimating our expected term to arrive at a term in between the vesting period and the contractual term.


                                          Three Months ended    Three Months ended
                                          December 31, 2006     December 31, 2005
                                          ------------------    ------------------
Risk free interest rate                                4.69%                 4.47%
Stock volatility factor                                  28%                   37%
Weighted average expected option life                5 years               5 years
Expected dividend yield                                 None                  None



A summary of the stock options activity and related information for the three months ended December 31 follows:

                                                      2006                            2005
                                            -------------------------     -------------------------
                                                            Weighted-                     Weighted-
                                                            Average                       Average
                                                            Exercise                      Exercise
                                              Shares        Price           Shares        Price
                                            -----------     ---------     -----------     ---------
Options outstanding, beginning of period     6,754,828          0.29       6,571,934          0.25
Options exercised                                    -             -         (40,000)         0.10
Options granted                                 50,000          0.27         360,000          0.64
Options forfeited/canceled                     (63,751)         0.67               -             -
                                            -----------     ---------     -----------     ---------
                                             6,741,077          0.29       6,891,934          0.27
                                            ===========     =========     ===========     =========
Options exercisable, end of period           4,496,078          0.27       4,491,944          0.26
                                            ===========     =========     ===========     =========





















The following summarizes information concerning stock options outstanding at December 31, 2006:


                                                             Weighted                        Weighted
                                             Weighted        Average                         Average
                                             Average         Exercise                        Exercise
                                             Remaining       Price                           Price
                             Shares          Contractual     of  Shares      Shares          of  Shares
Range of Exercise Prices     Outstanding     Life            Outstanding     Exercisable     Exercisable
------------------------     -----------     -----------     -----------     -----------     -----------
   $0.000000 - $0.425000       5,559,642            7.31           $0.21       3,541,309           $0.16
   $0.425100 - $0.850000       1,171,435            4.24           $0.66         944,769           $0.67
   $0.850100 - $1.275000          10,000            3.33           $0.95          10,000           $0.95
------------------------     -----------     -----------     -----------     -----------     -----------
                               6,741,077            6.77           $0.29       4,496,078           $0.27
                             ===========     ===========     ===========     ===========     ===========

PER SHARE DATA
--------------

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

NOTE B - OTHER AGREEMENTS

On February 25, 2004, the Company entered into a three-year Investment Agreement with Dutchess Private Equities Fund. That agreement provides that, following notice to Dutchess, the Company may sell to Dutchess up to $5 million in shares of the Company's Common Stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of the Company's Common Stock during the five day period following that notice. The number of shares that the Company is permitted to sell pursuant to the Investment Agreement is either: (A) two hundred percent of the average daily volume of the Company's Common Stock for the ten trading days prior to the applicable sale notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day the Company issues the notice, or
(B) $25,000; provided that in no event will the sale be more than $1,000,000 with respect to any single sale.

Dutchess' obligation to purchase the Company's Common Stock is contingent upon certain closing conditions. Such conditions relate to the Investment Agreement and include: (i) that the Company's representations and warranties are true and correct as of the funding date, (ii) that the Company has performed all of its covenants, agreements and conditions required to be performed by it, (iii) that trading of the Company's Common Stock has not been suspended, (iv) that no statute, rule, regulation, executive order, decree, ruling or injunction is in force against the transactions contemplated in the Investment Agreement, (v) that no pending or threatened litigation exists, and (vi) that the SEC has declared effective a registration statement covering the shares to be purchased by Dutchess.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

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

OVERVIEW
--------

Our traditional core business is providing remote ECG or electrocardiogram interpretation services to medical facilities that may not have access either to trained physicians that can interpret ECG results or to self-interpreting ECG equipment. Our customers are typically correctional facilities, ambulatory surgery centers, occupational health clinics and physician offices. Data is sent over telephones or the Internet to our state-of-the-art analysis center for interpretation.

Although self-interpreting ECG equipment is widely available, many of our customers like the optional feature of automatically sending their ECG results to one of our cardiologists for an overread when the results are abnormal. This 24/7 overread feature is a key advantage that enables us to market our services in segments of the market where physicians may not be available on a routine basis.

Our ECG workflow and analytics capability are scalable, and we believe we can readily add other measurement metrics to our cardiology service offering. The growth of diagnostic imaging coupled with an increasing shortage of clinicians to interpret images presents us with an opportunity to leverage our ECG platform. Our servers can accommodate ECGs plus a wide range of other diagnostic images that can be layered on top of our existing systems.

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

Osteoporosis is a "silent disease" that costs the U.S. healthcare system over $17 billion annually contrasted to the $6 billion spent annually on breast cancer. Fifty percent of all women will suffer an osteoporosis-related fracture in their lifetime, and Medicare is currently scrutinizing methods to lower the costs of fighting this largely preventable disease through point-of-care testing of "at risk" patients through an initiative named HEDIS. Contrasting Medicare's stated desire to test more at risk patients, Medicare is slated to significantly lower reimbursement for DXA technology, our competition in bone mineral density testing. Approved reimbursements for the OsteoGram remain unchanged. We believe clinicians will seek more cost-effective means of testing over the next few years. Since our technology uses existing x-ray equipment, we expect to see robust opportunities for growth through workstation consolidation.

We originally marketed the OsteoGram(R) as a film-based product that utilized a standard hand x-ray film that is digitized on a desktop scanner. The image was then analyzed on a personal computer by means of the patented OsteoGram(R) software. In June of 2004, we began marketing a DICOM or Digital Imaging and Communications in Medicine version of the OsteoGram(R) software. The DICOM OsteoGram(R) was developed to take advantage of the growing market for digital, or filmless, x-ray equipment. DICOM is the information standard that allows digital imaging equipment to interconnect, enabling clinicians to readily move, archive and retrieve images and diagnostic information over networks. By residing on the workstations of these advanced digital systems, the OsteoGram(R) software can automatically capture and analyze images directly from either the x-ray equipment or the network. We license our DICOM OsteoGram(R) software to manufacturers of digital x-ray and network equipment, such as Kodak, Fuji and Swissray International, to place at the point-of-sale.

We believe significant new market demand is coming from digital mammography providers interested in adding the OsteoGram as a value-added enhancement, and we are accelerating plans to work with them to integrate our product into their market leading mammography platforms. This is truly a "no-brainer" since the public health problem of osteoporosis centers around the fact that most women wait to get tested until it is too late. However, women tend to reliably schedule an annual mammogram. We believe combining the two tests on the same machine is an obvious win-win for women's health. Additionally, we believe that integrating the OsteoGram into mammography platforms could provide imaging centers with additional revenue to help offset shrinking mammogram reimbursements.

We view the OsteoGram as a foundation for a teleradiology platform. Coupled with our existing ECG platform and the Internet, we have the underpinning for a service business that provides remote analysis and overreads with a recurring revenue model. Similar to our ECG business, the OsteoGram is amenable to an application service provider, or ASP model in which we analyze images remotely on a "per click" basis. Expanding the underlying OsteoGram technology to additional tests, such as following the progression of arthritic disease, affords us a means to further automate existing, tedious procedures and free up busy clinicians for more important tasks.

Throughout our first fiscal quarter we invested heavily in our OsteoGram business in anticipation of accelerated growth. Our effort was validated primarily by the fact that many of the market leaders in the digital X-Ray equipment business have adopted our technology as a value-added offering. Our network of digital equipment partners, which now includes Kodak China, OREX, Swissray International and FujiMed USA, is a critical asset that we have built over the past two years. Although the cost and time of integrating our product with these partners has been significant, we now have a platform for growth in the domestic and international arenas. At the same time, we have also created a growth plan that we expect to energize and expand our existing ECG business.

Our research and development team devoted the majority of their time in completing the project to integrate our OsteoGram software application into a new digital x-ray platform from Kodak Electronics Products Shanghai, Co., LTD. This was a significant event for us, since the integration project required us to break our software into modules that would fit seamlessly into the Kodak operating system. The resulting modularized OsteoGram system is now amenable to a wider range of platforms and radiology networks.

Sales progress, particularly from leveraging our new OEM channels, is gaining momentum with the addition of our new sales director. In addition, we are now receiving reorders from our OsteoGram licensing partners, and expect this trend to accelerate in the future. We are planning to expand our relationships with select licensing partners that share our image of the future.

OsteoGram(R)-enhanced Fuji CR mammography systems were showcased at the 92nd Scientific Assembly and Annual Meeting of the Radiological Society of North America in Chicago held November 26-30. In addition, the OsteoGram(R) was featured in the exhibits of Swissray International and the Kodak Health Group, division of the Eastman Kodak Company.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2006 COMPARED TO THE
-----------------------------------------------------------------------------
QUARTER ENDED DECEMBER 2005.
----------------------------

ECG services revenue consists of ECG processing, equipment rental, overread and maintenance, during the first quarter of fiscal 2007, decreased by 3.5% to $418,000 from $433,000 in the first quarter of fiscal 2006, due to the contract expirations of two correctional healthcare providers.

ECG product and supplies sales revenue for the first quarter of fiscal 2007 decreased by 72.1% to $17,000 from $61,000 in the first quarter of fiscal 2006, due to one-time sale of ECG terminals to Tennessee Department of Corrections in fiscal 2006.

OsteoGram (R) revenue for the first quarter of fiscal 2007 decreased by 33.8% to $104,000 from $157,000 in the first quarter of fiscal 2006, due to an initial contractual order from one of our OEM partners in fiscal 2006.

Costs of services of ECG for the first quarter of fiscal 2007 decreased by 4.9% to $137,000 from $144,000 in the first quarter of fiscal 2006, due to decreased staffing in the ECG processing department.

Cost of goods sold of ECG for the first quarter of fiscal 2007 decreased by 73.8% to $11,000 from $42,000 in the first quarter of fiscal 2006, in proportion with the decrease in product sales mentioned above.

Cost of goods sold for OsteoGram(R) for the first quarter of fiscal 2007 decreased by 100% to none from $3,000 in the first quarter of fiscal 2006, due to decreased purchase of security keys.

Selling expenses for the first quarter of fiscal 2007 increased by 21.0% to $127,000 from $105,000 in the first quarter of fiscal 2006, due to the hiring of the Director of Sales for the OsteoGram business.

General and administrative expenses for the first quarter of fiscal 2007 increased by 20.5% to $370,000 from $307,000 in the first quarter of fiscal 2006, due to a $64,000 increase in consulting services and $36,000 in corporate taxation expenses.

Research and development costs for the first quarter of fiscal 2007 decreased by 22.4% to $76,000 from $98,000 in the first quarter of fiscal 2006, due to the resignation of the Vice President of Engineering in early fiscal 2006.

Due to the effect of expensing employee stock options under SFAS123R, during the first quarter of fiscal 2007, the stock-based compensation was $38,000 compared to none in fiscal 2006.

Interest income and dividends for the first quarter of fiscal 2007 decreased by 56.7% to $13,000 from $30,000 in the first quarter of fiscal 2006, due to decreased investments in marketable securities.

Interest expense for the first quarter of fiscal 2007 increased by 20.0% to $6,000 from $5,000, due to increased financing of ECG equipment.

Net loss for the first quarter of fiscal 2007 increased by 436.6% to $220,000 from $41,000 in the first quarter of fiscal 2006, mainly due to increased expenses related to General and Administrative and the expensing of employee stock options under SFAS123R.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

At December 31, 2006, we had $432,000 in cash and marketable securities, as compared to a balance of $578,000 at September 30, 2006, a net decrease of $146,000 due to cash used in operating activities..

The purchase of property, plant, and equipment paid in cash during the first quarter of 2007 was $4,000 and none for the same period in fiscal 2006.

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


CAPITAL COMMITMENTS

Our primary capital resource commitments at December 31, 2006 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals and for our corporate office facility. We lease our corporate offices at a monthly rental of $12,176 which expires August 31, 2007.

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

FINANCING ACTIVITIES

On February 25, 2004, we entered into a three-year Investment Agreement with Dutchess Private Equities Fund. That agreement provides that, following notice to Dutchess, we may sell to Dutchess up to $5 million in shares of our Common Stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of our Common Stock during the five day period following that notice. The number of shares that we are permitted to sell pursuant to the Investment Agreement is either: (A) two hundred percent of the average daily volume of our Common Stock for the ten trading days prior to the applicable sale notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day we issue the notice, or (B) $25,000; provided that in no event will the sale be more than $1,000,000 with respect to any single sale.

Dutchess' obligation to purchase our Common Stock is contingent upon certain closing conditions. Such conditions relate to the Investment Agreement and include: (i) that our representations and warranties are true and correct as of the funding date, (ii) that we have performed all of our covenants, agreements and conditions required to be performed by us, (iii) that trading of our Common Stock has not been suspended, (iv) that no statute, rule, regulation, executive order, decree, ruling or injunction is in force against the transactions contemplated in the Investment Agreement, (v) that no pending or threatened litigation exists, and (vi) that the Securities and Exchange Commission has declared effective a registration statement covering the shares to be purchased by Dutchess.

During the three months ended December 31, 2006, we sold 88,400 shares of Common Stock to Dutchess Private Equities Fund at an average of $0.33 per share. The gross proceeds were $28,000.

PLAN OF OPERATIONS
------------------

Our business strategy includes an increase in OsteoGram(R) revenue through sales to manufactures of digital x-ray equipment and through sales via domestic and international distributors. We intend to finance this business strategy by using our current working capital resources and cash flows from existing operations, including the ECG and OsteoGram(R) businesses. There can be no assurance that the ECG and OsteoGram(R) sales will be sufficient to offset related expenses. We anticipate that our cash flow from operations, available cash, and marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, in certain circumstances we may need to raise additional capital in the future, which might not be available on reasonable terms or at all. If we raise additional capital, we may utilize a portion of the funding available through the Investment Agreement with Dutchess Private Equities Fund until March 31, 2007 or seek alternative financial instruments. Failure to raise capital when needed could adversely impact our business, operating results, and liquidity. If additional funds are raised through the issuance of equity or convertible securities, the percentage of ownership of existing stockholders will be reduced. Furthermore, some equity and convertible securities might have rights, preferences or privileges senior to our Common Stock. Our Common Stock is currently traded on the over-the-counter bulletin board, which makes it more difficult to raise funds through the issuance of equity or convertible securities because our Common Stock is thinly traded and those who wish to sell shares of our Common Stock may have difficulty locating buyers. Additional sources of financing may not be available on acceptable terms, if at all.

We intend to pursue additional research and/or sub-contractor agreements relating to our development projects. Additionally, we may seek partners and acquisition candidates of businesses that are complementary to our own. Such investments would be subject to our obtaining financing through issuance of debt or other securities. Acquisitions could be dilutive to stockholders.

MATERIAL TRENDS AND UNCERTAINITIES
----------------------------------

The rate of progress in commercializing the DICOM (digital) OsteoGram accelerated at the end of the first quarter of fiscal 2006, mainly due to an order from Orex Computed Radiography. We expect this trend to pick-up as additional OEM partners launch their field sales efforts.

We have partially relied on an Investment Agreement with Dutchess Private Equities Fund to raise capital. The Investment Agreement terminates in March 2007. At that time, we may need to seek other methods of raising capital including issuing equity or debt. If we cannot raise sufficient capital to meet our obligations timely, we may have to curtail operations. Management believes we will be able to either renew the Investment Agreement with Dutchess on the same or similar terms or locate other means of raising capital sufficient to meet our obligations and invest in the Company's future.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during our first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended December 31, 2006, we sold 88,400 shares of Common Stock to Dutchess Private Equities Fund, an accredited investor, at an average of $0.33 per share. The gross proceeds were $28,000.

All sales were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated hereunder. All proceeds received were added to our working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

NUMBER DESCRIPTION OF EXHIBIT
-----------------------------

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

10.3 Form of Stock Option Agreement (included as Exhibit 10.5 to the Form 10-QSB filed August 14, 2002, and incorporated herein by reference).

10.4 Employment Agreement between the Company and John McLaughlin, dated November 2, 2002 (included as Exhibit 10.6 to the Form 10-QSB filed February 14, 2003, and incorporated herein by reference).

10.5 2003 Stock Incentive Plan (included as Exhibit 99.2 to the Form S-8 filed June 2, 2003 and incorporated herein by reference).

10.6 Investment Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 25, 2004 (included as Exhibit 10.9 to the Form SB-2 filed February 27, 2004, and incorporated herein by reference).

10.7 Registration Rights Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 25, 2004 (included as Exhibit 10.10 to the Form SB-2 filed February 27, 2004, and incorporated herein by reference).

10.8 Placement Agent Agreement between the Company, Charleston Capital Securities, and Dutchess Private Equities Fund, L.P., dated February 25, 2004 (included as Exhibit 10.11 to the Form SB-2 filed February 27, 2004, and incorporated herein by reference).

10.9 Amendment to Commercial Office Lease between the Company and L.A.T. Investment Corporation, dated July 13, 2004 (included as Exhibit 10.6 to the Form 10-KSB filed December 29, 2004, and incorporated herein by reference).

10.10 Amendment to Employment Agreement between the Company and John McLaughlin (included as Exhibit 10.5 to the Form 10-KSB filed December 29, 2004, and incorporated herein by reference).

10.11 Amended and Restated 2003 Stock Incentive Plan (included as Exhibit 10.1 to the Form S-8 filed April 13, 2005, and incorporated herein by reference).

10.12 Amendment to Commercial Office Lease between the Company and L.A.T. Investment Corporation, dated August 12, 2005 (included as Exhibit 10.6 to theForm 10-KSB filed December 27, 2005, and incorporated herein by reference).

10.13 2006 Stock Incentive Plan (included as Exhibit 10.1 to the Form S-8 filed August 23, 2006, and incorporated herein by reference).

10.14 Third Amendment to Commercial Office Lease between the Company and L.A.T. Investment Corporation, dated August 10, 2006 (included as Exhibit 10.14 to the Form 10-KSB filed December 29, 2006, and incorporated herein by reference).

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

                                 COMPUMED, INC.


Date  February  14,  2007     By:  /s/  John  G.  McLaughlin
                                   -------------------------
                                   John  G.  McLaughlin
                                   President  and  Chief  Executive  Officer

Date  February  14,  2007     By:  /s/  Phuong  Dang
                                   -----------------
                                   Phuong  Dang
                                   Secretary,  Controller
                                   and  Principal  Financial  Officer

EXHIBIT 31.1

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John G. McLaughlin, certify that:

1.   I have  reviewed  this  quarterly  report  of  CompuMed,  Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date:  February  14,  2007     /s/  JOHN  G.  MCLAUGHLIN
                               -------------------------
                               JOHN  G.  MCLAUGHLIN
                               PRESIDENT  AND  CHIEF  EXECUTIVE  OFFICER


EXHIBIT 31.2

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Phuong Dang, certify that:

1.   I have  reviewed  this  quarterly  report  of  CompuMed,  Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date:  February  14,  2007  /s/  PHUONG  DANG
                            -----------------
                            PHUONG  DANG
                            SECRETARY,  CONTROLLER
                            and  PRINCIPAL  FINANCIAL  OFFICER






Exhibit 32.1

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant  to  section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of CompuMed, Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

The quarterly report for the quarter ended December 31, 2006 (the "Form 10-QSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/  John  G.  McLaughlin
-------------------------
John  G.  McLaughlin
President  and  Chief  Executive  Officer
February  14,  2007

/s/  Phuong  Dang
-----------------
Phuong  Dang
Secretary,  Controller
and  Principal  Financial  Officer
February  14,  2007



END OF FILING