Form 10QSB
period 2007-03-31
COMPUMED INC
filed 2007-05-15
CIK 700998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of April 30, 2007, we had 24,623,041 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

COMPUMED, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

COMPUMED, INC.

BALANCE SHEETS

	March 31,	September 30,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	2,007,000	193,000
Marketable securities, at fair market value	274,000	385,000
Accounts receivable, less allowance of $28,000 (March 2007) and $26,000 (September 2006)	327,000	246,000
Other receivables	6,000	7,000
Inventory	17,000	22,000
Prepaid expenses and other current assets	21,000	16,000
TOTAL CURRENT ASSETS	2,652,000	869,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,192,000	1,189,000
Furniture, fixtures and leasehold improvements	76,000	76,000
Equipment under capital leases	278,000	221,000
	1,546,000	1,486,000
Accumulated depreciation and amortization	(1,317,000)	(1,278,000)
TOTAL PROPERTY AND EQUIPMENT	229,000	208,000

OTHER ASSETS
Patents, net of accumulated amortization of $8,000 (March 2007) and $7,000 (September 2006)	114,000	114,000
Other assets	13,000	13,000
TOTAL OTHER ASSETS	127,000	127,000
TOTAL ASSETS	3,008,000	1,204,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	115,000	64,000
Accrued liabilities	145,000	151,000
Current portion of capital lease obligations	60,000	45,000
TOTAL CURRENT LIABILITIES	320,000	260,000

Capital lease obligations, less current portion	133,000	116,000
Commitments and Contingencies, Note E

STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting - issued and outstanding - 8,400 shares	1,000	1,000
Preferred Stock- Class B $3.50 cumulative convertible voting - issued and outstanding - 300 shares	-	-
Preferred Stock- Class D 2% convertible - issued and outstanding - 4,167 shares	-	-
Common Stock, $0.01 par value - authorized 50,000,000 shares, issued and outstanding - 24,623,054 shares (March 2007) and 24,171,467 shares (September 2006)	247,000	243,000
Additional paid in capital	35,667,000	33,618,000
Accumulated deficit	(33,340,000)	(33,013,000)
Accumulated other comprehensive income	(20,000)	2,000
Deferred stock compensation	-	(23,000)
TOTAL STOCKHOLDERS' EQUITY	2,555,000	828,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	3,008,000	1,204,000

COMPUMED, INC.

STATEMENT OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,

	2007	2006	2007	2006
REVENUE FROM OPERATIONS
ECG services	471,000	427,000	889,000	860,000
ECG product and supplies sales	26,000	42,000	43,000	103,000
OsteoGram (R) sales and services	77,000	76,000	181,000	233,000
	574,000	545,000	1,113,000	1,196,000
COSTS AND EXPENSES
Costs of ECG services	148,000	146,000	285,000	290,000
Cost of goods sold-ECG	16,000	33,000	27,000	75,000
Cost of goods sold - OsteoGram (R)	-	-	-	3,000
Selling expenses	117,000	118,000	244,000	223,000
Research & development	88,000	69,000	164,000	167,000
General and administrative expenses	268,000	262,000	638,000	569,000
Stock based compensation	34,000	-	72,000	-
Depreciation and amortization	22,000	17,000	41,000	35,000
	693,000	645,000	1,471,000	1,362,000
OPERATING LOSS	(119,000)	(100,000)	(358,000)	(166,000)

Interest Income and dividends	7,000	4,000	20,000	34,000
Other miscellaneous income	12,000	-	-	-
Realized gain on marketable securities	-	-	24,000	-
Interest expense	(7,000)	(5,000)	(13,000)	(10,000)
NET LOSS	(107,000)	(101,000)	(327,000)	(142,000)
NET LOSS PER SHARE (Basic and diluted)	(0.00)	(0.00)	(0.01)	(0.01)
Weighted average number of common shares outstanding	24,527,093	23,531,022	24,359,311	23,239,778

COMPUMED, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended March 31,

	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	(327,000)	(142,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on marketable securities	(23,000)	-
Amortization of stock based stock compensation	90,000	3,000
Depreciation and amortization	41,000	35,000
(Increase)/Decrease in accounts receivable	(80,000)	(122,000)
(Increase)/Decrease in inventory and prepaid expenses	-	6,000
Increase/(Decrease) in accounts payable and other liabilities	45,000	13,000
NET CASH USED IN OPERATING ACTIVITIES	(254,000)	(207,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from selling of marketable securities	252,000	-
Investments in purchase of marketable securities	(140,000)	(104,000)
Purchase of other asset	-	(33,000)
Purchase of property, plant and equipment	(5,000)	(1,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	107,000	(138,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option	-	148,000
Net offering of the investment agreement with Dutchess Private Equities Fund	114,000	252,000
Net offering of the private placement of Boston Avenue Capital	1,873,000	-
Payments on capital lease obligations	(26,000)	(15,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,961,000	385,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,814,000	40,000

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD	193,000	281,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	2,007,000	321,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	13,000	10,000
Disposal of fixed assets	2,000	-
Equipment acquired under capital lease	57,000	-

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
COMPUMED, INC.

NOTE A - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the financial statements for the year ended September 30, 2006 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

The balance sheet at September 30, 2006 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The Company generated negative cash flows from operations and had net losses aggregating $469,000 in the six months ended March 31, 2007 and 2006. The Company's business strategy includes an increase in OsteoGram (R) sales through domestic and international marketing and distribution efforts. The Company intends to finance this business strategy by using its current working capital resources and cash flows from existing operations. There can be no assurance that the OsteoGram (R) sales will be sufficient to offset related expenses.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to generate profits and reduce its operating losses and negative cash flows. No assurance can be given that the Company will be able to accomplish these objectives. The Company uses existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company had raised these funds in 1997 through 2006 through stock issuances and proceeds from the exercise of certain stock options and warrants. The Company also raised fund through the Investment Agreement with Dutchess Private Equities Fund, however the Investment Agreement expired March 25, 2007.

On March 14, 2007, the Company closed a private placement of its securities to an institutional investor pursuant to the Securities Purchase Agreement.  The Company sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of the Company’s Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share.  Pursuant to the Agreement, the Company issued all 4,167 shares of the authorized Class D Preferred Stock.   Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of the Company’s common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of the Company’s common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of the Company’s common stock and may be lawfully paid in cash, the dividends will be paid in cash.  In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of the Company’s assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of the Company’s common stock or upon any other series of the Company’s Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of the Company’s assets will be deemed a liquidation event unless no assets are distributed in respect of any class of the Company’s capital stock in connection with, or as a result of, such merger or consolidation. The Class D Preferred Stock has the same voting rights as the Company’s common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for vote allowed a share of the Company’s common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of the Company’s common stock.

Management believes the Company will be able to generate sufficient revenue, reduce operating expenses or obtain sources of financing in order to fund ongoing operations at least for the next twelve months. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classifications of liabilities that may result from the outcome of this uncertainty.

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

As a result of adopting SFAS No. 123R on October 1, 2006, the Company's net loss before taxes for the six-month period ended March 31, 2007, was $327,000, $72,000 higher than had the Company continued with stock based compensation under APB No. 25, and adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure.

The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company applied the fair value recognition provisions of SFAS No. 123 to account for the Company's employee stock options for the six-month period ended March 31, 2006. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards.

	Three Months Ended	Six Months Ended
	March 31, 2006	March 31, 2006
Net loss, as reported	(101,000)	(142,000)
Add: Stock-based employee compensation expense included in report net income	2,000	3,000
Deduct: Total stock-based employee compensation expense determined under fair value method	(27,000)	(63,000)
Pro forma net loss	(126,000)	(202,000)
Basic net loss per share:
As reported	0.00	(0.01)
Pro forma	(0.01)	(0.01)
Diluted net loss per share:
As reported	0.00	(0.01)
Pro forma	(0.01)	(0.01)

Note that the above pro forma disclosure was not presented for the six-month period ended March 31, 2007 because stock-based employee compensation expense is included in the condensed consolidated statements of operations using the fair value recognition method under SFAS No. 123R for this period.

The Company did not grant any options during the three months ended March 31, 2007 and 2006. During the six months ended March 31, 2007 and 2006, the fair value of the options have been estimated at $5,000 and $129,000, at the date of grant, respectively, and are based on the following assumptions on the date of grant using the Black-Scholes valuation model.

The expected stock volatility rates are based on the historical stock volatility of the Company’s common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding to the expected life of the option. The Company has opted to use the simplified method as allowed by Staff Accounting Bulletin SAB 107 for estimating our expected term to arrive at a term in between the vesting period and the contractual term.

	Six Months Ended March 31, 2007	Six Months Ended March 31, 2006
Risk free interest rate	4.69%	4.47%
Stock volatility factor	28%	37%
Weighted average expected option life	5 years	10 years
Expected dividend yield	None	None

A summary of the stock options activity and related information for the three months ended March 31 follows:

	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	6,754,828	0.29	6,571,934	0.25
Options exercised	-	-	(777,105)	0.19
Options granted	50,000	0.27	360,000	0.64
Options forfeited/canceled	(204,019)	0.62	(466,666)	0.27
	6,600,809	0.29	5,688,163	0.28
Options exercisable, end of period	4,389,143	0.27	3,754,839	0.28

The following summarizes information concerning stock options outstanding at March 31, 2007

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
		Remaining	Price		Price
	Shares	Contractual	of Shares	Shares	of Shares
Range of Exercise Prices	Outstanding	Life	Outstanding	Exercisable	Exercisable
$0.0000 - $0.4250	5,531,309	7.10	$0.21	3,536,309	$0.16
$0.4251 - $0.8500	1,059,500	4.42	$0.66	842,834	$0.66
$0.8501 - $1.2750	10,000	3.09	$0.95	10,000	$0.95
	6,600,809	6.66	$0.29	4,389,143	$0.26

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

NOTE B - OTHER AGREEMENTS

On February 25, 2004, the Company entered into a three year Investment Agreement with Dutchess Private Equities Fund, which expired March 25, 2007. That agreement provided that, following notice to Dutchess, the Company may sell to Dutchess up to $5 million in shares of the Company's common stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of the Company's common stock during the five day period following that notice. The number of shares that the Company is permitted to sell pursuant to the Investment Agreement is either: (A) two hundred percent of the average daily volume of the Company's common stock for the ten trading days prior to the applicable sale notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day the Company issues the notice, or (B) $25,000; provided that in no event will the sale be more than $1,000,000 with respect to any single sale.

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

On March 14, 2007, the Company closed a private placement of its securities to an institutional investor pursuant to the Securities Purchase Agreement.  The Company sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of the Company’s Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share.  Pursuant to the Agreement, the Company issued all 4,167 shares of the authorized Class D Preferred Stock.   Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of the company’s common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of the Company’s common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of the Company’s common stock and may be lawfully paid in cash, the dividends will be paid in cash.  In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of the Company’s assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of the Company’s common stock or upon any other series of the Company’s Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of the Company’s assets will deemed a liquidation event unless no assets are distributed in respect of any class of the Company’s capital stock in connection with, or as a result of, such merger or consolidation. The Class D Preferred Stock has the same voting rights as the Company’s common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for vote allowed a share of the Company’s common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of the Company’s common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends," "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, product and service demand and acceptance, changes in technology, ability to raise capital, the availability of appropriate acquisition candidates and/or business partnerships, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, government regulation and other risks described in our annual report on Form 10-KSB and other reports as may be filed from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

OVERVIEW

Our traditional core business is providing remote ECG, or electrocardiogram, interpretation services to medical facilities that may not have access either to trained physicians that can interpret ECG results or to self-interpreting ECG equipment. Our customers are typically correctional facilities, ambulatory surgery centers, occupational health clinics and physician offices. Data is sent over telephone lines or the Internet to our state-of-the-art analysis center for interpretation.

Although self-interpreting ECG equipment is widely available, many of our customers like the optional feature of automatically sending their ECG results to one of our cardiologists for an overread when the results are abnormal and when emergencies arise. This 24/7 overread feature is a key advantage that enables us to market our services in segments of the market where physicians may not be available on a routine basis.

Our ECG workflow and analytics capability are scalable, and we believe we can readily add other measurement metrics to our cardiology service offering. The growth of diagnostic imaging coupled with an increasing shortage of clinicians to interpret images presents us with an opportunity to leverage our ECG platform. Our servers can accommodate ECGs plus a wide range of other diagnostic images that can be layered on top of our existing systems, including those from our OsteoGram® product.

We could lose customers who choose to receive services from a competitor or who purchase a self-interpretive machine and no longer need our ECG interpretations. If we were to lose existing customers, they may be difficult to replace, and that could have a material adverse impact on our operations and financial condition.

Our second line of business is the development and marketing of medical imaging software tools that automatically make accurate and precise measurements to diagnose bone disease. Our initial product, the OsteoGram®, is an automated system for the rapid screening, diagnosis and monitoring of osteoporosis, a disease that affects more than 200 million people worldwide. Our target markets for these products are hospitals, imaging centers and orthopedic office practices.

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

Contrasting Medicare's stated desire to test more at risk patients, the Centers for Medicare and Medicaid Services recently enacted significant cuts in the reimbursement for DXA, or dual energy X-ray absorptiometry, technology, our competition in bone mineral density testing. Approved reimbursements for the OsteoGram® remain unchanged. Over the next few years, DXA reimbursement is slated to be reduced to the current level of our OsteoGram® product. We believe clinicians will seek more cost-effective means of testing over the next few years. Since our technology uses existing x-ray equipment, we expect to see robust opportunities for growth through workstation consolidation.

We originally marketed the OsteoGram® as a film-based product that utilized a standard hand x-ray film digitized on a desktop scanner. The image was then analyzed on a personal computer by means of the patented OsteoGram® software. In June of 2004, we released the first version of the Digital Imaging and Communications in Medicine, or DICOM, version of the OsteoGram® software. The DICOM OsteoGram® was developed to take advantage of the growing market for digital, or filmless, x-ray equipment.  DICOM is the information standard that allows digital imaging equipment to interconnect, enabling clinicians to readily move, archive and retrieve images and diagnostic information over networks. By residing on the workstations of these advanced digital systems, the OsteoGram® software can automatically capture and analyze images directly from either the x-ray equipment or the network. We license our DICOM OsteoGram® software to manufacturers of digital x-ray and network equipment, such as Kodak’s Health Group, FujiFilm Medical USA and Swissray International, to place at the point-of-sale.

We believe significant new market demand is developing from digital mammography providers interested in adding the OsteoGram® as a value-added enhancement, and we are accelerating plans to align with a market-leading partner and integrate our product into their digital mammography platform or mammography management/networking software. Since the public health problem of osteoporosis centers around the fact that most women fail to be tested, we believe it makes perfect sense to seek testing venues at a convenient point-of-care. Women tend to reliably schedule an annual mammogram, and we believe combining the two tests on the same machine is an obvious win for women's health. We believe that integrating the OsteoGram® into mammography platforms could provide imaging centers with additional revenue to help offset shrinking reimbursement.

Ultimately we view the OsteoGram® as a foundation for a teleradiology platform. Coupled with our existing ECG platform and the Internet, we have the underpinning for a service business that provides remote analysis and overreads with a recurring revenue model.  Similar to our ECG business, the OsteoGram® is amenable to a service provider model in which we analyze images remotely on a "per click" basis. Expanding the underlying OsteoGram® technology to additional tests, such as following the progression of arthritic disease, affords us a means to further automate existing, tedious procedures and free up busy clinicians for more important tasks.

Throughout our second fiscal quarter we continued to invest heavily in our OsteoGram® business in anticipation of accelerated growth. Our effort is validated primarily by the fact that market leaders in the digital X-Ray equipment business have adopted our technology as a value-added offering. Our network of digital equipment partners, which now includes Kodak China, OREX, a division of the Kodak Health Group, Swissray International and FujiFilm Medical USA is a critical asset that we have built over the past several years. Although the cost and time of integrating our product with these partners has been significant, we now have a platform for growth in the domestic and international arenas. At the same time, we have also created a growth plan that we expect to energize and expand our existing ECG business.

Our development team spent the quarter working with Kodak China to further improve the user interface for the Kodak digital radiography (DR) product. In addition, our team has been researching the use of select areas of phalangeal trabecular bone, which greatly improves our correlation to DXA results. Trabecular bone is the inner bone tissue that grows more actively than the hard outside shell comprised mainly of cortical bone. Some clinicians believe trabecular bone mineral density, or BMD, is a better marker for early bone disease. Our underlying technology can distinguish between trabecular and cortical bone, which is a differentiating feature between the OsteoGram® and DXA.

Our new sales director is beginning to make a contribution, particularly from leveraging our original equipment manufacturer, or OEM, channels, and we expect him to gain momentum with both existing and new licensing partners. In his short tenure, he has explored market opportunities across a wide spectrum of segments, and one of our goals is to expand our relationships with select licensing partners that share our image of the future.

Cost-effective staffing has been a major concern, and our recent financing allowed us to seek additional programming talent and to bolster our workforce in the ECG lab, sales and administration departments. With record breaking ECG transmission revenues in January and March, we believe we are now better positioned to grow and support the new customers we are acquiring.

OsteoGram®-enhanced Fuji CR mammography systems were showcased at the annual meeting of the National Consortium of Breast Centers meeting held February 24-28, 2007 in Las Vegas. In addition, OsteoGram® systems were also shown at the annual meeting of the American Academy of Orthopaedic Surgeons held February 14-17, 2007 in San Diego.

RESULTS OF OPERATIONS FOR THE QUARTER AND THE SIX MONTHS ENDED MARCH 31, 2007 COMPARED TO THE SAME PERIOD OF FISCAL 2006.

ECG services revenue consists of ECG processing, equipment rental, overreads and maintenance, during the second quarter of fiscal 2007, increased by 10.3% to $471,000 from $427,000 during fiscal 2006, and during the six months ended March 31, 2007 increased by 3.4% to $889,000 from $860,000 in the six months ended March 31, 2006, due to an increased number of correctional facilities under contract.

ECG product and supplies sales revenue for the second quarter of fiscal 2007 decreased by 38.1% to $26,000 from $42,000 for the same period in fiscal 2006, and for the six months ended March 31, 2007, decreased by 58.3% to $43,000 from $103,000 of fiscal 2006, due to one-time sale of ECG terminals to Tennessee Department of Corrections in the first and second quarter of fiscal 2006.

OsteoGram (R) revenue for the second quarter of fiscal 2007 increased by 1.3% to $77,000 from $76,000 for the same period in fiscal 2006, and for the six months ended March 31, 2007 decreased by 22.3% to $181,000 from $233,000 of fiscal 2006, due to an initial contractual order from one of our OEM partners in fiscal 2006.

Costs of services of ECG for the second quarter of fiscal 2007 increased by 1.4% to $148,000 from $146,000 for the same period in fiscal 2006, due to increased demand in Overread services, and for the six months ended March 31, 2007 decreased by 1.7% to $285,000 from $290,000 of fiscal 2006, due decreased staffing in the ECG lab department.

Cost of goods sold of ECG for the second quarter of fiscal 2007 decreased by 51.5% to $16,000 from $33,000 for the same period in fiscal 2006, and for the six months ended March 31, 2007 decreased by 64.0 % to $27,000 from $75,000 of fiscal 2006, in proportion with the decrease in product sales mentioned above.

There were no cost of goods sold for OsteoGram(R) incurred in the second quarter of both fiscal years 2007 and 2006.  For the six months ended March 31, 2007, OsteoGram (R) cost of goods decreased by 100% to $0.00 from $3,000 of fiscal 2006, due to decreased purchase of security keys.

Selling expenses for the second quarter of fiscal 2007 slightly decreased by 0.8% to $117,000 from $118,000 in fiscal 2006, and for the six months ended March 31, 2007 increased by 9.4% to $244,000 from $223,000 of fiscal 2006 due to increased staffing in ECG and OsteoGram departments.

General and administrative expenses for the second quarter of fiscal 2007 increased by 2.3% to $268,000 from $262,000 in fiscal 2006, due to increases in consulting services, and for the six months ended March 31, 2007 increased by 12.1% to $638,000 from $569,000 in fiscal 2006, due to $90,000 increase in consulting services and $36,000 in corporate taxation expenses.

Research and development costs for the second quarter of fiscal 2007 increased by 27.5% to $88,000 from $69,000 in fiscal 2006, due to increased staffing, and for the six months ended March 31, 2007, decreased by 1.8% to $164,000 from $167,000 in fiscal 2006, due to a decrease in clinical trials.

Due to the effect of expensing employee stock options under SFAS123R starting in October 2007, during the second quarter of fiscal 2007, the stock-based compensation was $34,000 compared to none in fiscal 2006, and was $72,000 and none for the six months ended March 31, 2007 and 2006, respectively.

Interest income and dividend income for the second quarter of fiscal 2007 increased by 75.0% to $7,000 from $4,000 in fiscal 2006, and for the six months ended March 31, 2007 decreased by 41.2% to $20,000 from $34,000 in fiscal 2006, due to changes in marketable securities’ investments.

Interest expense for the second quarter of fiscal 2007 increased by 40.0% to $7,000 from $5,000, in fiscal 2006, and for the six months ended March 31, 2007, increased by 30.0% to $13,000 from $10,000 in fiscal 2006, due to increased financing of ECG equipment.

Net loss for the second quarter of fiscal 2007 increased by 5.9% to $107,000 from $101,000 in fiscal 2006, and for the six months ended March 31, 2007 increased by 130.3% to $327,000 from $142,000 in fiscal 2006, mainly due to increased expenses related to General and Administrative and the expensing of employee stock options under SFAS123R.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had $2,281,000 in cash and marketable securities, as compared to a balance of $578,000 at September 30, 2006, a net increase of $1,703,000 due to sales of the Preferred Stock and warrants through a Securities Purchase Agreement with Boston Avenue Capital, LLC.

The purchase of property, plant, and equipment paid in cash during the second quarter of 2007 was $4,000 and $1,000 for the same period in fiscal 2006.

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

We entered into a long-term agreement with John McLaughlin effective November 2, 2002 through September 30, 2004. This agreement provides a base salary of $150,000 per year and a bonus up to $150,000 based on performance factors including revenue, profit and accomplishment of certain key milestones. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of our common stock at an exercise price of $0.20 per share upon acceptance of the agreement. On September 24, 2004, the Board passed a resolution to extend this contract for an additional year to 2005. On September 9, 2005 the Board passed a resolution to continue Mr. McLaughlin at a monthly salary of $14,500 starting October 1, 2005.

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

FINANCING ACTIVITIES

On February 25, 2004, we entered into a three-year Investment Agreement with Dutchess Private Equities Fund, which expired March 25, 2007. That Agreement provided that, following notice to Dutchess, we could sell to Dutchess up to $5 million in shares of our common stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. The number of shares that we were permitted to sell pursuant to the Investment Agreement was either: (A) two hundred percent of the average daily volume of our common stock for the ten trading days prior to the applicable sale notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day we issue the notice, or (B) $25,000; provided that in no event will the sale be more than $1,000,000 with respect to any single sale.

Dutchess' obligation to purchase our common stock was contingent upon certain closing conditions. Such conditions relate to the Investment Agreement and include: (i) that our representations and warranties were true and correct as of the funding date, (ii) that we  performed all of our covenants, agreements and conditions required to be performed by us, (iii) that trading of our common stock has not been suspended, (iv) that no statute, rule, regulation, executive order, decree, ruling or injunction was in force against the transactions contemplated in the Investment Agreement, (v) that no pending or threatened litigation existed, and (vi) that the Securities and Exchange Commission has declared effective a registration statement covering the shares to be purchased by Dutchess.

During the second quarter of fiscal 2007, we sold 80,000 shares of our common stock to Dutchess Private Equities Fund at an average of $0.23 per share. The gross proceeds were $18,000. The aggregate number of shares sold to Dutchess Private Equities Fund from February 25, 2004 to March 25, 2007, pursuant to the Investment Agreement, was 4,126,198 shares at an average of $0.29 per share and the aggregate proceeds were $1,091,000.

On March 14, 2007, the Company closed a private placement of its securities to an institutional investor pursuant to the Securities Purchase Agreement.  The Company sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of the Company’s Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share.  Pursuant to the Agreement, the Company issued all 4,167 shares of the authorized Class D Preferred Stock.   Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of the Company’s common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of the Company’s common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of the Company’s common stock and may be lawfully paid in cash, the dividends will be paid in cash.  In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of the Company’s assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of the Company’s common stock or upon any other series of the Company’s Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of the Company’s assets will be deemed a liquidation event unless no assets are distributed in respect of any class of the Company’s capital stock in connection with, or as a result of, such merger or consolidation.

The Class D Preferred Stock has the same voting rights as the Company’s common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for vote allowed a share of the Company’s common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of the Company’s common stock.

PLAN OF OPERATIONS

Our business strategy includes an increase in OsteoGram(R) revenue through sales to manufacturers of digital x-ray, mammography or networking equipment and through sales via domestic and international distributors. We intend to finance this business strategy by using our current working capital resources and cash flows from existing operations, including the ECG and OsteoGram(R) businesses. There can be no assurance that the ECG and OsteoGram(R) sales will be sufficient to offset related expenses. We anticipate that our cash flow from operations, available cash, and marketable securities will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, in certain circumstances we may need to raise additional capital in the future, which might not be available on reasonable terms or at all. If we raise additional capital, we may seek alternative financial instruments. Failure to raise capital when needed could adversely impact our business, operating results, and liquidity. If additional funds are raised through the issuance of equity or convertible securities, the percentage of ownership of existing stockholders will be reduced. Furthermore, some equity and convertible securities might have rights, preferences or privileges senior to our common stock. Our common stock is currently traded on the over-the-counter bulletin board, which makes it more difficult to raise funds through the issuance of equity or convertible securities because our common stock is thinly traded and those who wish to sell shares of our common stock may have difficulty locating buyers. Additional sources of financing may not be available on acceptable terms, if at all.

We intend to pursue additional research and/or sub-contractor agreements relating to our development projects. Additionally, we may seek partners and acquisition candidates of businesses that are complementary to our own. Such investments would be subject to our obtaining financing through issuance of debt or other securities. Acquisitions could be dilutive to stockholders.

MATERIAL TRENDS AND UNCERTAINITIES

The rate of progress in commercializing the DICOM (digital) OsteoGram accelerated at the end of the first quarter of fiscal 2006, mainly due to an order from Orex Computed Radiography. We expect this trend to pick-up as additional OEM partners complete the integration of our software and launch their field sales efforts.

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

ITEM 3. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during our second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the second quarter of fiscal 2007, we sold 80,000 shares of common stock to Dutchess Private Equities Fund at an average of $0.23 per share. The gross proceeds were $18,000. The aggregate number of shares sold to Dutchess Private Equities Fund from February 25, 2004 to March 25, 2007, pursuant to the investment agreement, was 4,126,198 shares at an average of $0.29 per share and the aggregate proceeds were $1,091,000.

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

4.6 Certificate of Designation for Class D 2% Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K filed March 16, 2007 and incorporated herein by reference).

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

10.12 Amendment to Commercial Office Lease between the Company and L.A.T. Investment Corporation, dated August 12, 2005 (included as Exhibit 10.6 to the Form 10-KSB filed December 27, 2005, and incorporated herein by reference).

10.13 2006 Stock Incentive Plan (included as Exhibit 10.1 to the Form S-8 filed August 23, 2006, and incorporated herein by reference).

10.14 Third Amendment to Commercial Office Lease between the Company and L.A.T. Investment Corporation, dated August 10, 2006 (included as Exhibit 10.14 to the Form 10-KSB filed December 29, 2006, and incorporated herein by reference).

10.15 Securities Purchase Agreement between the Company and Boston Avenue Capital, LLC, dated March 12, 2007 (included as Exhibit 10.1 to the Form 8-K filed March 12, 2007, and incorporated herein by reference).

10.16 Common Stock Purchase Warrant, dated March 12, 2007 (included as Exhibit 10.2 to the Form 8-K filed March 12, 2007, and incorporated herein by reference).

10.17 Common Stock Purchase Warrant, dated March 12, 2007 (included as Exhibit 10.3 to the Form 8-K filed March 12, 2007, and incorporated by reference).

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

COMPUMED, INC.

Date: May 15, 2007	By:	/s/ John G. McLaughlin
John G. McLaughlin
President and Chief Executive Officer

Date: May 15, 2007	By:	/s/ Phuong Dang
Phuong Dang
Secretary, Controller and Principal Financial Officer

END OF FILING