Form 10QSB
period 2007-06-30
COMPUMED INC
filed 2007-08-14
CIK 700998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934. FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER 000-14210

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

As of July 31, 2007, we had 24,939,273 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

COMPUMED, INC. AND SUBSIDIARIES

TABLE  OF  CONTENTS

		PAGE
	PART I.FINANCIAL INFORMATION

Item 1.	Financial Statements	3-6

Item 2.	Management's Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	19

	PART II.OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS
COMPUMED, INC.

	June 30,	September 30,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	1,235,000	193,000
Marketable securities, at fair market value	870,000	385,000
Accounts receivable, less allowance of $28,000 (June 2007) and $26,000 (September 2006)	363,000	246,000
Other receivables	6,000	7,000
Inventory	29,000	22,000
Prepaid expenses and other current assets	21,000	16,000
TOTAL CURRENT ASSETS	2,524,000	869,000
PROPERTY AND EQUIPMENT
Machinery and equipment	1,239,000	1,189,000
Furniture, fixtures and leasehold improvements	76,000	76,000
Equipment under capital leases	278,000	221,000
	1,593,000	1,486,000
Accumulated depreciation and amortization	(1,339,000)	(1,278,000)
TOTAL PROPERTY AND EQUIPMENT	254,000	208,000
OTHER ASSETS
Patents, net of accumulated amortization of $9,000 (June 2007) and $7,000 (September 2006)	123,000	114,000
Other assets	13,000	13,000
TOTAL OTHER ASSETS	136,000	127,000
TOTAL ASSETS	2,914,000	1,204,000
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable	139,000	64,000
Accrued liabilities	184,000	151,000
Current portion of capital lease obligations	62,000	45,000
TOTAL CURRENT LIABILITIES	385,000	260,000
Capital lease obligations, less current portion	117,000	116,000
Commitments and Contingencies

BALANCE SHEETS
COMPUMED, INC.

(Continued)

STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -
issued and outstanding - 8,400 shares	1,000	1,000
Preferred Stock- Class B $3.50 cumulative convertible voting -
issued and outstanding - 300 shares	-	-
Preferred Stock- Class D 2% convertible -
issued and outstanding - 4,167 shares	-	-
Common Stock, $0.01 par value - authorized 50,000,000 shares,
issued and outstanding - 24,82,7050 shares (June 2007) and 24,171,467 shares (September 2006)	249,000	243,000
Additional paid in capital	35,741,000	33,618,000
Accumulated deficit	(33,516,000)	(33,013,000)
Accumulated other comprehensive income	(63,000)	2,000
Deferred stock compensation	-	(23,000)
TOTAL STOCKHOLDERS' EQUITY	2,412,000	828,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	2,914,000	1,204,000

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

COMPUMED, INC.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006

REVENUE FROM OPERATIONS
ECG services	491,000	404,000	1,380,000	1,264,000
ECG product and supplies sales	18,000	54,000	61,000	157,000
OsteoGram (R) sales and services	81,000	20,000	262,000	253,000
	590,000	478,000	1,703,000	1,674,000
COSTS AND EXPENSES
Costs of ECG services	162,000	131,000	447,000	421,000
Cost of goods sold-ECG	16,000	41,000	43,000	116,000
Cost of goods sold - OsteoGram (R)	1,000	4,000	1,000	7,000
Selling expenses	117,000	95,000	361,000	318,000
Research & development	93,000	61,000	257,000	228,000
General and administrative expenses	318,000	262,000	956,000	831,000
Stock based compensation	54,000	-	126,000	-
Depreciation and amortization	23,000	17,000	64,000	52,000
	784,000	611,000	2,255,000	1,973,000
OPERATING LOSS	(194,000)	(133,000)	(552,000)	(299,000)
Interest Income and dividends	24,000	7,000	44,000	41,000
Realized gain on marketable securities	-	-	24,000	-
Interest expense	(6,000)	(4,000)	(19,000)	(14,000)
NET LOSS	(176,000)	(130,000)	(503,000)	(272,000)
OTHER COMPREHENSIVE LOSS, NET OF TAX
Unrealized loss in investments	(43,000)	(11,000)	(65,000)	(23,000)
COMPREHENSIVE LOSS	(219,000)	(141,000)	(568,000)	(295,000)
NET LOSS PER SHARE (Basic and diluted)	(0.01)	(0.01)	(0.02)	(0.01)
Weighted average number of common
shares outstanding	24,654,807	24,154,608	24,457,334	23,542,897

STATEMENTS OF CASH FLOWS
(UNAUDITED)
COMPUMED, INC.

	Nine Months Ended June 30,

	2007	2006
OPERATING ACTIVITIES:
Net loss	(503,000)	(272,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized gain on marketable securities	(23,000)	-
Amortization of deferred stock compensation	-	5,000
Stock based stock compensation	149,000	-
Depreciation and amortization	64,000	52,000
(Increase)/Decrease in accounts receivable	(116,000)	(65,000)
(Increase)/Decrease in inventory and prepaid expenses	(12,000)	3,000
Increase/(Decrease) in accounts payable and other liabilities	108,000	(44,000)
NET CASH USED IN OPERATING ACTIVITIES	(333,000)	(321,000)
CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from selling of marketable securities	252,000	-
Investments in purchase of marketable securities	(779,000)	(110,000)
Purchase of other asset	(10,000)	(34,000)
Purchase of property, plant and equipment	(52,000)	(3,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(589,000)	(147,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option	23,000	162,000
Net offering of the investment agreement with Dutchess Private Equities Fund	114,000	252,000
Net offering of the private placement of Boston Avenue Capital	1,867,000	-
Payments on capital lease obligations	(40,000)	(24,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,964,000	390,000
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	1,042,000	(78,000)
CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD	193,000	281,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,235,000	203,000
SUPPLEMENTAL DISCLOSURES:
Interest paid	19,000	14,000
Disposal of fixed assets	-	13,000
Equipment acquired under capital lease	57,000	19,600

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
COMPUMED, INC.

NOTE A - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007. For further information, refer to the financial statements for the year ended September 30, 2006 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

The balance sheet at September 30, 2006 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company generated negative cash flows from operations and had net losses aggregating $775,000 in the nine months ended June 30, 2007 and 2006. The Company's business strategy includes an expansion in OsteoGram® sales through domestic and international marketing and distribution efforts and product improvements as well as an expansion of its ECG service business, OsteoGram® into new markets such as the Military, the Federal correctional market, the surgical centers market and others. The Company intends to finance this business strategy by using its current working capital resources and cash flows from existing operations as well as possible future additional equity sales. There can be no assurance that the business expansion will be sufficient to offset related expenses in which case the Company may have to seek additional sources of capital, which may or may not be available, or significantly reduce or restructure its operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to generate profits and reduce its operating losses and negative cash flows. No assurance can be given that the Company will be able to accomplish these objectives. The Company uses existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company had raised these funds in 1997 through 2006 through stock issuances and proceeds from the exercise of certain stock options and warrants. The Company also raised funds through an Investment Agreement with Dutchess Private Equities Fund. This Investment Agreement expired March 25, 2007, and was not renewed.

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

Management believes the Company will be able to generate sufficient revenue, reduce operating expenses or obtain sources of financing in order to fund ongoing operations for at least the next twelve months. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classifications of liabilities that may result from the outcome of this uncertainty.

STOCK-BASED COMPENSATION

Prior to October 1, 2006, the Company accounted for employee stock option grants in accordance with APB No. 25, and adopted the disclosure-only provisions of SFAS No.123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

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

As a result of adopting SFAS No. 123R on October 1, 2006, the Company's net loss before taxes for the nine-month period ended June 30, 2007, was $503,000, $126,000 higher than had the Company continued with stock based compensation under APB No. 25, and adopted the disclosure-only provisions of SFAS No.123, Accounting for Stock-Based Compensation, amended by SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure.

The following table illustrates the effect on net income (loss) and net income (loss) per share had the Company applied the fair value recognition provisions of SFAS No. 123 to account for the Company's employee stock options for the nine-month period ended June 30, 2006. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards.

	Three Months Ended	Nine Months Ended
	June 30, 2006	June 30, 2006
Net loss, as reported	(130,000)	(272,000)
Add: Stock-based employee compensation expense included in report net income	9,000	12,000
Deduct: Total stock-based employee compensation expense determined under fair value method	(41,000)	(101,000)
Pro forma net loss	(169,000)	(361,000)
Basic net loss per share:
As reported	(0.01)	(0.01)
Pro forma	(0.01)	(0.02)
Diluted net loss per share:
As reported	(0.01)	(0.01)
Pro forma	(0.01)	(0.02)

Note that the above pro forma disclosure was not presented for the nine-month period ended June 30, 2007 because stock-based employee compensation expense is included in the condensed consolidated statements of operations using the fair value recognition method under SFAS No. 123R for this period.

During the three months ended June 30, 2007, the Company granted to directors, officers and employees options to purchase 5,245,000 shares and 1,140,000 shares for the same period in 2006. The fair value of the options has been estimated at $525,823 and $131,000, at the date grant, respectively, and is based on the assumptions below on the date of grant using the Black-Scholes valuation model.

During the nine months ended June 30, 2007, the Company granted to directors, officers and employees options to purchase 5,295,000 shares and 1,500,000 shares for the same period in 2006, the fair value of the options have been estimated at $530,381 and $260,000, at the date of grant, respectively, and is based on the following assumptions on the date of grant using the Black-Scholes valuation model.

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

	Nine Months Ending June 30, 2007	Nine Months Ending June 30, 2006
Risk free interest rate	4.69 % to 4.75%	4.47% - 5.11%
Stock volatility factor	24% - 28%	37%
Weighted average expected option life	5 - 6 years	2 - 10 years
Expected dividend yield	None	None

A summary of the stock options activity and related information for the nine months ended June 30 follows:

	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of period	6,754,828	0.29	6,571,934	0.25
Options exercised	(302,896)	0.11	(825,441)	0.20
Options granted	5,295,000	0.29	360,000	0.64
Options forfeited/canceled	(216,185)	0.66	(491,665)	0.28
Options outstanding, end of period	11,530,747	0.29	5,614,828	0.28
Options exercisable, end of period	4,632,415	0.26	4,624,834	0.26

The following summarizes information concerning stock options outstanding at June 30, 2007:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
		Remaining	Price		Price
	Shares	Contractual	of Shares	Shares	of Shares
Range of Exercise Prices	Outstanding	Life	Outstanding	Exercisable	Exercisable
$0.0000 - $0.4250	10,466,747	8.40	$0.25	3,785,081	$0.17
$0.4251 - $0.8500	1,054,000	4.19	$0.66	837,334	$0.66
$0.8501 - $1.2750	10,000	2.84	$0.95	10,000	$0.95
	11,530,747	8.01	$0.29	4,632,415	$0.26

On May 17, 2007, the Company issued Synthetica (America), Ltd. 170,000 warrants at the closing market price of $0.29 per share, contingent upon the execution of the Agreement of Synthetica (America), Ltd., to provide the services of Mr. Maurizio Vecchione as Interim Chief Executive Officer. One third of the warrants vested on June 7, 2007, the date of the execution of the Agreement, one third will vest at its second anniversary, and one third at its third anniversary. The vesting shall continue during this three-year period regardless whether CompuMed continues to retain services of Synthetica and/or Vecchione, but if CompuMed terminates the Agreement for cause, then no further warrants will vest. These warrants will expire ten years after the date of the execution of this Agreement.

The fair value of the warrants has been estimated at $23,000 at the date of grant, using Black-Scholes valuation model. The expected stock volatility rates are based on the historical stock volatility of the Company’s common stock. The risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for period corresponding to the expected life of the option.

PER SHARE DATA

The Company reports its earnings (loss) per share in accordance with Statement of Financial Accounting Standards No.128, "Accounting for Earnings Per Share" ("SFAS 128"). Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and the effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations of diluted loss per share because the effect would be anti-dilutive.

NOTE B - OTHER AGREEMENTS

On February 25, 2004, the Company entered into a three year Investment Agreement with Dutchess Private Equities Fund, which expired March 25, 2007. The Company did not renew the agreement. That agreement provided that, following notice to Dutchess, the Company may sell to Dutchess up to $5 million in shares of the Company's common stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of the Company's common stock during the five day period following that notice. The number of shares that the Company is permitted to sell pursuant to the Investment Agreement is either: (A) two hundred percent of the average daily volume of the Company's common stock for the ten trading days prior to the applicable sale notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day the Company issues the notice, or (B) $25,000; provided that in no event will the sale be more than $1,000,000 with respect to any single sale.

Dutchess' obligation to purchase the Company's common stock was contingent upon certain closing conditions. Such conditions relate to the Investment Agreement and include: (i) that the Company's representations and warranties are true and correct as of the funding date, (ii) that the Company has performed all of its covenants, agreements and conditions required to be performed by it, (iii) that trading of the Company's common stock has not been suspended, (iv) that no statute, rule, regulation, executive order, decree, ruling or injunction is in force against the transactions contemplated in the Investment Agreement, (v) that no pending or threatened litigation exists, and (vi) that the SEC has declared effective a registration statement covering the shares to be purchased by Dutchess.

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

Mr. John McLaughlin’s employment contract was terminated on June 1, 2007. On June 4, 2007, we entered a contract to retain Mr. McLaughlin as a Consultant from June 1, 2007 through December 31, 2007 for a monthly fee of $14,500.

On June 7, 2007 we amended the contract with Synthetica (America), Ltd. to retain Mr. Maurizio Vecchione for the position of Interim Chief Executive Officer. Under the terms of this Amendment, Mr. Vecchione, while part-time, will spend sufficient time at the Company to discharge the duties needed of the CEO.

Maurizio Vecchione is a Managing Partner of Synthetica Holdings, LLC, a private equity and venture fund, and the Chairman of Synthetica (America), Ltd., a management consultant previously retained to provide strategic advice to CompuMed.  Mr. Vecchione co-founded and joined Synthetica in September 2001.  He also serves as Chairman of The IDEAS Studio, a multimedia content company in the educational field and Interim CEO of Mobile Video Development Corporation, an early stage company in wireless video technology.  As part of his duties at Synthetica he has held various executive positions with Synthetica client companies including from July 2004 to September 2006 Mr. Vecchione served as CEO of Trestle Holdings, Inc., a medical imaging company for digital pathology and a company for which he orchestrated a restructuring and the sale of its operating assets. From April 2003 to July 2004, Mr. Vecchione was President and CEO of Microwave Photonics, Inc., a wireless technology company he spun out of British Telecommunications Plc. Prior to joining Synthetica he was the founder and co-CEO of imaging rendering company ModaCAD Inc. (later Styleclick) and lead the company from 1983 through 2001, when he orchestrated its sale to USA Networks (now InterActive Corporation).

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

OVERVIEW

We develop and market products and services that use advanced imaging and medical informatics to provide analysis and remote monitoring in connection with cardiovascular and musculoskeletal diseases.  We have specialized expertise and intellectual properties in telemonitoring imaging and analysis designed to improve healthcare provider workflow and patient care, while reducing costs.  Our core products, the OsteoGram® and CardioGram™, are cleared by the FDA and reimbursable by Medicare.

The CardioGram system is one of the first telecommunication networks designed to remotely interpret electrocardiograms, and can be used by private practices, as well as government and corporate healthcare providers.  The CardioGram delivers online electrocardiogram interpretations within minutes of receipt, and has the additional capability to provide an over-read (i.e., follow-up review) by a cardiologist when requested.  The CardioGram business has historically generated the majority of the revenues for the Company.  The CardioGram provides remote ECG, or electrocardiogram, interpretation services to medical facilities that may not have access either to trained physicians that can interpret ECG results or to self-interpreting ECG equipment. Our customers have historically been correctional facilities and we are exploring ways to expand our offerings to other types of Government institutions such as the military, ambulatory and surgery centers, occupational health clinics and physician offices as well as other types of correctional facilities that we have not traditionally serviced. Data is sent over telephone lines or the Internet to our centralized analysis laboratory for interpretation. We contract with independent cardiologists to provide over-read services once a request is received in our laboratory.

Although self-interpreting ECG equipment is widely available, our customers have preferred the optional feature of automatically sending their ECG results to one of our cardiologists for an over-read when the results are abnormal and when emergencies arise. We believe that this 24/7 over-read feature is a key advantage that enables us to market our services in segments of the market where physicians or specialists may not be available on a routine basis.

We believe that our ECG workflow and analytics capability are scalable and we may be able to add other measurement metrics to our cardiology service offering. The growth of diagnostic imaging coupled with an increasing shortage of clinicians to interpret images may present us with an opportunity to leverage our ECG platform. Our servers can accommodate ECGs plus a wide range of other diagnostic images that could be layered on top of our existing systems, including those from our OsteoGram® product. We plan to explore ways to position our services for Electronic Medical Records and other electronic workflow applications, such as those applicable to clinical trials.

We could lose customers who choose to receive services from a competitor or who purchase a self-interpretive machine and no longer need our ECG interpretations. If we were to lose existing customers, they may be difficult to replace, and that could have a material adverse impact on our operations and financial condition.

Our second line of business, the OsteoGram is a non-invasive diagnostic system that has been shown in clinical studies to provide an effective and accurate bone density measurement in connection with screening for osteoporosis and assessing hip fracture risk.  We believe that the OsteoGram may have significant cost advantages over other technologies in the marketplace.  Our target markets for these products are hospitals, radiology practices, imaging centers, and general OB/GYN and orthopedic office practices.

According to the Bone Health and Osteoporosis report from the U.S. Surgeon General, (Department of Health and Human Services, Bone Health and Osteoporosis, A report of the Surgeon General, 2004), “fractures due to bone disease are common, costly and often become a chronic burden on individuals and society. An estimated 1.5 million individuals suffer a bone disease-related fracture annually (Roggs and Melton 1995, Chrischilles 1991). A white woman over the age of 50 has more than a 40 percent chance of suffering a fracture sometime during the rest of her life (Cummings and Melton 2002).  Fractures can have devastating consequences for both the individuals who suffer them and their family members.  Hip fractures are associated with increased risk of mortality; the risk of mortality is 2.8 to 4 times greater among hip fracture patients during the first 3 months after the fracture than comparable risk among individuals of similar age who live in the community and do not suffer a fracture.”

Despite the devastating impact of bone disease, and Medicare's stated desire to test more at-risk patients, the Centers for Medicare and Medicaid Services recently enacted significant cuts in the reimbursement for DXA, or dual energy X-ray absorptiometry, a technology which is our principal competition in bone mineral density testing. Approved reimbursement for OsteoGram was left unchanced, which may provide us with an opportunity to position OsteoGram as a cost-effective alternative and removing some of the financial incentives for physicians to purchase the competing DXA technology. However, there is no guarantee that reimbursements for OsteoGram may not be changed in the future or that we will succeed in positioning OsteoGram as a cost-efficient alternative to DXA. .

We originally marketed the OsteoGram as a film-based product that utilized a standard hand x-ray film digitized on a desktop scanner. The image was then analyzed on a personal computer by means of the patented OsteoGram software. In June of 2004, we released the first version of the Digital Imaging and Communications in Medicine, or DICOM, version of the OsteoGram software. The DICOM OsteoGram was developed to take advantage of the market for digital, or filmless x-ray equipment.  DICOM is an information standard that allows digital imaging equipment to interconnect, enabling clinicians to readily move, archive and retrieve images and diagnostic information over networks. By residing on the workstations of these digital systems, the OsteoGram software can capture and analyze images directly from either the x-ray equipment or the network. We license our DICOM OsteoGram software to manufacturers of digital x-ray and network equipment, such as CareStream, (previously Kodak’s Health Group), FujiFilm Medical USA and Swissray International, which are our principal distribution channels.

We believe a new market demand may be developing from certain digital mammography providers interested in adding the OsteoGram as a complementary screening test on their own full field digital mammography equipments, and we are pursuing strategies to align with a market-leading partner and integrate our product into their digital mammography platform or mammography management/networking software. We believe that since the public health problem of osteoporosis centers around the fact that most at-risk women fail to be tested, it makes perfect sense to seek testing venues at a convenient point-of-care. Women tend to reliably schedule an annual mammogram, and we believe combining the two tests on the same machine is an obvious win for women's health. We believe that integrating the OsteoGram into mammography platforms could provide imaging centers with additional revenue to help offset shrinking reimbursement.

We also believe that the demand for peripheral density measurement machines that can perform the test on an inexpensive desktop device could open additional applications in certain market segments. Specifically as it relates to lower volume customers, or in retrofitting sites that already have existing older mammography or X-Ray equipment. We believe that demand exists for a stand-alone, automated device that requires minimal changes to the existing equipment and can be low-cost.  As a result, we have begun planning for ways to introduce a “desktop” machine that could enhance our product offering. We are exploring various methods of bringing such a device to market and obtaining rapid regulatory approval as well as market acceptance. Our approach could include acquiring a product line or company as well as developing some or all of the product in-house.

Throughout our third fiscal quarter we continued to invest heavily in our OsteoGram business. Our effort is validated primarily by the fact that market leaders in the digital X-Ray equipment business have adopted our technology as a value-added offering. We believe that our network of digital equipment partners, which now includes CareStream China, OREX, a unit of CareStream (previously Kodak Health Group), Swissray International and FujiFilm Medical USA, is an asset that we have built over the past several years. Although the cost and time of integrating our product with these partners has been significant, we believe that we have a platform for growth in the domestic and international arenas. Our principal challenge however, remains to help these partners be effective in the marketplace with our products, and help them acquire the specialized knowledge necessary to market our products effectively in their clinical markets. We are currently engaged in multiple significant initiatives with our partners to help them build effective sales channels, target specific clinical customers, build reference sites, and create market awareness.

We have also increased our investment in our ECG business to expand that business into new markets. We have expanded our network of contracted cardiologists that are providing over-reads. We implemented technology to improve our turn-around time for over-reads, and expanded the staff of our ECG laboratory to meet emerging requirements for 7x24 operations.

RESULTS OF OPERATIONS FOR THE QUARTER AND THE NINE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SAME PERIOD OF FISCAL 2006.

ECG services revenue, which consists of ECG processing, equipment rental, overreads and maintenance, during the third quarter of fiscal 2007, increased by 21.5% to $491,000 from $404,000 for the same period in fiscal 2006, and during the nine months ended June 30, 2007 increased by 9.2% to $1,380,000 from $1,264,000 in the nine months ended June 30, 2006, due to an increased number of facilities under contract.

ECG product and supplies sales revenue for the third quarter of fiscal 2007 decreased by 66.7% to $18,000 from $54,000 for the same period in fiscal 2006, and for the nine months ended June 30, 2007, decreased by 61.1% to $61,000 from $157,000 of fiscal 2006, due to one-time sale of ECG terminals to Tennessee Department of Corrections and San Francisco County Jails in the first and third quarter of fiscal 2006.

OsteoGram revenue for the third quarter of fiscal 2007 increased by 305% to $81,000 from $20,000 for the same period in fiscal 2006, and for the nine months ended June 30, 2007 increased by 3.6% to $262,000 from $253,000 of fiscal 2006, due to contractual commitment orders from one of our OEM partners.

Costs of services of ECG for the third quarter of fiscal 2007 increased by 23.7% to $162,000 from $131,000 for the same period in fiscal 2006, and for the nine months ended June 30, 2007 increased by 6.2% to $447,000 from $421,000 of fiscal 2006, due to increased demand in Overread services (44%) and increased staffing in the ECG business (56%).

Cost of goods sold of ECG for the third quarter of fiscal 2007 decreased by 61 % to $16,000 from $41,000 for the same period in fiscal 2006, and for the nine months ended June 30, 2007 decreased by 62.9 % to $43,000 from $116,000 of fiscal 2006, in proportion with the decrease in ECG terminal product sales mentioned above.

Cost of goods sold for OsteoGram for the third quarter decreased by 75% to $1,000 from $4,000 for the same period in fiscal 2006, and for the nine months ended June 30, 2007, decreased by 85.7% to $1,000 from $7,000 of fiscal 2006, due to decreased purchase of security keys.

Selling expenses for the third quarter of fiscal 2007 increased by 23.2% to $117,000 from $95,000 for the same period in fiscal 2006, and for the nine months ended June 30, 2007 increased by 13.5% to $361,000 from $318,000 of fiscal 2006 due to increased costs related to additional staffing of the ECG and OsteoGram departments.

General and administrative expenses for the third quarter of fiscal 2007 increased by 21.4% to $318,000 from $262,000 for the same period in fiscal 2006, and for the nine months ended June 30, 2007 increased by 15% to $956,000 from $831,000 in fiscal 2006, due to increased corporate taxation expenses (26%) and consulting services (74%) to support our expanded operations.

Research and development costs for the third quarter of fiscal 2007 increased by 52.5% to $93,000 from $61,000 for the same period in fiscal 2006, and for the nine months ended June 30, 2007, increased by 12.7% to $257,000 from $228,000 in fiscal 2006, due to increased staffing in the OsteoGram department.

Due to the effect of expensing employee stock options under SFAS 123R starting in October 2006, during the three and nine months ended June 30, 2007, the stock-based compensation was $54,000 and $126,000, respectively. There were none for the same periods of fiscal 2006.

Interest and dividend income for the third quarter of fiscal 2007 increased by 242.9% to $24,000 from $7,000 for the same period in fiscal 2006, and for the nine months ended June 30, 2007 increased by 7.3% to $44,000 from $41,000 in fiscal 2006, due to additional investments in marketable securities available from the sale of  $2,000,000 of Class D Preferred Stock on March 12, 2007.

Interest expense for the third quarter of fiscal 2007 increased by 50% to $6,000 from $4,000 for the same period in fiscal 2006, and for the nine months ended June 30, 2007, increased by 35.7% to $19,000 from $14,000 in fiscal 2006, due to increased financing of ECG equipment.

Net loss for the third quarter of fiscal 2007 increased by 35.4% to $176,000 from $130,000 for the same period in fiscal 2006, and for the nine months ended June 30, 2007 increased by 84.9% to $503,000 from $272,000 in fiscal 2006, mainly due to the expensing of employee stock options under SFAS 123R.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had $2,105,000 in cash and marketable securities, as compared to a balance of $578,000 at September 30, 2006, a net increase of $1,527,000 due to sales of the preferred stock and warrants through a Securities Purchase Agreement with Boston Avenue Capital, LLC.

The purchase of property, plant, and equipment paid in cash for the nine months ended June 30, 2007 was $57,000 and $3,000 for the same period in fiscal 2006.

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

CAPITAL COMMITMENTS

Our primary capital resource commitments at December 31, 2006 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals and for our corporate office facility. We lease our corporate offices at a monthly rental of $12,176, which expires August 31, 2007.

We entered into a long-term agreement with John McLaughlin effective November 2, 2002 through September 30, 2004. This agreement provided a base salary of $150,000 per year and a bonus up to $150,000 based on performance factors including revenue, profit and accomplishment of certain key milestones. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of our common stock at an exercise price of $0.20 per share upon acceptance of the agreement. On September 24, 2004, the Board passed a resolution to extend this contract for an additional year to 2005. On September 9, 2005, the Board passed a resolution to continue Mr. McLaughlin at a monthly salary of $14,500 starting October 1, 2005. On June 1, 2007, we received a letter of resignation from Mr. McLaughlin. The notice was accepted by the Chairman of the Board, Robert Stuckelman, on June 4th, 2007. We retained Mr. McLaughlin as a consultant through December 2007 for a monthly fee of $14,500 without additional benefits.

Effective June 1, 2007, we appointed Maurizio Vecchione to the position of Interim Chief Executive Officer.  We amended our Contractor Agreement with Synthetica (America), Ltd. to provide the services of Mr. Vecchione in this capacity for consideration of $15,000 per month and 170,000 warrants at $0.29 per share. One third of the warrants vested on June 7, 2007, one third will vest at June 7, 2008 and one third will vest on June 7, 2009. These warrants will expire ten years in June 7, 2017.  Under the terms of the Amendment, Mr. Vecchione, while part-time, will spend sufficient time at the Company to discharge the duties needed of the CEO.

Each of our Directors receives an annual Board of Directors fee of $18,000, which is paid to each Director in equal monthly installments. The Chairman receives an additional $6,000. In addition to the Board of Directors fee, Directors receive an additional $1,500 per meeting and when they serve as a member of the Executive, Audit or Compensation Committee. Such amount is reduced to $750 if the committee meeting is held by teleconference or on the same day as a board meeting.

FINANCING ACTIVITIES

On February 25, 2004, we entered into a three-year Investment Agreement with Dutchess Private Equities Fund, which expired March 25, 2007. That Agreement provided that, following notice to Dutchess, we could sell to Dutchess up to $5 million in shares of our common stock for a purchase price equal to 95% of the average of the three lowest closing bid prices on the Over-the-Counter Bulletin Board of our common stock during the five day period following that notice. The number of shares that we were permitted to sell pursuant to the Investment Agreement was either: (A) two hundred percent of the average daily volume of our common stock for the ten trading days prior to the applicable sale notice, multiplied by the average of the three daily closing best bid prices immediately preceding the day we issued the notice, or (B) $25,000; provided that in no event would the sale be more than $1,000,000 with respect to any single sale.

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

On March 14, 2007, we closed a private placement of our securities to an institutional investor pursuant to the Securities Purchase Agreement.  We sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of our Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share.  Pursuant to the Agreement, we issued all 4,167 shares of the authorized Class D Preferred Stock.   Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of our common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of our common stock and may be lawfully paid in cash, the dividends will be paid in cash.  In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of our assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of our common stock or upon any other series of our Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of our assets will be deemed a liquidation event unless no assets are distributed in respect of any class of our capital stock in connection with, or as a result of, such merger or consolidation.

The Class D Preferred Stock has the same voting rights as our common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for vote allowed a share of common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of our common stock.

MATERIAL TRENDS AND UNCERTAINITIES

The marketplace acceptance of peripheral densitometry equipment is still limited, and subject to complex scientific, clinical, reimbursement and policy making factors which are constantly evolving. It is difficult to predict if any of these factors will create material barriers to our ability to expand the OsteoGram business. Additionally, these factors are different in various foreign markets. The overall business is also competitive and a number of competitive technologies are emerging that may hinder the acceptance of our product in the marketplace. We are investing heavily to help our channel partners develop the expertise to position and sell our products effectively, however, we have not yet seen material results from that effort and there are no guarantees that we will.

Our ECG business is very competitive and we rely significantly on certain contracts with individual state governments.  A number of such contracts are coming due for renewals and we are engaged in a competitive bidding process to win further contracts with those state governments. The loss of any one of these contracts could have a material adverse effect on our revenue.   Additionally, it is possible that competitive pressures may force us to lower our revenues, which could adversely effect our overall revenues as well as our gross profits.

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

We have a significant amount of property, equipment and intangible assets, including patents. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we review our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived and amortizable intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to the future operating cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their fair value.

ECG sales and services revenue is recognized in accordance with SAB 104 as the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) the product has been delivered or the services have been rendered, (3) the fee is fixed or determinable, and (4) collectibility of the fee is reasonably assured.

ECG services are comprised of ECG processing, overread, rental and maintenance. ECG processing and over-read revenue is recognized monthly on a per-usage basis after the services are performed. Equipment rental and maintenance revenue is recognized monthly over the terms of the customer's agreement.

ECG product and supplies sales revenue is recognized upon shipment of the products and passage of title to the customer.

OsteoGram software revenue is recognized in accordance with paragraph 8 of SOP 97-2 as the following criteria have been met: (1) persuasive evidence of an arrangement exits, (2) the software has been delivered, (3) the fee is fixed or determinable, and (4) collectibility of the fee is probable. OsteoGram PCS revenue is recognized in accordance with paragraph 59 of SOP 97-2 as the following criteria have been met: (1) the PCS is part of the initial license (software) fee, (2) the PCS period is for one year, (3) the estimated cost of providing the PCS is immaterial, (4) we do not offer upgrades and enhancements during the PCS arrangement. Our policy is to accrue all estimated costs of providing the PCS services.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during our third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 17, 2007, we issued to Synthetica (America), Ltd. 170,000 warrants at the closing market price of $0.29 per share, contingent upon the execution of the Agreement of Synthetica (America), Ltd., to provide the services of  Mr. Maurizio Vecchione as Interim Chief Executive Officer. One third of the warrants vested on June 7, 2007, the date of the execution of the Agreement, one third will vest at its second anniversary, and one third at its third anniversary. The vesting shall continue during this three-year period regardless whether we continue to retain services of Synthetica and/or Mr. Vecchione, but if we terminate the Agreement for cause, then no further warrants will vest. These warrants will expire ten years after the date of the execution of this Agreement.

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

4.5

Rights Agreement between the Company and U.S. Stock Transfer Corporation dated October 28, 2005 (filed as Exhibit 4.1 to the Company's Form 8-A filed on November 2, 2005, and incorporated herein by reference).

4.6

Certificate of Designation for Class D 2% Convertible Preferred Stock (filed as Exhibit 4.1 to the Form 8-K filed March 16, 2007, and incorporated herein by reference).

10.1

Form of Non-Qualified Stock Option Agreement (included as Exhibit 10 to the Form S-8 filed October 14, 1995, and incorporated herein by reference).

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

10.5

2003 Stock Incentive Plan (included as Exhibit 99.2 to the Form S-8 filed June 2, 2003, and incorporated herein by reference).

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

10.17

Common Stock Purchase Warrant, dated March 12, 2007 (included as Exhibit 10.3 to the Form 8-K filed March 12, 2007, and incorporated herein by reference).

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

COMPUMED, INC.

Date: August 14, 2007	By:	/s/ Maurizio Vecchione
Maurizio Vecchione
Interim Chief Executive Officer

Date: August 14, 2007	By:	/s/ Phuong Dang
Phuong Dang
Secretary, Controller and Principal Financial Officer