Form 10QSB/A
period 2007-06-30
COMPUMED INC
filed 2007-08-21
CIK 700998

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB /A

Amendment No. 1

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

Explanatory Note

CompuMed, Inc. is amending its Quarterly Report on Form 10-QSB (the “Report”) for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on August 14, 2007. This amendment is being made to amend Item 2 of Part I to the Report to include a discussion of the market risk associated with the securities  in which the Company has maintained investments, and to amend Item 1 to disclose the unrealized loss on marketable securities subsequent to June 30, 2007.  In accordance with Rule 12b-15, this amendment to the Report includes, as Exhibits 31.1, 31.2 and 32.1, the certifications required under Rule 13a-14.

COMPUMED, INC.

TABLE  OF  CONTENTS

		PAGE
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3-6

Item 2.	Management's Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	19

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

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

On May 17, 2007, the Company issued Synthetica (America), Ltd. 170,000 warrants at the closing market price of $0.29 per share, contingent upon the execution of the Agreement of Synthetica (America), Ltd., to provide the services of Mr. Maurizio Vecchione as Interim Chief Executive Officer. One third of the warrants vested on June 7, 2007, the date of the execution of the Agreement, one third will vest at its second anniversary, and one third at its third anniversary. The vesting shall continue during this three-year period regardless whether CompuMed continues to retain the services of Synthetica and/or Vecchione, but if CompuMed terminates the Agreement for cause, then no further warrants will vest. These warrants will expire ten years after the date of the execution of this Agreement.

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

Mr. John McLaughlin’s employment contract was terminated on June 1, 2007. On June 4, 2007, the Company entered a contract to retain Mr. McLaughlin as a Consultant from June 1, 2007 through December 31, 2007 for a monthly fee of $14,500.

On June 7, 2007, the Company amended the contract with Synthetica (America), Ltd. to retain Mr. Maurizio Vecchione for the position of Interim Chief Executive Officer. Under the terms of this Amendment, Mr. Vecchione, while part-time, will spend sufficient time at the Company to discharge the duties needed of the CEO.

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

NOTE C- SUBSEQUENT EVENTS

Due to economic factors and market volatility, the Company’s investments in marketable securities have declined in value from $870,000 at June 30, 2007 to $472,000 at August 17, 2007.  In response to this decline, the Company implemented a new investment policy which provides that  its cash and  marketable securities will, to the extent practicable, be invested in U.S. treasury securities or mutual funds consisting solely of U.S. treasury securities.  In addition, its Board of Directors, on recommendation of the Audit Committee and Executive Committee, adopted a resolution to terminate the Company’s relationship with its previous investment manager and to transfer the Company’s investment portfolio to a new investment manager.

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

Despite the devastating impact of bone disease, and Medicare's stated desire to test more at-risk patients, the Centers for Medicare and Medicaid Services recently enacted significant cuts in the reimbursement for DXA, or dual energy X-ray absorptiometry, a technology which is our principal competition in bone mineral density testing. Approved reimbursement for OsteoGram was left unchanged, which may provide us with an opportunity to position OsteoGram as a cost-effective alternative and removing some of the financial incentives for physicians to purchase the competing DXA technology. However, there is no guarantee that reimbursements for OsteoGram may not be changed in the future or that we will succeed in positioning OsteoGram as a cost-efficient alternative to DXA.

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

We have also increased our investment in our ECG business to expand that business into new markets. We have expanded our network of contracted cardiologists that are providing over-reads. We implemented technology to improve our turn-around time for over-reads, and expanded the staff of our ECG laboratory to meet emerging requirements for 24/7 operations.

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

A portion of our available capital is currently invested in other securities.  These investments may include significant and highly concentrated direct investments with respect to the equity securities of publicly-traded companies.  Any of these investments will involve risk, and stockholders should recognize that our balance sheet may change depending on the timing, magnitude and performance of these investments.  Furthermore, these investments may be subject to volatility that may affect both the recorded value of such investments as well as our periodic earnings.  See “– Quantitative and Qualitative Disclosures about Market Risk”, page 17.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2007, our financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, we are exposed to market risk related to changes in market prices of our marketable securities.  The carrying values of our marketable securities are based on quoted market prices.  Market prices are subject to fluctuation and, consequently, the amount realized on a subsequent sale may differ significantly from the reported market value.  Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions.  Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

As of June 30, 2007, we had approximately $2, 105,000 of marketable securities, cash and cash equivalents, of which $870,000 was invested in publicly traded securities and $1,065,000 was invested in money market accounts.  Due to market volatility, the market value of our marketable securities has declined from $870,000 as of June 30, 2007 to $472,000 as of August 17, 2007, increasing our unrealized loss by $398,000.

In response to this decline in value, on August 17, 2007, we implemented a new investment policy which provides that our cash and marketable securities will, to the extent practicable, be invested   in U.S. treasury securities or mutual funds consisting solely of U.S. treasury securities.  In addition, at meetings held on August 17, 2007, our Board of Directors, on recommendation of the Audit Committee and Executive Committee, adopted a resolution to terminate the relationship with our previous investment manager and to transfer our investment portfolio to  a new investment manager.  This new investment manager will be advising us on the handling of our marketable securities that have unrealized losses in order to minimize further losses and transition to compliance with our new investment policy.

The implementation of our newly adopted investment policy may take some time to effect in an orderly and rational manner.  Until the new policy is implemented, our portfolio of marketable securities, cash and cash equivalents, particularly the portion of the portfolio that is invested in the publicly traded securities, may be subject to a significant degree of risk, as we cannot accurately predict the course of price movements of these securities and, in general, the securities markets have recently been characterized by significant volatility and unpredictability.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 17, 2007, we issued to Synthetica (America), Ltd. 170,000 warrants at the closing market price of $0.29 per share, contingent upon the execution of the Agreement of Synthetica (America), Ltd., to provide the services of  Mr. Maurizio Vecchione as Interim Chief Executive Officer. One third of the warrants vested on June 7, 2007, the date of the execution of the Agreement, one third will vest at its second anniversary, and one third at its third anniversary. The vesting shall continue during this three-year period regardless whether we continue to retain the services of Synthetica and/or Mr. Vecchione, but if we terminate the Agreement for cause, then no further warrants will vest. These warrants will expire ten years after the date of the execution of this Agreement.

All sales were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated hereunder. All proceeds received were added to our working capital.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

NUMBER DESCRIPTION OF EXHIBIT

3.1

Certificate of Incorporation (included as Exhibit 3.1 to the Form S-1 effective May 7, 1992, and incorporated herein by reference).

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

4.4

Certificate of Correction for Class C Preferred Stock (included as Exhibit 3.2 to the Form 8-K filed January 9, 1998, and incorporated herein by reference).

4.5

Rights Agreement between the Company and U.S. Stock Transfer Corporation, dated October 28, 2005 (included as Exhibit 4.1 to the Company's Form 8-A filed on November 2, 2005, and incorporated herein by reference).

4.6

Certificate of Designation for Class D 2% Convertible Preferred Stock (included as Exhibit 4.1 to the Form 8-K filed March 16, 2007, and incorporated herein by reference).

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

COMPUMED, INC.

Date: August 20 , 2007	By:	/s/ Maurizio Vecchione
Maurizio Vecchione
Interim Chief Executive Officer

Date: August 20, 2007	By:	/s/ Phuong Dang
Phuong Dang
Secretary, Controller and Principal Financial Officer