Form 10KSB
period 2007-09-30
COMPUMED INC
filed 2007-12-28
CIK 700998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934.

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934.

FOR  THE  TRANSITION  PERIOD  FROM           TO

COMPUMED, INC.
(Exact name of registrant as specified in charter)

DELAWARE	0-14210	95-2860434
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

5777 WEST CENTURY BLVD., SUITE 1285, LOS ANGELES, CA 90045
(Address of principal executive offices)

(310) 258-5000
(Registrant’s Telephone Number, including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,
$0.01 PAR VALUE

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] YES [  ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB   [X] YES [  ] NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

State the issuer's revenues for its most recent fiscal year: $2,216,000.

As of November 30, 2007, the issuer had 24,939,283 common shares outstanding. The aggregate market value of the common shares held by non-affiliates of the issuer (23,466,149 shares) was approximately $11,498,413 based upon the average bid and asked prices ($0.49) on such date.

Transitional Small business issuer Format: [  ] YES [X] NO

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

GENERAL

We develop and market products and services that use advanced imaging and medical informatics to provide analysis and remote monitoring in connection with cardiovascular and musculoskeletal diseases.  We have specialized expertise and intellectual properties in telemonitoring imaging and analysis designed to improve healthcare provider workflow and patient care, while reducing costs.  Our core products, the OsteoGram® and CardioGram™, are cleared by the FDA and reimbursable by Medicare and many private insurers.

The CardioGram is a telemedicine application focused on tele-cardiology. We have been a supplier of telemedicine services for more than twenty years and have established one of the nation's largest telecommunications networks for processing electrocardiograms on a real time basis, providing ECG equipment and services to more than 1,000 locations throughout the U.S and performing nearly 400,000 transtelephonic ECG interpretations annually. Using our customized electrocardiogram terminals, an electrocardiogram is acquired from a patient, transmitted to our central computers, analyzed and received back on the electrocardiogram terminal where the electrocardiogram trace and computer interpretation are printed- all within three minutes. If necessary, we can provide an "overread" by a cardiologist and return the results within an hour. We bill for this service on a per-use basis, and we sell a full range of electrocardiogram supplies including electrodes, recording paper, gel, and patient cables.

The OsteoGram® is a non-invasive diagnostic system that has been shown in clinical studies to provide an effective and accurate bone density measurement in connection with screening for osteoporosis and assessing hip fracture risk.  We believe that the OsteoGram may have significant cost advantages over other non-invasive diagnostic technologies in the marketplace.  Our target markets for these products are hospitals, radiology practices, imaging centers, and general OB/GYN and orthopedic office practices.

We were incorporated in the State of Delaware on July 21, 1986.

RECENT EVENTS AND EVENTS SUBSEQUENT THE CLOSE OF THE FISCAL YEAR

Recent Events relating to our telecardiology business

During the last quarter of the fiscal 2007 year we made an investment in expanding our tele-cardiology and telemedicine platform supporting our CardioGram product.  This expansion included upgrading the response time of our ECG over-reads, expanding our laboratory staff, expanding the capacity available on our servers, and upgrading our telectronic workflow software. Additionally we expanded our network of cardiologists under contract to include cardiologists who offered higher quality of service and greater accreditations. These upgrades were designed to support a strategy of expansion of our ECG services beyond the traditional markets of  correctional facilities into broader tele-medicine and electronic medical records (EMR) markets.  Specifically targeted in our expansion strategy are the Federal Government , including Mililtary markets, the Veteran’s Administration; Surgical Centers; Occupational and Rural Health Centers. All of these sites potentially experience the situation of having to provide time-critical medical response to patients in the mist of a cardiac event without having access to trained cardiologists.  We believe that our CardioGram provides a solution that can elevate the quality of patient care while greatly reducing liabilities at these locations.

Additionally we have begun exploring opportunities to link our systems and services in support of emerging requirements for EMR. We have, for some time, been data-banking our ECG data in a data warehouse. We are exploring ways to offer storage , retrieval and management functions of these records as well as analytical capabilities. We have conducted tests whereby the customers have performed analysis of stored data in connection with drug efficacy. This has resulted in a new pilot program within mental health providers which produced initial revenues subsequent to the end of the 2007 fiscal year.

These upgrades to our platform also resulted in the successful penetration of the surgical centers market .. The Company began, subsequent to the end of 2007 fiscal year, to ship units to one of the largest surgical groups in the nation. Additionally, subsequent to the end of   2007 fiscal year ,  we were approved by the Federal Aviation Administration (FAA) to supply our ECG machines to Senior Aviation Medical Examiners and begun shipping units and receiving revenues in connection with that project.

Additionally, after a competitive bid process, we were awarded in October 2007 of  a new state -wide California contract for the California Department of Corrections.  That contract may result in an expanded installed base of our OsteoGram installations in California.

We cannot offer assurance that any of these expansions will be successful in growing the business or that our products will ultimately prove to be effective in these new markets.

Recent Events relating to our Skeletal Health Business

Despite the devastating impact of bone disease, and Medicare's stated desire to test more at-risk patients, the Centers for Medicare and Medicaid services recently enacted significant cuts in the reimbursement for DXA, or dual energy X-ray absorptiometry, a technology which is our principal competition in bone mineral density testing. Approved reimbursement for OsteoGram® was left unchanged, which may provide us with an opportunity to position OsteoGram as a cost-effective alternative to the competing DXA technology.  However, there is no guarantee that reimbursements for OsteoGram may not be changed in the future or that we will succeed in positioning OsteoGram as a cost effective alternative to DXA..

In part because of the changing Medicare reimburment posture is making the economics of owning and operating a DXA facility less attractive, our market research suggests that there may be a new and growing demand for peripheral bone density measurement machines that can perform the test at point-of-care, in a small physician practice and on an inexpensive desktop device. Such a point -of-care device could be used in retrofitting sites that have existing older mammography, including analog based machines. As a result, we have begun planning for ways to introduce a “point-of-care” unit that could enhance our product offering. We are exploring various methods of bringing such a device to market obtaining rapid regulatory approval and market acceptance. Our approach could include acquiring a product line or company with a suitable platform or product. There can be no assurance, however, that we will succeed in acquiring or building such a product or that it will receive success in the marketplace.

We believe a new market demand may be developing from certain digital mammography providers interested in adding the OsteoGram as a complementary screening test on their own full field digital mammography equipments, and we are pursuing strategies to align with a market-leading partner and integrate our product into its digital mammography platform or mammography management/networking software.  We believe that since the public health problem of osteoporosis centers around the fact that most at-risk women fail to be tested ~~..~~   We believe that their health care would be improved by placing testing venues at a convenient point-of-care. Women tend to schedule an annual mammogram, and we believe combining the two tests on the same machine is an obvious benefit for women's health. We believe that integrating the OsteoGram into mammography platforms could provide imaging centers with additional revenue to help offset shrinking reimbursement.

We have to date performed integration tests that have proven the technical feasibility of using the full field digital mammography machine as input to OsteoGram. Such tests have been successful and provide the basis for continued discussions with various prospective partners. In November 2007, our OEM partner FujiMedical showed such a networked integrated system at the Radiologica Society of North America annual meeting in Chicago.  There can be no assurances, however, that we will be successful in accomplishing such a linkage or in building such a business relationship with any such partners and that this strategy will be successful in the marketplace. Commercially launching such an integrated product may also involve obtaining further regulatory approvals, including possibly receiving an FDA 510(k) clearance , which we may not be able to obtain ..

Additionally we have begun to see increasing demand for our OsteoGram software through our OEM and distribution network, principally in certain foreign markets including China. We are in the process of renewing our regulatory approvals in China which were subject to routine expiration in 2007. We believe that completion of the regulatory approval will have a positive effect on our sales in China and continue to put significant business and R&D effort in partnership with our distributors in China for the growth of that market.

In October 2007 the Company was issued US Patent 7280683 for a Method, code, and system for assaying joint deformity. We believe that the claims underlying this patents have implication in the quantification and measurement of joint disease such as Arthritis. We have been approached by parties associated with pharmaceutical drug discovery and are exploring options to leverage our software and our intellectual properties in this area for a possible joint venture or other business relationship designed to couple our technology with new drugs being introduced in the Arthritis area. This could lead to new products as well as new distribution channels and revenue streams. However, there can be no guarantee at this time that such relationship can be made or that it would be successful.

ELECTROCARDIOGRAM SERVICES

GENERAL

We have been a supplier of telemedicine services for more than twenty years and have established one of the nation's largest telecommunications networks for processing electrocardiograms on a real time basis, providing ECG equipment and services to more than 1,000 locations throughout the U.S and performing nearly 400,000 transtelephonic ECG interpretations annually.. Using our customized electrocardiogram terminals, an electrocardiogram is acquired from a patient, transmitted to our central computers, analyzed and received back on the electrocardiogram terminal where the electrocardiogram trace and computer interpretation are printed- all within three minutes. If necessary, we can provide an "overread" by a cardiologist and return the results within an hour. We bill for this service on a per-use basis, and we sell a full range of electrocardiogram supplies including electrodes, recording paper, gel, and patient cables.

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

MARKETING - ELECTROCARDIOGRAM SERVICES

Our goal in fiscal 2007 was to capture 100% of the state correctional contracts up for bid. We are pleased that we accomplished that goal by renewing our contracts with the Nevada, Oklahoma, Iowa and Nebraska Departments of Corrections and by working in conjunction with our correctional healthcare partners to renew the state correctional contracts for Idaho, Maryland and Wyoming The successful renewals for Wyoming, Idaho and Maryland were noteworthy, since we participated with Correctional Medical Systems and Prison Health Services in winning the overall healthcare award for the three state systems. Our relationships with Correctional Medical Systems and Prison Health Services were solidified during fiscal 2007, and we plan to continue working with these firms to solicit new correctional business. During fiscal 2005 we installed more than 150 new Schiller terminals in the New York and Florida State Departments of Corrections. The New York contract called for the outright purchase of nearly 100 new Schiller terminals, which resulted in a short-term revenue increase that helped boost fiscal 2005 ECG revenue by 27%. This was a one-time event.

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

We compete on the basis of service, ease-of-use, and price. Our existing and potential competitors consist principally of companies that have substantially greater financial, technical, marketing, distribution and other resources, greater current market penetration and longer-standing relationships with customers than us. We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including the price, quality and performance our products and those of our competitors. Other factors include the timing and success of our new product introductions and our competitors, the development of technical innovations, the number and nature of our competitors in a given market, and general market and economic conditions. We may not be able to compete successfully in the future.

THE OSTEOGRAM

GENERAL

The Company’s OsteoGram product is a non-invasive diagnostic system that has been shown in clinical studies to provide an effective and accurate bone density measurement in connection with screening for osteoporosis and assessing hip fracture risk.  We believe that the OsteoGram may have significant cost advantages over other technologies in the marketplace.  Our target markets for these products are hospitals, radiology practices, imaging centers, and general OB/GYN and orthopedic office practices. The product is on its third generation and is offered on the market world-wide either directly by the Company or through approved distributors and Original Equipment Manufacturers (OEMs).

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

The OsteoGram is a medical image processing software system that enables healthcare providers to screen, diagnose and monitor osteoporosis using digital hand images from filmless x-ray equipment or conventional, film-based x-rays. Osteoporosis is diagnosed by measuring bone mineral density. A low bone mineral density is indicative of the disease. The OsteoGram is based on a bone mass measurement technique called radiographic absorptiometry, which was cited in the 2004 Surgeon General's report on bone disease. Radiographic absorptiometry uses a conventional x-ray of the hand, scanned at high resolution, to measure bone density. The radiographic absorptiometry technique not only measures bone mass, but also the cortical thickness of bones. Recent studies affirm the importance of cortical thickness as an additional measure of bone strength and overall fracture risk. Several prominent pharmaceutical manufacturers are developing products that will strengthen cortical bone. Cortical bone is the outer shell that gives bone strength, much like the hollow tubes from which bicycles are constructed. Our technology has the capability to measure bone mineral density in both cortical and trabecular boneDual energy x-ray absorptiometry, or DXA, is considered the "Gold Standard" of bone mineral density measurement, but it cannot differentiate between cortical and trabecular bone.

In May 1999, we received clearance from the United States Food and Drug Administration, or FDA, to market an automated version of the OsteoGram software for use as a stand-alone product by physicians. In 2004 we launched the Digital Imaging and Communications in Medicine, or DICOM, a digital version of the product. Using digital or film-based x-ray equipment, two posterior-anterior views of the left-hand fingers are taken with an aluminum alloy reference wedge in each exposure. The calibration wedge is used to adjust for any differences among x-ray equipment, exposures and other variables. In the case of the film-based version of the OsteoGram, the developed film is scanned with a high-resolution desktop scanner, and the OsteoGram software analysis program rapidly produces an accurate and precise bone mineral density report. With a filmless x-ray system the digital image is captured on a workstation for analysis. We developed the DICOM-compliant version of the OsteoGram for use on filmless systems, which have become a high growth segment in the medical imaging market. DICOM is the industry-consortium established information standard that allows the new generation of digital medical imaging equipment to interconnect.

STRATEGIC PARTNERSHIPS

Throughout the 2007 fiscal year we continued to invest heavily in our OsteoGram business. Our effort is validated primarily by the fact that market leaders in the digital X-Ray equipment business have adopted our technology as a value-added offering. We believe that our network of digital equipment partners, which now includes CareStream China, OREX, a unit of CareStream (previously Kodak Health Group), Swissray International and FujiFilm Medical USA, is an asset that we have built over the past several years. Our principal challenge however, remains to help these partners be effective in the marketplace with our products, and help them acquire the specialized knowledge necessary to market our products effectively in their clinical markets. We continue to be engaged in multiple significant initiatives with our partners to help them build effective sales channels, target specific clinical customers, build reference sites, and create market awareness. Additionally, we believe that the initiatives discussed above in “Recent Events” could potentially provide additional support to our partners in the marketplace. There can be no guarantees, however, that we will ultimately be successful in increasing our revenues through these strategies or distribution channels.

RESEARCH AND DEVELOPMENT

During the 2007 fiscal year, our development staff focused on completing integration into our of our OsteoGram product into our OEMs platform to enhance OsteoGram to support the OEM’s marketing efforts. Additionally we begun developing enhancement designed to support the need of high-throughput imaging centers. These type of centers would include women’s health centers that offer mammography. We believe that our software needed to reduce the test time by at least 40% to be effective in an integrated workflow with mammography. As a result,  we developed a modified algorithm that requires only one-exposure to perform the test.  Additional areas of R&D focus included improving the automation of the software and the ease of installation, with improvement to the DICOM and PACS support as well as the introduction of “auto-detection” features. While these features were worked on for much of 2007, they were introduced into the market subsequent to the end of the fiscal 2007 year.

COMPETITION-OSTEOGRAM

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

The leading manufacturers of whole-body DXA scanners include General Electric's Lunar Division U.S. and Hologic, Inc. U.S., which together command most of the worldwide DXA market. The leading manufacturers of peripheral DXA machines are General Electric, Hologic, and Osteometer (a subsidiary of OSI Systems, U.S.). Whole body DXA products typically cost from $50,000-$130,000 and require specially trained technicians, who must be licensed in most states, and who are not available on a 24-hour, 7 days a week basis.

We experience extensive competition for the OsteoGram from companies that offer DXA machines, primarily because they are considered the "Gold Standard" for measuring bone mineral density and have a large installed base worldwide. We compete by offering cost effective testing and a product with a unique digital format. The OsteoGram was developed to enhance the use of existing radiological equipment for generating bone mineral density reports comparable to tests performed on the expensive, dedicated DXA equipment generally found in hospitals and specialty practices. The OsteoGram test is reimbursed by Medicare and manymedical insurance plans.

Other competition for the OsteoGram comes from less accurate ultrasound and other peripheral devices. Our competition also uses single-energy x-ray absorptiometry, quantitative computed tomography, quantitative ultrasoundy, and radiographic absorptiometry. All radiographic techniques in use today have been validated through extensive clinical studies and are currently approved in the U.S. for Medicare reimbursement. We employ the radiographic absorptiometry technology because we believe it offers a combination of accuracy, ease of use and relative low cost.

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

GOVERNMENT REGULATION

The Centers for Medicare and Medicaid Services approve diagnostic tests for reimbursement by Medicare. The OsteoGram is approved for reimbursement by Medicare as a centralized laboratory test and as a stand-alone system. Government regulations may change at any time and Medicare reimbursement for the OsteoGram test, as well as for other bone mineral density tests, may be withdrawn or reduced. Furthermore, other forms of testing for bone mineral density as an indicator of osteoporosis have been or may be approved for reimbursement, which may reduce our market share or profit margins for these services.

Our OsteoGram test and automated software have been cleared by FDA for use and sale. In addition, the OsteoGram is approved for use in a number of other countries, including the European Union through the award of a CE Mark. The OsteoGram software is subject to regulation as a medical device and is ISO 13485 certified. We are currently pursuing renewal of our certification in China.ECG testing is FDA cleared and Medicare approved.

There can be no guarantees that the Company will obtain and in the future maintain all the necessary regulatory approvals in each jurisdiction it is doing business in. Loss of such regulatory approvals could have a material adverse effect on our business.

PATENTS AND PROPRIETARY RIGHTS

The U.S. Patent and Trademark Office awarded us our first OsteoGram patent in June 2001 with a duration of 20 years. The patent covers twenty aspects of method and apparatus for determining bone mineral density. In April 2004 we were awarded a second patent with a duration of 20 years, which includes twenty-four claims covering image processing and bone segmentation technology.

In July 2004, we filed final action on a provisional U.S. patent application for our Digital Communications and Imaging in Medicine DICOM version of the OsteoGram product, which we believe will be a key patent in our field. We are unaware of any other patent to utilize standard or digital x-ray equipment and a DICOM image to evaluate bone mineral density and bone degenerative disease. In September 2004, we filed final action on an additional provisional U.S. patent application on a method to determine the percentage cortical versus trabecular bone utilizing a DICOM image. This is important, since many clinicians are turning their attention to bone microstructure for a more precise diagnosis and prediction of fracture risk. Dual energy x-ray absorptiometry, or DXA technology, which is considered the "Gold Standard" in bone mineral density testing, is unable to distinguish between cortical and trabecular bone. We believe that our ability to assess bone quality and other emerging parameters will help us to compete effectively with DXA, as clinicians become more aware of fracture risk assessment using parameters beyond bone mineral density.

In November 2005 we filed the final action on our patent application to protect our intellectual property rights relating to the integration of the OsteoGram with mammography equipment. We believe a strong market exists for coupling mammography and bone mineral density testing onto a single platform. Women often do not get tested for osteoporosis, since the disease is silent in nature and testing is inconvenient. Women do, however, get mammograms, so coupling the two tests is a winning combination for patients, imaging centers and digital imaging manufacturers. This action remains pending.

In October 2007 the Company was issued a US Patent for a Method, code, and system for assaying joint deformity. We believe that the claims underlying this patents have implication in the quantification and measurement of joint disease such as Arthritis. We have been approached by parties associated with pharmaceutical drug discovery and are exploring options to leverage our software and our intellectual properties in this area for a possible joint venture or other business relationship designed to couple our technology with new drugs being introduced in the Arthritis area. This could lead to new products as well as new distribution channels and revenue streams. However, there can be no guarantee at this time that such relationship can be made or that it would be successful.

The OsteoGram trademark has been our registered trademark since July 2, 2002. We filed and were awarded trademark protection for the OsteoClick, our remote, pay-per-use system utilizing the OsteoGram software positioned on a central server.

EMPLOYEES

As of September 30, 2007, we had 14 full-time and 4 part-time employees, in addition to our network of independent sales representatives and distributors. None of our employees is represented by a labor union and we have experienced no work stoppages. We consider our relations with our employees to be good. We also retain consultants from time to time when necessary. Independent cardiologists are retained for electrocardiogram "overreads" on a per-procedure basis.

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

ITEM 2.

DESCRIPTION OF PROPERTY

The Company's corporate office, computer center and warehouse facilities are located in 9,496 square feet in an office building located at 5777 West Century Blvd., Los Angeles, CA  90045. In December 2007, the Company is negotiating  a new  five –year lease with LAT Investment to move the facility on the twelfth floor to the third. The new location has 10,949 square feet and a base rent of $13,686 a month for the first year with 3% increase in the ensuing lease years, plus common area and parking expenses.   The proposed lease will give the Company the option to extend the term for an additional five years.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 31, 2007 we held a Special Meeting of Shareholders. At the meeting, the motions failed to pass because the holders of a majority of the outstanding shares of each class of voting stock independently failed to vote for the proposals, as required by Delaware law.

The voting results were as follows:

1)

Increase in the number of Authorized Common shares from 50,000,000 to 500,000,000 shares:

For	-	5,720,715
Against	-	3,233,898
Abstain	-	62,610

2)

Increase in the number of Authorized Preferred shares from 1,000,000 to 5,000,000 shares:

For	-	5,642,307
Against	-	3,278,586
Abstain	-	96,330

PART II

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

Year Ending September 30, 2007
Quarter Ended:	Common Stock
	High	Low
December 31, 2006	$0.40	$0.26
March 31, 2007	$0.37	$0.25
June 30, 2007	$0.62	$0.35
September 30, 2007	$0.71	$0.41

Year Ending September 30, 2006
Quarter Ended:	Common Stock
	High	Low
December 31, 2005	$0.87	$0.35
March 31, 2006	$0.89	$0.50
June 30, 2006	$0.76	$0.43
September 30, 2006	$0.51	$0.27

As of September 30, 2007, there were approximately 498 record holders of our common stock, which does not include common stock held in "nominee" or "street" name.

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

2006 STOCK INCENTIVE PLAN

There are 12,500,000 shares of common stock available for issuance under the 2006 Stock Incentive Plan. Options generally become exercisable at a rate of 33% of the shares subject to an option one year after its grant. The remaining shares generally become exercisable over an additional 24 months. The duration of the options may not exceed ten years, and in the case of an incentive stock option granted to a 10% stockholder, shall not exceed five years. Options are generally non-assignable, except in the case of death and may be exercised only while the optionee is employed by us or, in certain cases, within twelve months after death or disability. The purchase price and number of shares of common stock that may be purchased upon exercise of options are subject to adjustment in certain cases including stock splits, recapitalizations and reorganizations.

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

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis compares our results of operations for the year ended September 30, 2007 to the same period in 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2007 AS COMPARED TO 2006

Total revenues for fiscal 2007 were $2,216,000 as compared to $2,114,000 in fiscal 2006, an increase of 4.8%. This increase was in ECG services and OsteoGram sales.

ECG services revenue, consists of ECG processing, equipment rental, overread and maintenance, during fiscal 2007, increased by 9.3% to $1,824,000 from $1,669,000 of fiscal 2006, due to increased number of correctional facilities under contracts.

ECG product and supplies sales decreased by 49.4% in fiscal 2007 to $91,000 from $180,000 of fiscal 2006,  due to a one-time sale of ECG terminals to the Tennessee Department of Corrections in the first and second quarter of fiscal 2006.

OsteoGram revenues increased by 13.6% to $301,000 from $265,000 due to contractual commitment orders from our OEM partners.

Cost of ECG services increased by 19.2% to $653,000 in fiscal 2007 compared to $548,000 fiscal 2006. The increase was due to the effect of expensing employee stock options under FAS123R ($22,000) and  increased  staffing to better serve our customers.

Cost of goods sold for ECG for fiscal 2007 decreased by 50.0% to $64,000 from $128,000 in fiscal 2006, due to a one-time purchase of ECG terminals for the Tennessee Department of Corrections of fiscal 2006.

Cost of goods sold for OsteoGram decreased by 85.7% during fiscal 2007 to $1,000 from $7,000 of fiscal 2006, due to fewer security keys purchased by the Company in fiscal 2007.

Selling expenses increased by 32.8% for fiscal 2007 to $490,000 from $369,000 of fiscal 2006. The increase was due to the effect of expensing employee stock options under FAS123R ($15,000) and increased  staffing in ECG and OsteoGram Sales departments.

General and administrative expenses in fiscal 2007 increased by 43.7% to $1,586,000 from $1,104,000 of fiscal 2006. The increase was due to the effect of expensing employee stock options under FAS123R ($159,000), in taxation expense for foreign sales ($44,000), in the costs related to the Special Shareholder’s Meeting held Aug 31, 2007 ($42,000), and consulting services to support our expanded operations ($237,000).

Research and development costs increased for fiscal 2007 increased by 21.5% to $413,000 from $340,000 of fiscal 2006. The increase was due to the effect of expensing employee stock options under FAS123R ($27,000) and increased staffing to support our OEM partners.

Due to the effect of expensing employee stock options under SFAS 123R starting in October 2006, during fiscal 2007, the Company recorded $223,000 for the stock-based compensation. There were none in fiscal 2006.

Interest income and dividends increased by 57.1% to $77,000 in fiscal 2007 from $49,000 in  fiscal 2006, due to $2 million in additional capital that was raised by the sale of Class D Preferred Stock on March 12, 2007 pursuant to a Securities Purchase Agreement between the Company and Boston Avenue Capital, LLC.

As of September 30, 2007,  the Company evaluated its investments in marketable securities available for sale and concluded that certain securities were impaired, as the Company does not expect full recovery of its investment.  In making this determination, the Company recorded $379,000 in other-than-temporary impairment losses that reflect the recovery value of the Company’s investment in such marketable securities.

The Company’s net loss increased by 225.5% to $1,380,000 in fiscal 2007 from $424,000 in fiscal 2006. The increase was due to increase in staffing, expensing employee stock options under SFAS 123R and other-than-temporary impairment losses related to certain investments in marketable securities available for sale.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had approximately $1,463,000 in cash and marketable securities, as compared to a balance of $578,000 at September 30, 2006, a net increase of $885,000 or 153.2%, due to sales of the Preferred stock and warrants through a Securities Purchase Agreement we entered with Boston Avenue Capital, LLC in March 2007.

During fiscal year 2007, purchases of property and equipment increased to $74,000 from $41,000 for fiscal 2006, due to new acquired and renewed contracts with several Departments of Corrections. CompuMed purchased new property and equipment in order to perform services pursuant to contracts with state department of corrections.

We have historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. We also have raised funds through the sale of common and preferred stock issuances and proceeds from the exercise of stock options and warrants.

We intend to pursue additional research and/or sub-contractor agreements relating to the execution of our business plan . Additionally, we may seek partners and acquisition candidates of businesses that are complementary to our own. These investments would be subject to our obtaining financing through issuance of debt or other securities. An acquisition may result in increased indebtness or additonal dilution to stockholders.

A portion of the Company’s available capital is currently invested in other securities.  As of September 30, 2007, these investments included significant and highly concentrated direct investments with respect to the equity securities of publicly-traded companies. Any of these investments involve risk, and stockholders should recognize that the Company’s balance sheet may change depending on the timing, magnitude and performance of these investments.  Furthermore, these investments may be subject to volatility that may affect both the recorded value of such investments as well as our periodic earnings.   On August 17, 2007, the Company implemented a new investment policy, terminated the relationship with its previous investment manager and transferred its investment portfolio to  a new investment manager.  This new investment manager has been advising the Company with respect to its marketable securities that have unrealized losses to minimize further losses and to facilitate the Company’s transition to compliance with its new investment policy ..

As of September 30, 2007, the Company’s investments in marketable securities were valued at $494,000. The Company had $24,000 and $0 of realized gain in the fiscal years ended September 30, 2007 and 2006, respectively. As for unrealized loss, the Company recorded $62,000 and $15,000 in the fiscal years ended September 30, 2007 and 2006, respectively, net of reclassifications adjustments of $379,000 and $0, respectively, and net of income taxes of $0 for each of the years ended September 30, 2007 and 2006.  At September 30, 2007, the Company recorded $379,000 in other-than-temporary impairment losses.  On November 29, 2007, the Company sold $577,000 of its investments in marketable securities, which captured the other-than-temporary impairment loss recorded for fiscal 2007 and resulted in a further losses of $29,000 to be recorded in the first quarter of 2008.  The Company invested the proceeds of these sales of marketable securities in  mutual funds consisting solely of U.S. treasury securities in accordance with the Company’s newly adopted investment policy.

The Company has incurred recurring losses of $1,380,000 and $424,000 in fiscal years ended September 30, 2007 and 2006, respectively, resulting in aggregate losses of $1,804,000 over that two-year period. However, the Company anticipates that its cash flow from operations, available cash and marketable securities will be sufficient to meet its anticipated financial needs for at least the next 12 months. The Company may need to raise additional capital in the future, which might not be available on reasonable terms or at all. Failure to raise capital when needed could adversely impact the Company’s business, operating results and liquidity. If additional funds were raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to the Company’s common stock. The Company’s Common stock is currently quoted on the over-the-counter bulletin board, which will make it more difficult to raise funds through the issuance of equity securities. These additional sources of financing may not be available on acceptable terms, if at all.

Our primary capital resource commitments at September 30, 2007 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals and for our corporate office facility.

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

On March 14, 2007, we closed a private placement of our securities with Boston Avenue Capital, LLC pursuant to the Securities Purchase Agreement.  We sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of our Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share.  Pursuant to the Agreement, we issued all 4,167 shares of the authorized Class D Preferred Stock.   Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of our common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of our common stock and may be lawfully paid in cash, the dividends will be paid in cash.  In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of our assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of our common stock or upon any other series of our Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of our assets will be deemed a liquidation event unless no assets are distributed in respect of any class of our capital stock in connection with, or as a result of, such merger or consolidation.

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

Our ECG business is very competitive and we rely significantly on certain contracts with individual state governments.  A number of such contracts are coming due for renewals and we are engaged in a competitive bidding process to win further contracts with those state governments. The loss of any one of these contracts could have a material adverse effect on our revenue.   Additionally, it is possible that competitive pressures may force us to lower our prices, which could adversely effect our overall revenues as well as our gross profits.

OFF-BALANCE SHEET ARRANGEMENTS

None

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FSAB) issued FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 are effective for the Company on October 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48; however we believe that adoption of FIN 48 will not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on October 1, 2008. We are currently evaluating the impact of adopting SFAS 157; however we believe the adoption of SFAS 157 will not have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), ("SFAS 158"), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in a company's balance sheet. This portion of the new guidance is effective on September 30, 2007. Additionally, the pronouncement eliminates the option for companies to use a measurement date prior to their fiscal year-end effective September 30, 2009. Since we do not have any defined benefit pension or postretirement plans that are subject to SFAS 158, we do not expect the pronouncement to have a material impact on our  financial statements.

In September 2006, The Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides interpretive guidance on the SEC's views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for the fiscal year ended September 30, 2007. The application of SAB 108 did not have a material effect on our financial statements.

ITEM 7.

FINANCIAL STATEMENTS

The financial statements are included as a separate section following the signature page to this Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annually Report on Form 10-KSB. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during  the fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Initially, the Rights will not be exercisable, certificates for the Rights will not be issued and the Rights will automatically trade with our common stock. Until the close of business on the earlier of (i) the tenth day following the public announcement that a person or group of affiliated or associated persons, together the "Acquiring Person" other than us, our subsidiary or any employee benefit plan or employee stock plan, together an "Exempt Person" has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our outstanding common stock or (ii) the tenth business day following the commencement by any person, other than an Exempt Person of, or the announcement of the intention to commence, a tender or exchange offer that would result in the ownership of 15% or more of our outstanding common stock with the earlier of such dates in clauses (i) and (ii) being called the "Distribution Date", the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of August 1, 2005, by such common stock certificate, together with a copy of the Summary of Rights. On March 27, 2007, our Board of Directors approved an amendment to the Rights Agreement to modify the definition of an Acquiring Person so that it requires ownership of 35% or more of the outstanding common stock of the Company, as opposed to 15% or more, as set forth in the original Rights Agreement. A copy of that amendement is attached as Exhibit 10.17.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information concerning our directors and executive officers as of September 30, 2007:

NAME	POSITION WITH COMPANY	YEAR BECAME DIRECTOR	AGE
Robert Stuckelman . . . .	Chairman of the Board	1973	75
Simon James. . . . . . .	Director	2007	39
John Minnick. . . . . . .	Director	1985	59
John Romm, M.D. . . . . .	Director	1997	77
Stuart Silverman, M.D.	Director	1999	60
Mark Stolper. . . . . . .	Director	2007	36
Maurizio Vecchione. . . .	Interim CEO and President		46
Phuong Dang . . . . . .	Principal Financial Officer and Secretary		51

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

Simon James is a consultant to Oaktree Capital Management, LLC, Principal Opportunities Funds.  Prior to joining Oaktree in January 2005, Mr. James was an Associate Principal with McKinsey & Company, Inc., where he was responsible for developing, negotiating and leading complex strategic and operational turnarounds in a broad range of industries.  Mr. James received a PhD in finance and a bachelors degree in Natural Science from Cambridge University.

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

Mark Stolper is the Chief Financial Officer of RadNet, Inc., a NASDAQ-listed leading owner and operator of medical diagnostic imaging centers.  From January 2001 to July 2004, Mr. Stolper was a partner at Broadstream Capital Partners and West Coast Capital, Los Angeles-based investment banking firms focused on advising middle market companies engaged in financing and merger and acquisition transactions.  Prior to joining Broadstream, Mr. Stolper was responsible for business development and mergers and acquisitions for Eastman Kodak’s entertainment companies and its online image licensing business, Picture Network International.  Mr. Stolper has also served as a member of Archon Capital Partners, Dillon, Read & Co., Inc., and Saratoga Partners, LLP.  Mr. Stolper graduated magna cum laude from the University of Pennsylvania and received a finance degree from the Wharton School.

Maurizio Vecchione is a Managing Partner of Synthetica Holdings, LLC, a private equity fund, and the Chairman of Synthetica (America) Ltd., a turn-around consulting firm and a management consultant retained to provide strategic advice to CompuMed.  Mr. Vecchione co-founded Synthetica in September 2001 and has been managing its effort since then.  He also serves as Chairman of The IDEAS Studio, a multimedia content company in the educational field and Interim CEO of Mobile Video Development Corporation, an early stage company in wireless video technology.  Both firms are clients of  Synthetica. From July 2004 to September 2006 Mr. Vecchione served as CEO of Trestle Holdings, Inc, a medical imaging company for digital pathology and a company for which he orchestrated a restructuring and the sale of its operating assets. Trestle was a client of Synthetica and Mr. Vecchione's executive role there was as part of the engagement with Synthetica. From April 2003 to July 2004 Mr. Vecchione was President and CEO of Microwave Photonics, a wireless technology company he spun out of British Telecommunications. Microware Photonics was a client of Synthetica and Mr. Vecchione's executive role there was as part of the engagement with Synthetica. Prior to joining Microwave he was the founder  and co-CEO of imaging rendering company ModaCAD (later Styleclick).

Ms. Dang has a degree in Accounting and been employed by us since 1990. She has served as Controller, Secretary and Principal Financial Officer since 1997. Ms. Dang has 30 years of corporate accounting and finance experience in the healthcare field, mail order and retail stores . Prior to joining to us, she served as Accounting Manager for the Maxicare Medical Center from 1984 to 1990. From 1978 to 1984, she served as Bookkeeper and Senior Staff Accountant for Sunset House/ Gadget Tree a division of Carter Hawley Hale.

BOARD MEETINGS AND COMMITTEES

Our Board of Directors held a total of sixteen meetings during the fiscal year ended September 30, 2007. All of our Directors attended each meeting.

AUDIT COMMITTEE

The Audit Committee is primarily responsible for approving the services performed by our independent auditors and reviewing reports of our external auditors regarding our accounting practices and systems of internal accounting controls. This Committee currently consists of Mr. Stuckelman and Dr. Romm. The Audit Committee met four times during the fiscal year ended September 30, 2007. Mr. Stuckelman has been approved by our Board of Directors as the independent Audit Committee Financial Expert.

COMPENSATION COMMITTEE

The Compensation Committee reviews and approves our compensation policy and has assumed responsibility for administration of our Stock Option Plans. This Committee currently consists of Mr. Minnick, Dr. Silverman and Simon James. The Compensation Committee met two times during the fiscal year ended September 30, 2007. Mr. James was appointed to the Compensation Committee on October 17, 2007.

EXECUTIVE COMMITTEE

The Executive Committee is comprised of Dr. Silverman and Mr. Stuckelman and meets monthly with the Chief Executive Officer to review company strategy and our financial condition. The Executive Committee met thirteen times during the fiscal year ended September 30, 2007.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended September 30, 2007, we believe Forms 3, 4 or 5 were timely filed.

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

ITEM 10.

EXECUTIVE COMPENSATION

The following table shows for the fiscal year ended September 30, 2007 certain compensation information for our principal executive officer, principal financial officer and another individual who served as a principal executive officer during the fiscal year ended September 30, 2007. Other than our principal executive and principal financial officers serving during fiscal year 2007, we had no other reportable executive officers for the period.

	SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total ($)
Maurizio Vecchione
Chief Executive Officer (PEO)	2007	$140,000	(1)	-	-	$27,200	(2)	-	-		$167,200
John G. McLaughlin
Former Chief Executive Officer	2007	$225,000	(3)	$9,000	-	$15,000	(4)	-	-	$2,000	$251,000
Phuong Dang
Principal Financial Officer	2007	$116,000		$12,000	-	$13,000		-	-	$2,000	$143,000

(1)

 Mr. Vecchione was appointed as Chief Executive Officer of the Company as of June 1, 2007 in connection with a new consulting agreement between the Company and Synthetica (America) Ltd. (“Synthetica”), dated as of June 7, 2007 (the “New Synthetica Consulting Agreement”).  Pursuant to such agreement, the Company is obligated to pay Synthetica $15,000 monthly for  the services of Mr. Vecchione as Chief Executive Officer and other consulting services.  Mr. Vecchione is a principal of Synthetica Ltd.  Additionally, pursuant to a prior consulting agreement dated May 1, 2006 (the “Old Synthetica Consulting Agreement”) between the Company and Synthetica, the Company was paying Synthetica $10,000 monthly fees for consulting services provided by Mr. Vecchione prior to his appointment as Chief Executive Officer, and such amounts paid in fiscal 2007 are also included in the “salary” column.

(2)

In connection with the Old Synthetica Consulting Agreement, Synthetica was granted warrants to purchase 50,000 shares of common stock that vested in fiscal 2007.  Additionally, under the New Synthetica Consulting Agreement, Synthetica received warrants to purchase 170,000 shares of common stock during fiscal 2007.  The total reported amount is that which was recognized as compensation expense during such period pursuant to SFAS 123R.   Mr. Vecchione is a principal of Synthetica.

(3)

Mr. McLaughlin resigned as Chief Executive Officer as of June 1, 2007 but continued to provide consulting services to the Company through December 2007, and the amount included under the “salary” column for Mr. McLaughlin includes both his salary during the time he served as the Company’s Chief Executive Officer and amounts paid to him as a consultant during fiscal 2007.

(4)

These options were forfeited at Mr McLaughlin resignation on June 1, 2007

(5)

Reflects matching Company contributions on behalf of the officer in the Company-sponsored  401(k) tax-deferred savings plan.

The following table shows the number of shares covered by exercisable and unexercisable options held by the named executive officers on September 30, 2007. There were no other outstanding equity awards as of September 30, 2007.

	Outstanding Equity Awards At Fiscal 9/30/07
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Awards Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Maurizio Vecchione			50,000(1)	$0.65	6/30/2008
Chief Executive Officer			100,000(2)	$0.65	6/30/2008
	100,000			$0.65	6/30/2008
	56,666	113,334(3)		$0.29	5/17/2017
John G. McLaughlin	100,000		-	$0.25	12/31/2008
Former Chief Executive Officer	50,000		-	$0.20	12/31/2008
	137,995		-	$0.10	12/31/2008
	45,000		-	$0.35	12/31/2008
	200,000		-	$0.16	12/31/2008
	30,000	15,000(4)	-	$0.32	12/31/2008
	20,000	20,000(5)	-	$0.64	12/31/2008
	50,000		-	$0.39	12/31/2008
Phuong Dang	3,450		-	$0.67	3/20/2008
Principal Financial Officer	6,000		-	$0.67	1/8/2009
	20,000		-	$0.63	1/10/2010
	35,000		-	$0.35	12/23/2013
	23,333	11,667(6)	-	$0.32	12/13/2014
	15,000	30,000(7)	-	$0.64	12/22/2015
	41,667	83,333(8)	-	$0.39	8/18/2016
		125,000(9)	-	$0.29	5/17/2017

(1)  These warrants, granted to Synthetica (America) Ltd., (“Synthetica”),  vest 100% and become immediately exercisable upon the occurrence of the Company’s common stock reaching a certain trading price prior to the warrants expiration.  Mr. Vecchione is a principal of Synthetica.

(2)  These warrants, granted to Synthetica , vest 100% and become immediately exercisable upon the Company meeting certain revenue thresholds for fiscal year 2007.  Mr. Vecchione is a principal of Synthetica.

(3)  These warrants, granted to Synthetica  in connection with the New Synthetica Consulting Agreement and Mr. Vecchione being appointed Chief Executive Officer of the Company, vested 33-1/3% on the effective issue date (May 17, 2007) and vest in two additional equal installments of 33-1/3% on the next two annual anniversary dates thereafter.  Mr. Vecchione is a principal of Synthetica.

(4)  The remaining 15,000 shares of this option grant vest on December 13, 2007.

(5)  The remaining 20,000 shares of this option grant vest on December 22, 2007.

(6)  The remaining 11,667 shares of this option grant vest on December 13, 2007.

(7)  The remaining 30,000 shares of this option grant vest in equal annual installments on December 22, 2007 and December 22, 2008.

(8)  The remaining 83,333 shares of this option grant vest in equal annual installments on August 18, 2008 and August 18, 2009.

(9)  These option shares vest in 33-1/3% equal annual installments beginning on May 17, 2008.

COMPENSATION OF DIRECTORS

Each of the Directors receives an annual Board of Directors fee of $18,000, which is paid to each Director in equal monthly installments. The Chairman receives an additional $6,000. In addition to the Board of Directors fee, Directors receive an additional $1,500 per meeting when they serve as a member of the Executive, Audit or Compensation Committee. Such amount is reduced to $750 if the committee meeting is held by teleconference or on the same day as the board meeting.

	DIRECTOR COMPENSATION FOR 2007
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Simon James	-	-	$150,378 (1)	-	-	-	$150,378

John Minnick	$25,800	-	$45,113(2)	-	-	$7,687(7)	$78,600

John Romm	$27,300	-	$45,113(3)	-	-	-	$72,413

Stuart Silverman	$39,800	-	$45,113(4)	-	-	-	$84,913

Mark Stolper	-	-	$100,252(5)	-	-	-	$100,252

Robert Stuckelman	$46,250	-	$65,164(6)	-	-	-	$111,414

(1)  The number of option awards outstanding at 9/30/07 fiscal year end is 1,500,000.

(2)  The number of option awards outstanding at 9/30/07 fiscal year end is 1,327,000.

(3)  The number of option awards outstanding at 9/30/07 fiscal year end is 1,277,466.

(4)  The number of option awards outstanding at 9/30/07 fiscal year end is 1,597,772.

(5)  The number of option awards outstanding at 9/30/07 fiscal year end is 1,000,000.

(6)  The number of option awards outstanding at 9/30/07 fiscal year end is 1,895,263.

(7)  These payments were made to Minnick Capital Management for investment services received.

Mr. Minnick is the sole owner of Minnick Capital Management.

EMPLOYMENT AND CONSULTING AGREEMENTS

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

Effective June 1, 2007, we appointed Maurizio Vecchione to the position of Interim Chief Executive Officer.  We amended our Contractor Agreement with Synthetica (America), Ltd. to provide the services of Mr. Vecchione in this capacity for consideration of $15,000 per month and 170,000 warrants at $0.29 per share. One third of the warrants vested on May 17, 2007, one third will vest at May 17, 2008 and one third will vest on May 17, 2009. These warrants will expire ten years in May 17, 2017.  Under the terms of the Amendment, Mr. Vecchione, while part-time, will spend sufficient time at the Company to discharge the duties needed of the CEO.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of September 30, 2007 regarding shares of our common stock subject to outstanding options or authorized for issuance under our currently existing equity compensation plan.

	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (A)	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (B)	NUMBER OF SECURITIES REMAINING AND AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)) (C)
Equity compensation plans approved by security holders	1,560,030	0.42	-0-
Equity compensation plans not approved by security holders	9,677,384	0.27	6,918,810
Total	11,237,414	0.29	6,918,810

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

NARRATIVE DESCRIPTION OF THE 2006 STOCK INCENTIVE PLAN

There are 12,500,000 shares of common stock available for issuance under the 2006 Stock Incentive Plan. Options generally become exercisable at a rate of 33% of the shares subject to an option one year after its grant. The remaining shares generally become exercisable over an additional 24 months. The duration of the options may not exceed ten years, and in the case of an incentive stock option granted to a 10% stockholder, shall not exceed five years. Options are generally non-assignable, except in the case of death and may be exercised only while the optionee is employed by us or, in certain cases, within twelve months after death or disability. The purchase price and number of shares of common stock that may be purchased upon exercise of options are subject to adjustment in certain cases including stock splits, recapitalizations and reorganizations.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of the our common stock as of November 30, 2007 by: (a) each director of the Company; (b) the executive officer named in the Executive Compensation Table; (c) our directors and executive officer as a group; and (d) each person known to us who beneficially owns 5% or more of our common stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our outstanding capital stock as of November 30, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our executive officers and (iv) our directors and executive officers as a group.  Unless otherwise indicated, the address of the beneficial owner is c/o CompuMed, Inc., 5777 W. Century Boulevard, Suite 1285, Los Angeles, CA 90045.

	Common Stock (1)
Name of Beneficial Owner	Number of Shares	%
Phuong Dang	171,117(2)	*
Simon James	-	-
John Minnick	1,136,857(3)	4.4%
John Romm	971,968(4)	3.8%
Stuart Silverman	1,281,721(5)	4.9%
Mark Stolper	-	-
Robert Stuckelman	1,608,258(6)	6.2%
Maurizio Vecchione	156,666(7)	*
All officers and directors as a group (eight persons)	5,326,588(8)	19.3%

__________

*Less than 1%

 (1)  24,939,283 shares of common stock were outstanding as of November 30, 2007.

(2)  Includes 171,117 shares issuable within 60 days under stock options.

(3)  Includes 760,334 shares issuable within 60 days under stock options.

(4)  Includes 710,800 shares issuable within 60 days under stock options.

(5)  Includes 1,031,106 shares issuable within 60 days under stock options.

(6)  Includes 1,086,930 shares issable within 60 days under stock options.

(7)  Includes 156,666 shares issuable within 60 days under  warrants.

(8) Includes 3,760,287 shares issuable within 60 days under stock options and 156,666 shares issuable within 60 days under warrants.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We retained the services of John Minnick, who is the principal of Minnick Capital Management and  also a member of the Board of Directors, to provide advice on the investment portfolio from August 1999 to September 2007. During the fiscal years ended September 30, 2007 and 2006, we incurred $7,000 and $3,000 for these services, respectively.

On June 1, 2007, the Company appointed Mr. Vecchione as Interim Chief Executive Officer. Mr. Vecchione is a principal of Synthetica (America), Ltd, to which the Company paid $140,000 and $30,000 in consulting fees during the year ended September 30, 2007 and 2006, respectively.

During the year ended September 30, 2007, the Company retained Anna Yesilevsky to serve as Chief Operating Officer, a non-officer capacity of the Company. Ms. Yesilevsky is also an employee of Boston Avenue Capital, LLC, a shareholder of the Company. During fiscal year 2007, the Company paid AY Capital Management for Ms. Yesilevsky services  $28,000.

The OTC Bulletin Board, on which the Company's common stock is currently traded, does not have a requirement that a majority of the Board of Directors be independent or separate independence determination requirements.  However, with respect to the definition of independence utilized by The NASDAQ Stock Market, the Company believes that four of the Company's current six directors would be deemed independent, while Simon James and Mark Stolper may not be.  The Company believes that each member of the Company's audit committee would be deemed to be independent under the applicable rules of The NASDAQ Stock Market, and that two of the three members of the Company's compensation committee would be deemed independent, while Simon James may not be.

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
10.17

Amendment of the Rights Agreement to modify the definition of an Acquiring Person so that it requires ownership of 35% or more of the outstanding common stock of the Company opposed to 15% or more, as set forth in the original Rights Agreement (included as item 3.03 to the Form 8-K filed April 02, 2007, and incorporated herein by reference).

10.18

Appointment of Simon James and Mark Stolper as Directors pursuant to the Side Letter Agreement with Boston Avenue Capital, LLC (included as 10.1 and 10.2 to the Form-8K filed May 23, 2007, and incorporated herein by reference).

10.19

Resignation  of John G. McLaughlin, Chief Executive Officer on June 1, 2007 and appointment of Maurizio Vecchione as Interim Chief Executive Officer (included as item 5.02 and Exhibit 99.1 to the Form 8-K filed on June 6, 2007, and incorporated herein by reference ).

10.20	Consulting Agreement between the Company and Synthetica, LTD, dated June 7, 2007 (included as Exhibit 10.1 to the Form-8K filed June 7, 2007, and incorporated herein by reference).
21.1	Subsidiaries (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $59,000 and $54,000 for fiscal years 2007 and 2006, respectively.

Audit-Related Fees. None.

Tax Fees. The aggregate fees billed to us for professional services rendered by our principal accountants for tax related services were $5,000 each for fiscal years 2007 and 2006.

All Other Fees. None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUMED, INC.

Date: December 27, 2007	By:	/s/ Maurizio Vecchione
Maurizio Vecchione
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Maurizio Vecchione	President and Chief Executive Officer	December 27, 2007
Maurizio Vecchione

/s/ Phuong Dang	Secretary and Principal Financial Officer	December 27, 2007
Phuong Dang

/s/ Robert Stuckelman	Chairman of the Board	December 27, 2007
Robert Stuckelman

/s/ James Simon	Director	December 27, 2007
James Simon

/s/ John D. Minnick	Director	December 27, 2007
John D. Minnick

/s/ John Romm	Director	December 27, 2007
John Romm

/s/ Stuart Silverman	Director	December 27, 2007
Stuart Silverman

/s/ Mark Stolper	Director	December 27, 2007
Mark Stolper

COMPUMED, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CompuMed, Inc.

Los Angeles, California

We have audited the accompanying balance sheet of CompuMed, Inc. as of September 30, 2007, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuMed, Inc. as of September 30, 2007, and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

By:	/s/ Rose, Snyder & Jacobs
Rose, Snyder & Jacobs

A Corporation of Certified Public Accountants

Encino, California

December 18, 2007

COMPUMED, INC.

BALANCE SHEET

September 30,
ASSETS	2007
CURRENT ASSETS
Cash	969,000
Marketable securities, at fair market value	494,000
Accounts receivable, less allowance of $27,000	307,000
Other receivables	5,000
Inventory	42,000
Prepaid expenses and other current assets	18,000
TOTAL CURRENT ASSETS	1,835,000
PROPERTY AND EQUIPMENT
Machinery and equipment	1,235,000
Furniture, fixtures and leasehold improvements	76,000
Equipment under capital leases	323,000
1,634,000
Accumulated depreciation and amortization	(1,359,000)
TOTAL PROPERTY AND EQUIPMENT	275,000
OTHER ASSETS
Patents, net of accumulated amortization of $9,000	138,000
Other assets	13,000
TOTAL OTHER ASSETS	151,000
TOTAL ASSETS	2,261,000
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable	236,000
Accrued liabilities	177,000
Unearned revenue - ECG Processing	2,000
Current portion of capital lease obligations	73,000
TOTAL CURRENT LIABILITIES	488,000
Capital lease obligations, less current portion
Commitments and Contingencies	133,000
STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -
issued and outstanding - 8,400 shares	1,000
Preferred Stock- Class B $3.50 cumulative convertible voting -
issued and outstanding - 300 shares	-
Preferred Stock- Class D 2% convertible - issued and outstanding - 4,167 shares	-
Common Stock, $0.01 par value - authorized 50,000,000 shares,
issued and outstanding - 24,939,283 shares	250,000
Additional paid in capital	35,842,000
Accumulated deficit	(34,393,000)
Accumulated other comprehensive income	(60,000)
TOTAL STOCKHOLDERS' EQUITY	1,640,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	2,261,000

See notes to financial statements and report of Independent Registered Public Accounting Firm.

COMPUMED, INC.

STATEMENTS OF OPERATIONS

	2007	2006
REVENUE FROM OPERATIONS
ECG services	1,824,000	1,669,000
ECG product and supplies sales	91,000	180,000
OsteoGram (R) sales and services	301,000	265,000
	2,216,000	2,114,000
COSTS AND EXPENSES
Costs of ECG services	653,000	548,000
Cost of goods sold-ECG	64,000	128,000
Cost of goods sold - OsteoGram (R)	1,000	7,000
Selling expenses	490,000	369,000
Research & development	413,000	340,000
General and administrative expenses	1,586,000	1,104,000
Depreciation and amortization	85,000	71,000
	3,292,000	2,567,000

OPERATING LOSS	(1,076,000)	(453,000)
Interest Income and dividends	77,000	49,000
Impairment of investments	(379,000)	-
Realized gain on marketable securities	24,000	-
Interest expense	(26,000)	(20,000)
NET LOSS	(1,380,000)	(424,000)
NET LOSS PER SHARE (Basic and diluted)	(0.06)	(0.02)
Weighted average number of common shares outstanding	24,579,658	23,702,613

See notes to financial statements and report of Independent Registered Public Accounting Firm.

COMPUMED, INC.

STATEMENTS OF STOCKHOLDER'S EQUITY

	PREFERRED STOCK	COMMON STOCK	ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE INCOME	DEFERRED STOCK COMPENSATION	TOTAL
Balances at
September 30, 2005	1,000	230,000	33,154,000	(32,589,000)	17,000	(6,000)	807,000
Unrealized loss
on marketable securities					(15,000)		(15,000)
Stock options issued
for services		1,000	62,000			(24,000)	39,000
Amortization of
deferred compensation						7,000	7,000
Issuance of common
stock to Dutchess		4,000	248,000				252,000
Exercise of options		8,000	154,000				162,000
Net Loss	-	-	-	(424,000)	-	-	(424,000)
Balances at
September 30, 2006	1,000	243,000	33,618,000	(33,013,000)	2,000	(23,000)	828,000
Unrealized loss					(441,000)		(441,000)
on marketable securities
Reclassification adjustment					379,000		379,000
for permanently impaired
investments
Reclassification of
deferred compensation			(23,000)			23,000	-
Stock-based compensation			236,000				236,000
Issuance of common		4,000	110,000				114,000
stock to Dutchess
Issuance of preferred stock
to Boston Avenue Capital LLC			1,866,000				1,866,000
Exercise of stock options		3,000	35,000				38,000
Net Loss	-	-	-	(1,380,000)	-	-	(1,380,000)
Balances at
September 30, 2007	1,000	250,000	35,842,000	(34,393,000)	(60,000)	-	1,640,000
Comprehensive losses for the years ended September 30, 2007 and 2006 were ($1,442,000) and ($439,000), respectively.

See notes to financial statements and report of Independent Registered Public Accounting Firm.

COMPUMED, INC.

STATEMENTS OF CASH FLOWS

	Twelve Months Ending September 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	(1,380,000)	(424,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of fixed assets	0	2,000
Realized (gain)/loss on marketable securities	(24,000)	0
Impairment loss on marketable securities	379,000	-
Amortization of deferred stock compensation	0	7,000
Stock-based compensation	236,000
Depreciation and amortization	85,000	71,000
(Increase)/Decrease in accounts receivable	(59,000)	70,000
(Increase)/Decrease in inventory and prepaid expenses	(22,000)	11,000
Increase/(Decrease) in accounts payable and other liabilities	200,000	(51,000)
NET CASH USED IN OPERATING ACTIVITIES	(585,000)	(314,000)
CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from selling of marketable securities	253,000	-
Investments in purchase of marketable securities	(779,000)	(110,000)
Purchase of other asset	(26,000)	(39,000)
Purchase of property, plant and equipment	(48,000)	(3,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(600,000)	(152,000)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option	38,000	162,000
Net offering of the investment agreement with Dutchess Private Equities Fund	114,000	252,000
Net offering of the private placement of Boston Avenue Capital	1,866,000	-
Payments on capital lease obligations	(57,000)	(36,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,961,000	378,000
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	776,000	(88,000)
CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD	193,000	281,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	969,000	193,000
SUPPLEMENTAL DISCLOSURES:
Interest paid	26,000	20,000
Disposal of fixed assets	2,000	67,000
Equipment acquired under capital lease	102,000	38,000

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

The Company generated negative cash flows from operations and had net losses aggregating $1,804,000 in fiscal years ended September 30, 2007 and 2006. The Company's business strategy includes an expansion in OsteoGram® sales through domestic and international marketing and distribution efforts and product improvements as well as an expansion of its ECG service business, OsteoGram® into new markets such as the Military, the Federal correctional market, the surgical centers market and others. The Company intends to finance this business strategy by using its current working capital resources and cash flows from existing operations as well as possible future additional equity sales. There can be no assurance that the business expansion will be sufficient to offset related expenses in which case the Company may have to seek additional sources of capital, which may or may not be available, or significantly reduce or restructure its operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to generate profits and reduce its operating losses and negative cash flows. No assurance can be given that the Company will be able to accomplish these objectives. The Company uses existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company had raised these funds in 1997 through 2007 through stock issuances and proceeds from the exercise of certain stock options and warrants. The Company also raised funds through an Investment Agreement with Dutchess Private Equities Fund. This Investment Agreement expired March 25, 2007, and was not renewed.

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

MARKETABLE SECURITIES:

Marketable securities consist of common stock of publicly traded domestic companies and are stated at market value based on the most recently traded price of these securities at September 30, 2007. All marketable securities are classified as available for sale at September 30, 2007 and 2006. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

As of September 30, 2007, the Company's investments in marketable securities were valued at $494,000. The Company had $24,000 and $0 of realized gain in the fiscal years ended September 30, 2007 and 2006, respectively. As for unrealized loss, the Company recorded $62,000 and $15,000 in the fiscal years ended September 30, 2007 and 2006, respectively (net of reclassifications adjustments of $379,000 and $0 ), net of income taxes of $0 for the years ended September 30, 2007 and 2006. At September 30, 2007, the Company recognized $379,000 of unrealized loss on investments in securities because they were permanently impaired. On November 29, 2007,  the Company sold securities which captured the loss recorded for FY07 and resulted in a further loss of $29,000 to be recorded in the first quarter of 2008. On September 30, 2007 the Company changed investment managers and modified its investment policy to take less risk with its investmenhts instead of seeking the highest interest or dividends.

ACCOUNTS RECEIVABLE:

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

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over 3 to 5 years. As of September 30, 2007, the property and equipment being leased to customers had a historical cost of $1,233,000. Amortization of assets leased under capital leases is included in Depreciation and Amortization Expenses.

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

PER SHARE DATA:

The Company reports its earnings (loss) per share in accordance with Statement of Financial Accounting Standards No.128, "Accounting forEarnings Per Share" ("FAS 128"). Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and the effect of the conversion of the Class A Preferred Stock,  Class B Preferred Stock and Class D Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

FINANCIAL INSTRUMENTS:

The carrying value of short-term financial instruments such as cash equivalents, accounts receivable, accounts payable, accrued liabilities andcapital leases approximates their fair value based on the short-term maturities of these instruments.

LONG-LIVED ASSETS:

Long-lived assets used in operations are reviewed periodically to determine whether the carrying values are not impaired and, if indications of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded. Any impairment is charged toexpense in the period in which the impairment is determined. The Company has not recorded impairment charges for long lived assets during the years ended September 30, 2007 and 2006.

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

Effective October 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the fiscal year 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period. As a result of adopting SFAS No. 123R on October 1, 2006, our stock-based compensation was $223,000 for the year ended September 30, 2007.

The table below represents our pro forma net income giving effect to the estimate d compensation expense related to stock options that would have been reported if we had applied the fair value recognition provisions of SFAS No. 123 for the fiscal year ended September 30, 2007.

Fiscal Year Ended September 30, 2006
Net loss as reported	(424,000)
Basic and diluted loss per share as reported	(0.02)
Add: stock based employee compensation cost included in determination of net loss reported	15,000
Deduct: stock-based employee compensation cost that would have been included in the determination of net loss if the fair value method had been applied to all awards	(122,000)
Pro forma net loss if the fair value based method had been applied to all awards	(531,000)
Basic and diluted pro forma loss per share if the fair value based method had been applied for all awards	(0.02)

Note that the above pro forma disclosure was not presented for the fiscal year ended September 30, 2007 because the stock-based employee compensation expense is included in the condensed consolidated statements of operations using the fair value recognition method under SFAS No. 123R for this period.

CONCENTRATION OF CREDIT RISK:

The Company sells its products throughout the United States and in the international markets. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the year ended September 30, 2007, total revenue from two customers accounted for approximately 33% of the Company total revenue, and one customer accounted for 30% of total accounts receivable at September 30, 2007. The Company maintains cash balance at a financial institution which accounts are insured by the Federal Deposit Insurance Corporation of $100,000. The portion in excess of the federally insured limit amounted to approximately $768,000 at September 30, 2007.

NOTE B - INCOME TAXES

At September 30, 2007, the Company has available for federal income tax purposes, net operating loss carry forwards of approximately $8 million, which expire between 2008 and 2027.  The utilization of the above net operating loss carry forwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization.  The difference between the Company's effective income tax rate and the statutory federal rate for the years ended September 30, 2007 and 2006 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of its realization.  The valuation allowance was $2,985,000 and $2,569,000 at September 30, 2007 and 2006, respectively, representing an increase of $416,000 for the year ended September 30, 2007.  This increase is mainly explained by loss carry forwards for which no tax effect was recognized due to the uncertainty of its realization, offset by loss carry forwards that expired at September 30, 2007.

Significant components of the deferred tax liabilities and assets as of September 30, 2007 are as follows:

	2007	2006-5
Deferred tax liabilities:	0	0
Deferred tax assets:
Net operating loss carry forwards	2,951,000	2,533,000
Other asset and liabilities	34,000	36,000
Total deferred tax assets	2,985,000	2,569,000
Valuation allowance for Deferred tax assets	(2,985,000)	(2,569,000)
Net deferred tax assets	0	0
Total	$0	$0

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

CLASS D PREFERRED STOCK:

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

ISSUANCE OF COMMON STOCK - EQUITY LINE OF CREDIT

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

Initially, the Rights will not be exercisable, certificates for the Rights will not be issued and the Rights will automatically trade with our common stock. Until the close of business on the earlier of (i) the tenth day following the public announcement that a person or group of affiliated or associated persons, together the "Acquiring Person" other than us, our subsidiary or any employee benefit plan or employee stock plan, together an "Exempt Person" has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our outstanding common stock or (ii) the tenth business day following the commencement by any person, other than an Exempt Person of, or the announcement of the intention to commence, a tender or exchange offer that would result in the ownership of 15% or more of our outstanding common stock with the earlier of such dates in clauses (i) and (ii) being called the "Distribution Date", the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of August 1, 2005, by such common stock certificate, together with a copy of the Summary of Rights. On March  28, 2007, the Board amended the dividend rights to take effect when any person acquires or announces an intention to acquire over 35% ownership.

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

During fiscal year ended September 30, 2007, the Company granted to directors, officers and employees options to purchase 5,295,000 shares and  consultants 220,000 shares of warrants. The fair value of the options and warrants have been estimated at $558,000, at the date grant, and is based on the assumptions below on the date of grant using the Black-Scholes valuation model.

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

	Fiscal Year Ended September 30, 2007	Fiscal Year Ended September 30, 2006
Risk free interest rate	4.15 % to 4.96%	4.47% - 4.88%
Stock volatility factor	23.5% - 27.8%	21.8%
Weighted average expected option life	5 - 6 years	5 years
Expected dividend yield	None	None

A summary of the stock option activity, and related information for the years ended September 30 follows:

The pro forma net loss and loss per share had the Company accounted for its options using FAS 123 would have been as follows:

Twelve Months Ended September 30,
2006
Net loss as reported	(424,000)
asic and diluted loss per share as reported	(0.02)
Add: stock based employee compensation cost included in determination of net loss reported	15,000
Deduct: stock-based employee compensation cost that would have been included in the determination of net loss if the fair value method had been applied to all awards	(122,000)
Pro forma net loss if the fair value based method had been applied to all awards	(531,000)
Basic and diluted pro forma loss per share if the fair value based method had been applied for all awards	(0.02)

The following summarizes information concerning stock options outstanding at September 30, 2007:

	2007		2006
	Shares	Weighted Average Exercise Price	Weighted Average Exercise Shares	Price
Options outstanding, beginning of period	6,754,828	$0.29	6,571,934	$0.25
Options exercised	(316,229)	0.12	(825,441)	0.20
Options granted	5,295,000	0.29	1,500,000	0.45
Options forfeited/canceled	(496,185)	0.48	(491,665)	0.28
Options outstanding, end of period	11,237,414	$0.29	6,754,828	$0.30
Options exercisable, end of period	4,985,754	0.27	4,624,834	0.26

Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price of Shares Outstanding	Shares Exercisable	Weighted Average Exercise Price of Shares Exercisable
$0.0000 - $0.4250	10,193,414	7.83	$0.25	4,138,420	$0.19
$0.4251 - $0.8500	1,034,000	3.58	$0.66	837,334	$0.66
$0.8501 - $1.2750	10,000	2.58	$0.95	10,000	$0.95
	11,237,414	7.43	$0.29	4,985,754	$0.27

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company has capital leases for machinery and equipment that expire in 2012. The Company is negotiating  a new  five –year lease with LAT Investment to move the facility on the twelfth floor to the third. The new location has 10,949 square feet and a base rent of $13,686 a month for the first year with 3% increase in the ensuing lease years, plus common area and parking expenses. The following is a summary as of September 30, 2007 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

	Capital Lease	Operating Leases
Year Ending September 30
2008	98,000	162,000
2009	95,000	166,000
2010	44,000	171,000
2011	14,000	175,000
2012	-	174,000
Total minimum lease payments	251,000	848,000
Less amount representing interest	45,000
Net minimum lease payments	206,000
Less current portion	73,000
Present value of net minimum payments, less current portion	133,000

During the year ended September 30, 2007, the Company entered a capital lease obligation for equipment at the cost of $102,000. This obligation bears an average interest of 15.7 % and a monthly payment of $3,000 and matures in November 2010.

Rental expense under operating leases was $132,000 and $129,000 in fiscal years 2007 and 2006, respectively.

LITIGATION

From time to time the Company is involved in litigation and threatened litigation arising in the ordinary course of business. The Company is not aware of any material unsettled litigation.

EMPLOYMENT AGREEMENT

The Company entered into a long-term agreement with John McLaughlin effective November 2, 2002 through September 30, 2004. This agreement provided a base salary of $150,000 per year and a bonus up to $150,000 based on performance factors including revenue, profit and accomplishment of certain key milestones. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of Common Stock at an exercise price of $0.20 per share upon acceptance of the agreement. On September 24, 2004, the Board passed a resolution to extend this contract for an additional year to 2005. On September 9, 2005 the Board passed a resolution to continue Mr. McLaughlin at a monthly salary of $14,500 starting October 1, 2005. The agreement was ended on June 1, 2007.

NOTE F - SAVINGS AND RETIREMENT PLANS

The Company has a Savings and Retirement Plan (the "Plan") under which every full-time salaried employee who is 18 years of age or older may contribute up to 100 percent of his or her eligible annual salary to the Plan. For an employee contribution of up to but not exceeding 6 percent of the employee's annual salary the Company makes a matching contribution of $0.25 for every $1.00 of the employee's contribution. The Company's contributions are 100 percent vested after 36 months of contributions to the Plan. Benefits are payable under the Plan upon termination of a participant's employment with the Company or at retirement. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company's matching contribution, which was charged to expense, was $15,000 and $14,000 for fiscal 2007 and 2006, respectively.

NOTE G - RELATED PARTY TRANSACTIONS

The Company retained the services of John Minnick, who is the principal of Minnick Capital Management and also a member of the Board of Directors, to provide advice on the investment portfolio from August 1999 to September 2007. During fiscal years ended September 30, 2007 and 2006, the Company incurred $7,000 and $3,000 for these services, respectively.

On June 1, 2007, the Company appointed Mr. Vecchione as Interim Chief Executive Officer. Mr. Vecchione is a principal of Synthetica (America), Ltd, to which the Company paid $140,000 and $30,000 in consulting fees during the years ended September 30, 2007 and 2006, respectively.

During the year ended September 30, 2007, the Company retained Anna Yesilevsky to serve as Chief Operating Officer, a non-officer capacity of the Company. Ms. Yesilevsky is also an employee of Boston Avenue Capital, LLC, a shareholder of the Company. During fiscal year 2007, the Company paid AY Capital Management for Ms. Yesilevsky services  $28,000.