Form 10QSB
period 2007-12-31
COMPUMED INC
filed 2008-02-14
CIK 700998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMPUMED, INC.
(Exact name of registrant as specified in charter)

DELAWARE	000-14210	95-2860434
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

5777 WEST CENTURY BLVD., SUITE 1285, LOS ANGELES, CA 90045
(Address of principal executive offices)

(310) 258-5000
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (check one):  Large Accelerated Filer ☐ Accelerated Filer  ☐  Non-Accelerated Filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No☒.

The number of shares outstanding of the registrant’s common stock as of January 31, 2008 was 24,941,573

COMPUMED, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BALANCE SHEETS
COMPUMED, INC.

	December 31,	September 30,
	2007	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	392,000	969,000
Investments, at fair market value	576,000	494,000
Accounts receivable, less allowance of $27,000 (December 2007) and $27,000 (September 2007)	411,000	307,000
Other receivables	5,000	5,000
Inventory	76,000	42,000
Prepaid expenses and other current assets	29,000	18,000
TOTAL CURRENT ASSETS	1,489,000	1,835,000
PROPERTY AND EQUIPMENT
Machinery and equipment	1,272,000	1,235,000
Furniture, fixtures and leasehold improvements	76,000	76,000
Equipment under capital leases	391,000	323,000
	1,739,000	1,634,000
Accumulated depreciation and amortization	(1,382,000)	(1,359,000)
TOTAL PROPERTY AND EQUIPMENT	357,000	275,000
OTHER ASSETS
Patents, net of accumulated amortization of $10,000 (December 2007) and $9,000 (September 2007)	146,000	138,000
Other assets	13,000	13,000
TOTAL OTHER ASSETS	159,000	151,000
TOTAL ASSETS	2,005,000	2,261,000
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable	333,000	236,000
Accrued liabilities	155,000	177,000
Unearned revenue- ECG processing	2,000	2,000
Current portion of capital lease obligations	71,000	73,000
TOTAL CURRENT LIABILITIES	561,000	488,000
Capital lease obligations, less current portion	120,000	133,000
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -issued and outstanding - 8,400 shares	1,000	1,000
Preferred Stock- Class B $3.50 cumulative convertible voting -issued and outstanding - 300 shares	-	-
Preferred Stock- Class D 2% convertible -issued and outstanding - 4,167 shares	-	-
Common Stock, $0.01 par value - authorized 50,000,000 shares,
issued and outstanding - 24,939,283 shares (December and September 2007)	250,000	250,000
Additional paid in capital	35,920,000	35,842,000
Accumulated deficit	(34,834,000)	(34,393,000)
Accumulated other comprehensive income (loss)	(13,000)	(60,000)
TOTAL STOCKHOLDERS' EQUITY	1,324,000	1,640,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	2,005,000	2,261,000

 STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

COMPUMED, INC.

	Three Months Ending December 31,
	2007	2006
REVENUE FROM OPERATIONS
ECG services	482,000	418,000
ECG product and supplies sales	60,000	17,000
OsteoGram (R) sales and services	46,000	104,000
	588,000	539,000
COSTS AND EXPENSES
Costs of ECG services	208,000	137,000
Cost of goods sold-ECG	42,000	11,000
Cost of goods sold - OsteoGram (R)	2,000	-
Selling expenses	116,000	127,000
Research & development	110,000	76,000
General and administrative expenses	492,000	408,000
Depreciation and amortization	24,000	19,000
	994,000	778,000
OPERATING LOSS	(406,000)	(239,000)
Interest Income and dividends	21,000	13,000
Realized gain/(loss) on marketable securities	(52,000)	12,000
Interest expense	(4,000)	(6,000)
NET LOSS	(441,000)	(220,000)
OTHER COMPREHENSIVE INCOME
Unrealized gain/(loss) in marketable securities	(5,000)	45,000
Reclassification adjustment for marketable securities sold	52,000	(12,000)
TOTAL OTHER COMPREHENSIVE INCOME	47,000	33,000
TOTAL COMPREHENSIVE LOSS	(394,000)	(187,000)
NET LOSS PER SHARE (Basic and diluted)	(0.02)	(0.01)
Weighted average number of common shares outstanding	24,939,283	24,197,790

STATEMENTS OF CASH FLOWS
(UNAUDITED)
COMPUMED, INC.

	Three Months Ending December 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	(441,000)	(220,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain)/loss on marketable securities	52,000	(12,000)
Stock based compensation	78,000	54,000
Depreciation and amortization	24,000	19,000
(Increase)/Decrease in accounts receivable	(104,000)	(73,000)
(Increase)/Decrease in inventory and prepaid expenses	(45,000)	(6,000)
Increase/(Decrease) in accounts payable and other liabilities	7,000	36,000
NET CASH USED IN OPERATING ACTIVITIES	(429,000)	(202,000)
CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from selling of marketable securities	513,000	73,000
Investments in purchase of marketable securities	(600,000)	(12,000)
Purchase of other asset	(9,000)	-
Purchase of property, plant and equipment	(37,000)	(4,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(133,000)	57,000
CASH FLOW FROM FINANCING ACTIVITIES:
Net offering of the investment agreement with Dutchess Private Equities Fund	-	28,000
Payments on capital lease obligations	(15,000)	(13,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(15,000)	15,000
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(577,000)	(130,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	969,000	193,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	392,000	63,000
SUPPLEMENTAL DISCLOSURES:
Interest paid	5,000	6,000
Disposal of fixed assets	-	2,000
Equipment acquired under capital lease and financing	68,000	58,000

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
COMPUMED, INC.

NOTE A - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. For further information, refer to the financial statements for the year ended September 30, 2007 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

The balance sheet at September 30, 2007 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company generated negative cash flows from operations and had net losses of $441,000 and $220,000 in the three month periods ending December 31, 2007 and 2006, respectively. The Company's business strategy includes an expansion in OsteoGram® sales through domestic and international marketing and distribution efforts and product improvements as well as an expansion of its ECG service business, OsteoGram® into new markets such as the Military, the Federal correctional market, the surgical centers market and others. The Company intends to finance this business strategy by using its current working capital resources and cash flows from existing operations as well as possible sales of equity and debt securities. There can be no assurance that the business expansion will be sufficient to offset related expenses in which case the Company may have to seek additional sources of capital, which may or may not be available, or significantly reduce or restructure its operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business.  The Company uses existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company raised these funds in 1997 through 2006 through stock issuances and used proceeds from the exercise of certain stock options and warrants. The Company also raised funds through an Investment Agreement with Dutchess Private Equities Fund. This Investment Agreement expired March 25, 2007, and was not renewed. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to generate profits and reduce its operating losses and negative cash flows. No assurance can be given that the Company will be able to accomplish these objectives. Additionally, at our current rate of cash expenditures needed to fund the Company’s current growth business strategy, management of the Company believes that our existing sources of funds will not be sufficient to fund such capital expenditures and working capital unless we raise additional debt and/or equity capital within the next twelve months.  The Company is currently seeking additional capital sources for the purpose of funding working capital and expenditures necessary to pursue our business plan, including possible strategic acquisitions, through the issuance of debt and/or equity securities.  There can be no assurance, however, that any short-term or long-term debt and/or equity financing may be obtained on acceptable terms, if at all, in which case the Company  may need to reduce the overhead and operational expenses.

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

Dutchess' obligation to purchase the Company's common stock was contingent upon certain closing conditions. Such conditions related to the Investment Agreement and included: (i) that the Company's representations and warranties are true and correct as of the funding date, (ii) that the Company has performed all of its covenants, agreements and conditions required to be performed by it, (iii) that trading of the Company's common stock has not been suspended, (iv) that no statute, rule, regulation, executive order, decree, ruling or injunction is in force against the transactions contemplated in the Investment Agreement, (v) that no pending or threatened litigation exists, and (vi) that the SEC has declared effective a registration statement covering the shares to be purchased by Dutchess.

On March 14, 2007, the Company closed a private placement of its securities to an institutional investor pursuant to the Securities Purchase Agreement.  The Company sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of the Company’s Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants at an exercise price of $0.30 per share.  Pursuant to the Agreement, the Company issued all 4,167 shares of the authorized Class D Preferred Stock. Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of the Company’s common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of the Company’s common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of the Company’s common stock and may be lawfully paid in cash, the dividends will be paid in cash. The Company currently anticipates paying the March 2008 dividend on the Class D Preferred Stock in shares of its common stock.  While the Company expects that it will have sufficient shares of common stock authorized to pay the next scheduled dividend on the Class D Preferred Stock in shares of its common stock, the Company currently will not have sufficient authorized shares to continue to pay dividends in shares of common stock in the future unless and until the stockholders authorize additional shares. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of the Company’s assets available for distribution to its stockholders, whether from capital, surplus or earnings and before any payment shall be made to the holders of shares of the Company’s common stock or upon any other series of the Company’s Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of the Company’s assets will be deemed a liquidation event unless no assets are distributed in respect of any class of the Company’s capital stock in connection with, or as a result of, such merger or consolidation. The Class D Preferred Stock has the same voting rights as the Company’s common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for each vote allowed a share of the Company’s common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of the Company’s common stock.

STOCK-BASED COMPENSATION

Prior to October 1, 2006, the Company accounted for employee stock option grants in accordance with APB No. 25, and adopted the disclosure-only provisions of SFAS No.123, “Accounting for Stock-Based Compensation,” amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”

Effective October 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period.

During the three months ended December 31, 2007, there were no grants issued. For the same period in 2006, the Company granted one employee options to purchase 50,000 shares. The fair value of the options has been estimated at $5,000 at the date of grant, and is based on the following assumptions on the date of grant using the Black-Scholes valuation model.

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

Three months Ending December 31, 2006
Risk free interest rate	4.69%
Stock volatility factor	28%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the stock options activity and related information for the three months ended December 31 follows:

	2007		2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	11,237,414	0.29	6,754,828	0.29
Options exercised	-	-	-	-
Options granted	-	-	50,000	0.27
Options forfeited/canceled	(133,333)	0.29	(63,751)	0.67
Options outstanding, end of period	11,104,081	0.29	6,741,077	0.29
Options exercisable, end of period	5,189,086	0.28	4,496,078	0.27

The following summarizes information concerning stock options outstanding at December 31, 2007:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
		Remaining	Price		Price
Range of Exercise Prices	Shares	Contractual	of Shares	Shares	of Shares
	Outstanding	Life	Outstanding	Exercisable	Exercisable
$0.0000 - $0.4250	10,060,081	7.54	$0.25	4,233,420	$0.19
$0.4251 - $0.8500	1,034,000	3.33	$0.66	945,666	$0.66
$0.8501 - $1.2750	10,000	2.33	$0.95	10,000	$0.95
	11,104,081	7.14	$0.29	5,189,086	$0.28

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

NEW ACCOUNTING PRONOUNCEMENT

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN No. 48").  This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach.  The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006.  The Company adopted this accounting pronouncement effective October 1, 2007 and the adoption has not had a material effect on its financial statements.

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

Dutchess' obligation to purchase the Company's common stock was contingent upon certain closing conditions. Such conditions related to the Investment Agreement and included: (i) that the Company's representations and warranties are true and correct as of the funding date, (ii) that the Company has performed all of its covenants, agreements and conditions required to be performed by it, (iii) that trading of the Company's common stock has not been suspended, (iv) that no statute, rule, regulation, executive order, decree, ruling or injunction is in force against the transactions contemplated in the Investment Agreement, (v) that no pending or threatened litigation exists, and (vi) that the SEC has declared effective a registration statement covering the shares to be purchased by Dutchess.

On March 14, 2007, the Company closed a private placement of its securities to an institutional investor pursuant to the Securities Purchase Agreement.  The Company sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of the Company’s Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share.  Pursuant to the Agreement, the Company issued all 4,167 shares of the authorized Class D Preferred Stock. Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of the Company’s common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of the Company’s common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of the Company’s common stock and may be lawfully paid in cash, the dividends will be paid in cash. The Company currently anticipates paying the March 2008 dividend on the Clas D Preferred Stock in shares of its common stock.  While the Company expects that it will have sufficient shares of common stock authorized to pay the next scheduled dividend on the Class D Preferred Stock in shares of its common stock, the Company currently will not have sufficient authorized shares to continue to pay dividends in shares of common stock in the future unless and until the stockholders authorize additional shares. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of the Company’s assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of the Company’s common stock or upon any other series of the Company’s Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of the Company’s assets will deemed a liquidation event unless no assets are distributed in respect of any class of the Company’s capital stock in connection with, or as a result of, such merger or consolidation. The Class D Preferred Stock has the same voting rights as the Company’s common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for vote allowed a share of the Company’s common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of the Company’s common stock.

The Company’s employment agreement with John McLaughlin who served as our President and Chief Executive Officer from May 20, 2002 was terminated on June 1, 2007. On June 4, 2007, we entered a contract to retain Mr. McLaughlin as a Consultant from June 1, 2007 through December 31, 2007 for a monthly fee of $14,500. That contract has now expired and Mr. McLaughlin is no longer providing services to the Company.

On June 7, 2007 we amended the contract with Synthetica (America), Ltd. to retain Mr. Maurizio Vecchione for the position of Interim Chief Executive Officer. Under the terms of this Amendment, Mr. Vecchione, while part-time, will spend sufficient time at the Company to discharge the duties needed of the CEO. Maurizio Vecchione is a Managing Partner of Synthetica Holdings, LLC, a private equity and venture fund, and the Chairman of Synthetica (America), Ltd., a management consultant previously retained to provide strategic advice to CompuMed.  Mr. Vecchione co-founded and joined Synthetica in September 2001.  He also serves as Chairman of The IDEAS Studio, a multimedia content company in the educational field and Interim CEO of Mobile Video Development Corporation, an early stage company in wireless video technology.  As part of his duties at Synthetica he has held various executive positions with Synthetica client companies including from July 2004 to September 2006 Mr. Vecchione served as CEO of Trestle Holdings, Inc., a medical imaging company for digital pathology and a company for which he orchestrated a restructuring and the sale of its operating assets. From April 2003 to July 2004, Mr. Vecchione was President and CEO of Microwave Photonics, Inc., a wireless technology company based on technology acquired from British Telecommunications Plc. Prior to joining Synthetica he was the founder and co-CEO of imaging rendering company ModaCAD Inc. (later Styleclick, Inc.) and lead the company from 1983 through 2001, when he orchestrated its sale to USA Networks (now InterActiveCorp.).

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

Statements contained in this 10-QSB, such as statements about  revenue, operations, revenue and earnings growth and other financial results are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All such forward-looking statements including statements concerning the Company's plans, objectives, expectations and intentions are based largely on management’s expectations and are subject to and qualified by risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.  These statements are subject to uncertainties and risks including, without limitation, product and service demand and acceptance, changes in technology, ability to raise capital, the availability of appropriate acquisition candidates and/or business partnerships, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, government regulation and other risks identified in the Company's filings with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements. The Company  expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect events, conditions or circumstances on which any such statement is based after the date hereof, except as required by law.

OVERVIEW

We develop and market products and services that use advanced imaging and medical informatics to provide analysis and remote monitoring in connection with cardiovascular and musculoskeletal diseases.  We have specialized expertise and intellectual properties useful in telemonitoring imaging and analysis designed to improve healthcare provider workflow and patient care, while reducing costs.  Our core products, the OsteoGram® and CardioGram™, are cleared by the FDA and reimbursable by Medicare and many private insurers.

CardioGram

The CardioGram is a telemedicine application focused on tele-cardiology. We have been a supplier of telemedicine services for more than twenty years and have established one of the nation's largest telecommunications networks for processing electrocardiograms on a real time basis, providing ECG equipment and services to more than 1,000 locations throughout the U.S .. and performing nearly 400,000 transtelephonic ECG interpretations annually. Using our customized electrocardiogram terminals, an electrocardiogram is acquired from a patient, transmitted to our central computers, electronically analyzed and received back on the electrocardiogram terminal where the electrocardiogram trace and computer interpretation are printed- all within a few minutes. If necessary, we can provide an "overread" by a cardiologist and return the results within a short time-frame. We bill for this service on a per-use basis, and we sell a full range of electrocardiogram supplies including electrodes, recording paper, gel, and patient cables.

During the first quarter of 2008, we continued to make investments in expanding our tele-cardiology and telemedicine platform supporting our CardioGram product.  This expansion focused on continued upgrade of the quality of service associated with our response time and network capacity. We have upgraded some of the software components in our servers to improve transmission times and quality of service.

The upgrades made during the first quarter of 2008 were also designed to support a strategy of expansion of our ECG services beyond the traditional markets of correctional facilities into broader tele-medicine and electronic medical records (EMR) markets.  Specifically targeted in our expansion strategy are the Federal Government, including Military markets, the Veteran’s Administration; Surgical Centers; Occupational and Rural Health Centers. All of these sites potentially experience the situation of having to provide time-critical medical response to patients in the mist of a cardiac event without having access to trained cardiologists.  We believe, based on market data that our CardioGram could provide a solution that can elevate the quality of patient care while possibly helping in reducing liabilities at these locations.

We have begun exploring opportunities to link our systems and services in support of emerging requirements for EMR. We have, for some time, been data-banking our ECG data in a data warehouse. We are exploring ways to offer storage, retrieval and management functions of these records as well as analytical capabilities. We have conducted tests whereby the customers have performed analysis of stored data in connection with drug efficacy. This has resulted in a new pilot program within mental health providers which are producing revenues.

These upgrades to our platform also resulted in the successful penetration of the surgical centers market. During the quarter the Company began to ship units to one of the largest surgical groups in the nation. Additionally during the quarter we were approved by the Federal Aviation Administration (FAA) to supply our ECG machines to Senior Aviation Medical Examiners and begun shipping units and receiving revenues in connection with that project.

In October 2007, following a competitive bid process; we were awarded a state-wide California contract for the California Department of Corrections.  That contract may result in an expanded installed base of our OsteoGram installations in California.

We cannot offer assurance that any of these expansions will be successful in increasing our revenues or producing profits, or that our products will ultimately prove to be effective in these new markets.

We compete with multiple companies in the ECG services markets, some of whom have considerably more experience and financial resources. We also compete with the suppliers of self-interpreting ECG equipment. Although self-interpreting ECG equipment is widely available, our customers have historically preferred the optional feature of automatically sending their ECG results to one of our cardiologists for an over-read when the results are abnormal and when emergencies arise. We believe that this 24/7 over-read feature is a key advantage that enables us to market our services in segments of the market where physicians or specialists may not be available on a routine basis. We could lose customers who choose to receive services from a competitor or who purchase a self-interpretive machine and no longer need our ECG interpretations. If we were to lose existing customers, they may be difficult to replace, and that could have a material adverse impact on our operations and financial condition.

OsteoGram

The OsteoGram® is a non-invasive diagnostic system that has been shown in clinical studies to provide an effective and accurate bone density measurement in connection with screening for osteoporosis and assessing hip fracture risk.  We believe that the OsteoGram may have significant cost advantages over other non-invasive diagnostic technologies in the marketplace.  Our target markets for these products are hospitals, radiology practices, imaging centers, and general OB/GYN and orthopedic office practices We are now supplying the third generation OsteoGram product.  The OsteoGram product is marketed and distributed directly by the Company, and through approved distributors and Original Equipment Manufacturers (OEMs).

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

The OsteoGram product is a medical image processing software system that enables healthcare providers to screen, diagnose and monitor osteoporosis using digital hand images from filmless x-ray equipment or conventional, film-based x-rays. Osteoporosis is diagnosed by measuring bone mineral density. A low bone mineral density is indicative of the disease. The OsteoGram is based on a bone mass measurement technique called radiographic absorptiometry.  Radiographic absorptiometry uses a conventional x-ray of the hand, scanned at high resolution, to measure bone density. The radiographic absorptiometry technique not only measures bone mass, but also the cortical thickness of bones. Recent studies affirm the importance of cortical thickness as an additional measure of bone strength and overall fracture risk. Several prominent pharmaceutical manufacturers are developing products that will strengthen cortical bone. Cortical bone is the outer shell that gives bone strength, much like the hollow tubes from which bicycles are constructed. Our technology has the capability to measure bone mineral density in both cortical and trabecular bone.  Dual energy x-ray absorptiometry, or DXA, is considered the "Gold Standard" of bone mineral density measurement, but it cannot differentiate between cortical and trabecular bone.

In May 1999, we received clearance from the United States Food and Drug Administration, or FDA, to market an automated version of the OsteoGram software for use as a stand-alone product by physicians. In 2004 we launched the Digital Imaging and Communications in Medicine, or DICOM, a digital version of the OsteoGram product. Using digital or film-based x-ray equipment, two posterior-anterior views of the left-hand fingers are taken with an aluminum alloy reference wedge in each exposure. The calibration wedge is used to adjust for any differences among x-ray equipment, exposures and other variables. In the case of the film-based version of the OsteoGram, the developed film is scanned with a high-resolution desktop scanner, and the OsteoGram software analysis program rapidly produces an accurate and precise bone mineral density report. With a filmless x-ray system the digital image is captured on a workstation for analysis. We developed the DICOM-compliant version of the OsteoGram for use on filmless systems, which we believe may be a high growth segment in the medical imaging market. DICOM (Digital Imaging and Communications in Medicine) is the industry-consortium established information standard that allows the new generation of digital medical imaging equipment to interconnect.

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

In part because of the changing Medicare reimbursement posture is making the economics of owning and operating a DXA facility less attractive, our market research suggests that there may be a new and growing demand for peripheral bone density measurement machines that can perform the test at point-of-care, in a small physician practice and on an inexpensive desktop device. As a result, we have begun planning for ways to introduce a “point-of-care” unit that could enhance our product offering. We are exploring various methods of bringing such a device to market by seeking to obtain rapid regulatory approval and market acceptance. Our approach could include acquiring a product line or company with a suitable platform or product. As preliminary actions to pursuing this goal, during the first quarter of 2008 we began market testing a prototype of such a device to verify market demand and clinical efficacy.  We are encouraged by the results of such tests and have decided to pursue this market opportunity further based on these results. There can be no assurance, however, that we will succeed in acquiring or building such a product or that it will achieve success in the marketplace.

We believe a new market demand may also be developing from certain digital mammography providers interested in adding the OsteoGram as a complementary screening test on their own full field digital mammography equipments, and we are pursuing strategies to align with a market-leading partner and integrate our product into its digital mammography platform or mammography management/networking software.  We also believe that since the public health problem of osteoporosis centers around the fact that most at-risk women fail to be tested.  We further believe that their health care would be improved by placing testing venues at a convenient point-of-care. Women tend to schedule an annual mammogram, and we believe combining the two tests on the same machine will produce improved women's health practices. Integrating the OsteoGram into mammography platforms could provide imaging centers with additional revenue to partially offset reduced reimbursement payments to those centers.

We have to date performed integration tests that have proven the technical feasibility of using the full field digital mammography machine as input to OsteoGram. Such tests have been successful and provide the basis for continued discussions with various prospective partners. In November 2007, our OEM partner FujiMedical showed such a networked integrated system at the Radiologic Society of North America annual meeting in Chicago.  During the quarter we continued negotiation with vendors and possible partners in this segment of the market. There can be no assurances, however, that we will be successful in accomplishing such a linkage or in building such a business relationship with any such partners and that this strategy will be successful in the marketplace. Commercially launching such an integrated product may also involve obtaining further regulatory approvals, including possibly receiving an FDA 510(k) clearance, which we may not be able to obtain.

We have begun to see increasing demand for our OsteoGram software through our OEM and distribution network, principally in certain foreign markets, including China. Substantially all sales of the OsteoGram product during the quarter were the result of sales to end users by our OEM distributors. We are in the process of renewing our regulatory approvals in China which were subject to routine expiration in 2007. We believe that completion of the regulatory approval will have a positive effect on our sales in China and we continue to expend funds to expand our business and R&D in China in partnership with our distributors in China directed toward the growth of that market.

In October 2007 the Company was issued US Patent 7280683 for a Method, code, and system for assaying joint deformity. We believe that the claims underlying this patent has implication in the quantification and measurement of joint disease such as Arthritis. We have been approached by parties associated with pharmaceutical drug discovery and are exploring options to leverage our software and our intellectual properties in this area for a possible joint venture or other business relationship designed to couple our technology with new drugs being introduced in the Arthritis area. This could lead to new products as well as new distribution channels and revenue streams. However, there can be no guarantee at this time that such relationship can be made or that it would be successful.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2007 COMPARED QUARTER ENDED DECEMBER 31, 2006.

ECG services revenue, which consists of ECG processing, equipment rental, overreads and maintenance, during the first quarter of fiscal 2008, increased by 15.3% to $482,000 from $418,000 for the same period in fiscal 2007, due to new contracts principally with State Correctional Facilities and Surgical Centers.

ECG product and supplies sales revenue for the first quarter of fiscal 2008 increased by 252.9% to $60,000 from $17,000 for the same period in fiscal 2007, due to the new acquired contracts in connection with servicing Federal Aviation Administration, Sr. Aviation Medical Examiners as well as certain new County Correctional Facilities and Clinical Research Facilities.

OsteoGram revenue for the first quarter of fiscal 2008 decreased by 55.8% to $46,000 from $104,000 for the same period in fiscal 2007, due to the cessation of certain minimum guaranteed orders in the CareStream Health contract. CareStream Health continues to be a significant distributor for the OsteoGram and is placing orders for end-user sales rather than pursuant to contractual minimums.

Costs of services of ECG for the first quarter of fiscal 2008 increased by 51.8% to $208,000 from $137,000 for the same period in fiscal 2007, due to increased purchase of parts to refurbish equipment to provide to new customers ($37,000), increased staffing in the ECG laboratory ($29,000) and the effect of expensing employee stock options under SFAS123R ($5,000). These increases are pursuant to the Company’s expansion strategy.

Cost of goods sold of ECG for the first quarter of fiscal 2008 increased by 281.8% to $42,000 from $11,000 for the same period in fiscal 2007, in proportion with the increase in ECG product sales mentioned above.

Cost of goods sold for OsteoGram for the first quarter of fiscal 2008 was $2,000 and $0 for the same period in fiscal 2007. The increase was due to a purchase of special packing labels that were required by our OEM partners for regulatory purposes.

Selling expenses for the first quarter of fiscal 2008 decreased by 8.7% to $116,000 from $127,000 for the same period in fiscal 2007, due to decreased costs in recruiting sales staff for the ECG and OsteoGram departments.

General and administrative expenses for the first quarter of fiscal 2008 increased by 20.6% to $492,000 from $408,000 for the same period in fiscal 2007, mostly due to increased legal expenses in connection with the retention of new counsel, regulatory filings and related requirements and the pursuit of certain transactions such as the negotiation of financings and merger and acquisition activities.

Research and development costs for the first quarter of fiscal 2008 increased by 44.7% to $110,000 from $76,000 for the same period in fiscal 2007, due to increased staffing in the OsteoGram department ($27,000) and the effect of expensing employee stock options under SFAS 123R ($7,000).

Due to the effect of expensing employee stock options under SFAS 123R starting in October 2006, during the three months ended December 31, 2007 and 2006, the stock-based compensation was $78,000 and $54,000, respectively.

Interest and dividend income for the first quarter of fiscal 2008 increased by 61.5% to $21,000 from $13,000 for the same period in fiscal 2007, due to additional investments in marketable securities available from the sale of  $2,000,000 of Class D Preferred Stock on March 12, 2007.

Interest expense for the first quarter of fiscal 2008 decreased by 33.3% to $4,000 from $6,000 for the same period in fiscal 2007, due to lower principal balance of the ECG equipment financing.

Net loss for the first quarter of fiscal 2008 increased by 100.5% to $441,000 from $220,000 for the same period in fiscal 2007, due to the expensing of employee stock options under SFAS 123R.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had $968,000 in cash and marketable securities, as compared to a balance of $1,463,000 at September 30, 2007, a net decrease of $495,000. This decrease was due to loss in operations.

The purchase of property, plant, and equipment paid in cash for the three months ended December 31, 2007 was $37,000 and $4,000 for the same period in fiscal 2006.

We have historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. We also raise funds through the sale of common and preferred stock and use proceeds from the exercise of stock options and warrants.

We intend to pursue additional research and/or sub-contractor agreements relating to our development projects. Additionally, we may seek partners and acquisition candidates of businesses that are complementary to our own. These investments would be subject to our obtaining financing through issuance of debt or other securities. Any acquisition may be dilutive to stockholders.

A portion of our available capital is currently invested in other securities.  These investments may include significant and highly concentrated direct investments with respect to the equity securities of publicly-traded companies.  Any of these investments will involve risk, and stockholders should recognize that our balance sheet may change depending on the timing, magnitude and performance of these investments.  Furthermore, these investments may be subject to volatility that may affect both the recorded value of such investments as well as our periodic earnings.  See “– Quantitative and Qualitative Disclosures about Market Risk”.

At our current rate of cash expenditures needed to fund the Company’s current growth business strategy, management of the Company believes that our existing sources of funds will not be sufficient to fund such capital expenditures and working capital unless we raise additional debt and/or equity capital within the next twelve months.  In the event the Company is not able to raise such additional financing, the Company will be required to substantially reduce capital expenditures and curtail its current business strategy in order to meet its working capital needs in the short term.  Additionally, the Company is likely to need to raise additional capital through debt or equity financing to finance its long-term (more than twelve months) capital needs.

The Company is currently seeking additional capital sources for the purpose of funding working capital necessary to pursue our business plan, including possible strategic acquisitions, through the issuance of debt and/or equity securities.  There can be no assurance, however, that any short-term or long-term debt and/or equity financing may be obtained on acceptable terms, if at all.

CAPITAL COMMITMENTS

Our primary capital resource commitments at December 31, 2007 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals and for our corporate office facility.

We entered into a long-term agreement with John McLaughlin effective November 2, 2002 through September 30, 2004. This agreement provided a base salary of $150,000 per year and a bonus up to $150,000 based on performance factors including revenue, profit and accomplishment of certain key milestones. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of our common stock at an exercise price of $0.20 per share upon acceptance of the agreement. On September 24, 2004, the Board passed a resolution to extend this contract for an additional year to 2005. On September 9, 2005, the Board passed a resolution to continue Mr. McLaughlin at a monthly salary of $14,500 starting October 1, 2005. On June 1, 2007, we received a letter of resignation from Mr. McLaughlin. The notice was accepted by the Chairman of the Board, Robert Stuckelman, on June 4th, 2007. We retained Mr. McLaughlin as a consultant from June 1, 2007 to December 31, 2007 for a monthly fee of $14,500 without additional benefits.

Effective June 1, 2007, we appointed Maurizio Vecchione to the position of Interim Chief Executive Officer.  We amended our Consulting Agreement with Synthetica (America), Ltd. to provide the services of Mr. Vecchione in this capacity for consideration of $15,000 per month and 170,000 warrants at $0.29 per share. One third of the warrants vested on June 7, 2007, one third will vest at June 7, 2008 and one third will vest on June 7, 2009. These warrants will expire in June 7, 2017.  Under the terms of the Amendment, Mr. Vecchione, while part-time, will spend sufficient time at the Company to discharge the duties needed of the CEO.

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

On March 14, 2007, we closed a private placement of our securities to an institutional investor pursuant to the Securities Purchase Agreement.  We sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of our Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share.  Pursuant to the Agreement, we issued all 4,167 shares of the authorized Class D Preferred Stock.   Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of our common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of our common stock and may be lawfully paid in cash, the dividends will be paid in cash. The Company currently anticipates paying the March 2008 dividend on the Class D Preferred Stock in shares of its common stock.  While the Company expects that it will have sufficient shares of common stock authorized to pay the next scheduled dividend on the Class D Preferred Stock in shares of its common stock, the Company currently will not have sufficient authorized shares to continue to pay dividends in shares of common stock in the future unless and until the stockholders authorize additional shares. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of our assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of our common stock or upon any other series of our Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of our assets will be deemed a liquidation event unless no assets are distributed in respect of any class of our capital stock in connection with, or as a result of, such merger or consolidation.

The Class D Preferred Stock has the same voting rights as our common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for vote allowed a share of common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of our common stock.

MATERIAL TRENDS AND UNCERTAINTIES

The marketplace acceptance of peripheral densitometry equipment such as the OsteoGram is still limited, and subject to complex scientific, clinical, reimbursement and policy making factors which are constantly evolving. It is difficult to predict if any of these factors will create material barriers to our ability to expand the OsteoGram business. Additionally, these factors are different in various foreign markets. The overall business is also competitive and a number of competitive technologies are emerging that may hinder the acceptance of our product in the marketplace. We are investing heavily to help our channel partners develop the expertise to position and sell our products effectively, however, we have not yet seen material results from that effort and there are no guarantees that we will.

Our ECG business is very competitive and we rely significantly on certain contracts with individual state governments.  A number of such contracts are coming due for renewals and we are engaged in a competitive bidding process to win further contracts with those state governments. The loss of any one of these contracts could have a material adverse effect on our revenue.  Additionally, it is possible that competitive pressures may force us to lower our pricing, which could adversely affect our overall revenues as well as our gross profits.

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007, our financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, we are exposed to market risk related to changes in market prices of our marketable securities.  The carrying values of our marketable securities are based on quoted market prices.  Market prices are subject to fluctuation and, consequently, the amount realized on a subsequent sale may differ significantly from the reported market value.  Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions.  Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

As of December 31, 2007, we had approximately $968,000 of marketable securities, cash and cash equivalents, of which $176,000 was invested in publicly traded securities and $400,000 in mutual funds.

In response to the market volatility, on August 17, 2007, we implemented a new investment policy which provides that our cash and marketable securities will, to the extent practicable, be invested   in U.S. treasury securities or mutual funds consisting solely of U.S. treasury securities.  In addition, at meetings held on August 17, 2007, our Board of Directors, on recommendation of the Audit Committee and Executive Committee, adopted a resolution to terminate the relationship with our previous investment manager and to transfer our investment portfolio to  a new investment manager.  This new investment manager will be advising us on the handling of our marketable securities that have unrealized losses in order to minimize further losses and transition to compliance with our new investment policy.

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

None.

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

10.19

Resignation of John G. McLaughlin, Chief Executive Officer on June 1, 2007 and appointment of Maurizio Vecchione as Interim Chief Executive Officer (included as item 5.02 and Exhibit 99.1 to the Form 8-K filed on June 6, 2007, and incorporated herein by reference).

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

COMPUMED, INC.

Date: February 14, 2008	By:	/s/ Maurizio Vecchione
Maurizio Vecchione
Interim Chief Executive Officer

Date: February 14, 2008	By:	/s/ Phuong Dang
Phuong Dang
Secretary, Controller and Principal Financial Officer