Form 10-Q
period 2008-03-31
COMPUMED INC
filed 2008-05-15
CIK 700998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMPUMED, INC.
(Exact name of registrant as specified in charter)

DELAWARE	000-14210	95-2860434
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

5777 WEST CENTURY BLVD., SUITE 360, LOS ANGELES, CA 90045
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

The number of shares outstanding of the registrant’s common stock as of April 30, 2008 was 25,615,858.

COMPUMED, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BALANCE SHEETS
COMPUMED, INC.

	March 31,	September 30,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	225,000	969,000
Investments, at fair market value	480,000	494,000
Accounts receivable, less allowance of $26,000 (March 2008) and $27,000 (September 2007)	366,000	307,000
Other receivables	6,000	5,000
Inventory	112,000	42,000
Prepaid expenses and other current assets	29,000	18,000
TOTAL CURRENT ASSETS	1,218,000	1,835,000
PROPERTY AND EQUIPMENT
Machinery and equipment	1,285,000	1,235,000
Furniture, fixtures and leasehold improvements	76,000	76,000
Equipment under capital leases	391,000	323,000
	1,752,000	1,634,000
Accumulated depreciation and amortization	(1,405,000)	(1,359,000)
TOTAL PROPERTY AND EQUIPMENT	347,000	275,000
OTHER ASSETS
Patents, net of accumulated amortization of $11,000 (March 2008) and $9,000 (September 2007)	162,000	138,000
Other assets	19,000	13,000
TOTAL OTHER ASSETS	181,000	151,000
TOTAL ASSETS	1,746,000	2,261,000
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable	326,000	236,000
Accrued liabilities	190,000	177,000
Unearned revenue- ECG processing	2,000	2,000
Current portion of capital lease obligations	78,000	73,000
TOTAL CURRENT LIABILITIES	596,000	488,000
Capital lease obligations, less current portion	96,000	133,000
Commitments and Contingencies
STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -issued and outstanding - 8,400 shares	1,000	1,000
Preferred Stock- Class B $3.50 cumulative convertible voting -issued and outstanding - 300 shares	-	-
Preferred Stock- Class D 2% convertible -issued and outstanding - 4,167 shares	-	-
Common Stock, $0.01 par value - authorized 50,000,000 shares,
issued and outstanding – 25,511,455 (March 2008) and 24,939,283 shares (September 2007)	256,000	250,000
Additional paid in capital	36,211,000	35,842,000
Accumulated deficit	(35,402,000)	(34,393,000)
Accumulated other comprehensive income (loss)	(12,000)	(60,000)
TOTAL STOCKHOLDERS' EQUITY	1,054,000	1,640,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,746,000	2,261,000

 STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

COMPUMED, INC.

	Three Months Ended		Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007

REVENUE FROM OPERATIONS
ECG services	493,000	471,000	975,000	889,000
ECG product and supplies sales	47,000	26,000	107,000	43,000
OsteoGram (R) sales and services	33,000	77,000	79,000	181,000

	573,000	574,000	1,161,000	1,113,000
COSTS AND EXPENSES
Costs of ECG services	217,000	148,000	425,000	285,000
Cost of goods sold-ECG	23,000	16,000	65,000	27,000
Cost of goods sold - OsteoGram (R)	2,000	-	4,000	-
Selling expenses	69,000	117,000	185,000	244,000
Research & development	107,000	88,000	217,000	164,000
General and administrative expenses	696,000	302,000	1,188,000	710,000
Depreciation and amortization	25,000	22,000	49,000	41,000

	1,139,000	693,000	2,133,000	1,471,000

OPERATING LOSS	(566,000)	(119,000)	(972,000)	(358,000)

Interest income and dividends	8,000	7,000	29,000	20,000
Realized gain on marketable securities	-	12,000	(52,000)	24,000
Interest expense	(10,000)	(7,000)	(14,000)	(13,000)

NET LOSS	(568,000)	(107,000)	(1,009,000)	(327,000)

OTHER COMPREHENSIVE INCOME
Unrealized gain/(loss) in marketable securities	1,000	-	(4,000)	-
Reclassification adjustment of marketable securities	-	-	52,000	-
TOTAL OTHER COMPREHENSIVE INCOME	1,000	-	48,000

TOTAL COMPREHENSIVE LOSS	(567,000)	(107,000)	(961,000)	(327,000)

NET LOSS PER SHARE (Basic and diluted)	(0.02)	(0.00)	(0.04)	(0.01)
Weighted average number of common
shares outstanding	25,252,724	24,527,093	25,093,435	24,359,311

STATEMENTS OF CASH FLOWS
(UNAUDITED)
COMPUMED, INC.

	Six Months EndED March 31,
	2008	2007

OPERATING ACTIVITIES:
Net loss	(1,009,000)	(327,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain)/loss on marketable securities	52,000	(23,000)
Stock based compensation	320,000	90,000
Depreciation and amortization	48,000	41,000
(Increase)/Decrease in accounts receivable	(60,000)	(80,000)
(Increase)/Decrease in inventory and prepaid expenses	(81,000)	-
Increase/(Decrease) in accounts payable and other liabilities	35,000	45,000

NET CASH USED IN OPERATING ACTIVITIES	(695,000)	(254,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from selling of marketable securities	613,000	252,000
Investments in purchase of marketable securities	(603,000)	(140,000)
Purchase of other asset	(32,000)	-
Purchase of property, plant and equipment	(50,000)	(5,000)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(72,000)	107,000

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	55,000	-
Net offering of the investment agreement with Dutchess Private Equities Fund	-	114,000
Net offering of the private placement of Boston Avenue Capital	-	1,873,000
Payments on capital lease obligations	(32,000)	(26,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,000	1,961,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(744,000)	1,814,000

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD	969,000	193,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	225,000	2,007,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	14,000	13,000
Disposal of fixed assets	-	2,000
Equipment acquired under capital lease and financing	68,000	57,000

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
COMPUMED, INC.

NOTE A - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. For further information, refer to the financial statements for the year ended September 30, 2007 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

The balance sheet at September 30, 2007 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company generated negative cash flows from operations and had net losses of $1,009,000 and $327,000 in the six-month period ending March 31, 2008 and 2007, respectively. The Company's business strategy includes an expansion in OsteoGram® sales through domestic and international marketing and distribution efforts and product improvements as well as an expansion of its ECG service business, OsteoGram® into new markets such as the Military, the Federal correctional market, the surgical centers market and others. The Company intends to finance this business strategy by using its current working capital resources and cash flows from existing operations as well as possible sales of equity and debt securities. There can be no assurance that the business expansion will be sufficient to offset related expenses in which case the Company may have to seek additional sources of capital, which may or may not be available, or significantly reduce or restructure its operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business.  The Company uses existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company raised these funds in 1997 through 2006 through stock issuances and used proceeds from the exercise of certain stock options and warrants. The Company also raised funds through an Investment Agreement with Dutchess Private Equities Fund. This Investment Agreement expired March 25, 2007, and was not renewed. On February 15, 2008, the Company established a letter of credit with a credit facility, through a Revolving Line of Credit Agreement. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to generate profits and reduce its operating losses and negative cash flows. No assurance can be given that the Company will be able to accomplish these objectives. At our current rate of cash expenditures needed to fund the Company’s current growth business strategy, management of the Company believes that our existing sources of funds will not be sufficient to fund such capital expenditures and working capital and we plan to draw from our existing credit facility to provide liquidity. In the event the Company is not able to draw from the credit facility and is unable to secure alternative financing, the Company will be required to substantially reduce capital expenditures and curtail its current business strategy in order to meet its working capital needs in the short term. Additionally, the Company may need to raise additional capital through debt or equity financing to finance its long-term (more than twelve months) capital needs.

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

On February 15, 2008, CompuMed, Inc., a Delaware corporation (the "Company"), entered into a revolving line of credit agreement (the "Credit Agreement") between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the "Lender" or "BAC").  The Credit Agreement provides for a new revolving line of credit facility in an aggregate principal amount of up to $4 million.  The revolving line of credit matures on December 31, 2017.  Advances under the revolving line of credit shall bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the fifth business day of each January, April, July and October, commencing on April 7, 2008.  The Credit Agreement also provides that unused amounts up to the total commitment shall bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year.  Under the Credit Agreement,  the Lender provided the Company a letter of credit issued by JP Morgan Chase NA in an amount at all times equal to the amount of (i) $4,000,000 less (ii) the aggregate amount of advances then outstanding under the revolving line of credit.  Advances under the revolving line of credit will be unsecured senior obligations of the Company.

The Company expects to use proceeds under the new revolving line of credit for general corporate purposes, including working capital and to fund new product joint ventures or potential acquisitions consistent with its business strategy.

The Credit Agreement contains customary representations and warranties of the Company.  Availability under the new revolving line of credit is subject to certain conditions, including (i) certain covenants relating to the composition of the Board of Directors of the Company, (ii) that the members of the Board of Directors of the Company unanimously approve any advance, (iii) that there not be any undisclosed material liabilities at the time of an advance, and (iv) that the Lender shall have consented (in its sole discretion) in the event that an advance is requested and, at the time of the request for the advance,  the Company or any of its officers, directors, employees, shareholders or affiliates is a party to any pending legal proceedings related to the Company or its affiliates.

The new revolving line of credit facility may be prepaid at any time in whole or in part without premium or penalty, other than payment of the 1% commitment interest on unused advances if the commitment is not terminated.

The Credit Agreement also includes certain customary events of default including, but not limited to: failure to pay principal or interest when due (subject to grace period); any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set forth in the Credit Agreement; and bankruptcy and insolvency defaults.

Common Stock Purchase Warrant

On February 15, 2008, the Company issued a Common Stock Purchase Warrant (the "Warrant") for the purchase of up to 16,000,000 shares of the Company's common stock to BAC for a purchase price of $5,000 (the "Warrant Purchase Price") in connection with the Credit Agreement.  Pursuant to the terms of the Warrant and subject to its conditions, BAC may purchase from time to time up to 16,000,000 shares of the Company's common stock at a price per share equal to the average of the daily volume weighted average price of the Company's common stock as reported by the OTC Bulletin Board on each trading day during the period commencing on the date of issuance of the Warrant and ending one hundred eighty (180) trading days immediately following but not including the date of issuance of the Warrant, calculated as of the close of trading on such one hundred eightieth trading day.  The Warrant is exercisable if and only if the Company's stockholders approve an increase in the Company's authorized shares of common stock sufficient to permit that number of shares to be reserved for issuance and issued upon exercise of the Warrant.  The Warrant terminates upon the earlier of (i) the twentieth (20th) anniversary of the date of issuance and (ii) the tenth (10th) anniversary of the date the Company shall have irrevocably reserved a sufficient number of duly authorized shares of common stock for issuance upon full exercise of the Warrant.  If duly authorized and reserved shares of common stock are not available for issuance upon exercise of the Warrant by the fifth (5th) anniversary of the date of issuance, the holder of the Warrant may put the Warrant to the Company, in whole but not in part, for a price equal to the sum of (x) the Warrant Purchase Price and (y) 8% per annum multiplied by the Warrant Purchase Price, compounded annually from the issue date.  The Warrant contains customary adjustments for stock splits, dividends, reclassifications and certain mergers and consolidations, and is transferable by BAC to certain affiliated entities.

Board Agreement

On February 15, 2008, the Company entered into an Agreement (the "Board Agreement") among the Company, BAC and Robert Stuckelman, John Minnick, John Romm, M.D., and Stuart Silverman, M.D., each a member of the board of directors of the Company (each of Messrs. Stuckelman, Minnick, Romm and Silverman being collectively referred to as the "Resigning Board Members").  Pursuant to the terms of the Board Agreement, BAC and the Company terminated certain agreements dated May 17, 2007 relating to the rights and obligations of BAC and the Company regarding voting and otherwise supporting the nominations of members of the Board of Directors of the Company.  In addition, the Board Agreement required that each of the Resigning Board Members submit his resignation as a board member of the Company concurrently with the execution thereof, and each of BAC and the Resigning Board Members executed and delivered a mutual general release of claims against each other.  The Board Agreement was a condition of BAC's willingness to enter into the Credit Agreement.

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

During the six months ended March 31, 2008, there were no grants issued. For the same period in 2007, the Company granted one employee options to purchase 50,000 shares. The fair value of the options has been estimated at $5,000 at the date of grant, and is based on the following assumptions on the date of grant using the Black-Scholes valuation model.

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

Six Months Ended March 31, 2007
Risk free interest rate	4.69%
Stock volatility factor	28%
Weighted average expected option life	5 years
Expected dividend yield	None

A summary of the stock options activity and related information for the six months ended March 31 follows:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	11,104,081	0.29	6,754,828	0.29
Options exercised	(536,354)	0.10	-	-
Options granted	-	-	50,000	0.27
Options forfeited/canceled	-	-	(204,019)	0.62
Options outstanding, end of period	10,567,727	0.30	6,600,809	0.29
Options exercisable, end of period	7,161,063	0.30	4,389,143	0.27

The following summarizes information concerning stock options outstanding at March 31, 2008:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
		Remaining	Price		Price
Range of Exercise Prices	Shares	Contractual	of Shares	Shares	of Shares
	Outstanding	Life	Outstanding	Exercisable	Exercisable
$0.0000 - $0.4250	9,523,727	7.49	$0.256	6,205,397	$0.24
$0.4251 - $0.8500	1,034,000	3.08	$0.66	945,666	$0.66
$0.8501 - $1.2750	10,000	2.08	$0.95	10,000	$0.95
	10,567,727	7.06	$0.30	7,161,063	$0.30

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

On February 15, 2008, CompuMed, Inc., a Delaware corporation (the "Company"), entered into a revolving line of credit agreement (the "Credit Agreement") between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the "Lender" or "BAC"). The Credit Agreement provides for a new revolving line of credit facility in an aggregate principal amount of up to $4 million. The revolving line of credit matures on December 31, 2017.  Advances under the revolving line of credit shall bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the fifth business day of each January, April, July and October, commencing on April 7, 2008.  The Credit Agreement also provides that unused amounts up to the total commitment shall bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year. Under the Credit Agreement the Lender provided the Company a letter of credit issued by JP Morgan Chase NA in an amount at all times equal to the amount of (i) $4,000,000 less (ii) the aggregate amount of advances then outstanding under the revolving line of credit. Advances under the revolving line of credit will be unsecured senior obligations of the Company.  The Company expects to use proceeds under the new revolving line of credit for general corporate purposes, including working capital and to fund new product joint ventures or potential acquisitions consistent with its business strategy.

The Credit Agreement contains customary representations and warranties of the Company.  Availability under the new revolving line of credit is subject to certain conditions, including (i) certain covenants relating to the composition of the Board of Directors of the Company, (ii) that the members of the Board of Directors of the Company unanimously approve any advance, (iii) that there not be any undisclosed material liabilities at the time of an advance, and (iv) that the Lender shall have consented (in its sole discretion) in the event that an advance is requested and, at the time of the request for the advance,  the Company or any of its officers, directors, employees, shareholders or affiliates is a party to any pending legal proceedings related to the Company or its affiliates.

The new revolving line of credit facility may be prepaid at any time in whole or in part without premium or penalty, other than payment of the 1% commitment interest on unused advances if the commitment is not terminated.

The Credit Agreement also includes certain customary events of default including, but not limited to: failure to pay principal or interest when due (subject to grace period); any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set forth in the Credit Agreement; and bankruptcy and insolvency defaults.

Common Stock Purchase Warrant

On February 15, 2008, the Company issued a Common Stock Purchase Warrant (the "Warrant") for the purchase of up to 16,000,000 shares of the Company's common stock to BAC for a purchase price of $5,000 (the "Warrant Purchase Price") in connection with the Credit Agreement.  Pursuant to the terms of the Warrant and subject to its conditions, BAC may purchase from time to time up to 16,000,000 shares of the Company's common stock at a price per share equal to the average of the daily volume weighted average price of the Company's common stock as reported by the OTC Bulletin Board on each trading day during the period commencing on the date of issuance of the Warrant and ending one hundred eighty (180) trading days immediately following but not including the date of issuance of the Warrant, calculated as of the close of trading on such one hundred eightieth trading day.  The Warrant is exercisable if and only if the Company's stockholders approve an increase in the Company's authorized shares of common stock sufficient to permit that number of shares to be reserved for issuance and issued upon exercise of the Warrant.  The Warrant terminates upon the earlier of (i) the twentieth (20th) anniversary of the date of issuance and (ii) the tenth (10th) anniversary of the date the Company shall have irrevocably reserved a sufficient number of duly authorized shares of common stock for issuance upon full exercise of the Warrant.  If duly authorized and reserved shares of common stock are not available for issuance upon exercise of the Warrant  by the fifth (5th) anniversary of the date of issuance, the holder of the Warrant may put the Warrant to the Company, in whole but not in part, for a price equal to the sum of (x) the Warrant Purchase Price and (y) 8% per annum multiplied by the Warrant Purchase Price, compounded annually from the issue date.  The Warrant contains customary adjustments for stock splits, dividends, reclassifications and certain mergers and consolidations, and is transferable by BAC to certain affiliated entities.

Board Agreement

On February 15, 2008, the Company entered into an Agreement (the "Board Agreement") among the Company, BAC and Robert Stuckelman, John Minnick, John Romm, M.D., and Stuart Silverman, M.D., each a member of the board of directors of the Company (each of Messrs. Stuckelman, Minnick, Romm and Silverman being collectively referred to as the "Resigning Board Members").  Pursuant to the terms of the Board Agreement, BAC and the Company terminated certain agreements dated May 17, 2007 relating to the rights and obligations of BAC and the Company regarding voting and otherwise supporting the nominations of members of the Board of Directors of the Company.  In addition, the Board Agreement required that each of the Resigning Board Members submit his resignation as a board member of the Company concurrently with the execution thereof, and each of BAC and the Resigning Board Members executed and delivered a mutual general release of claims against each other.  The Board Agreement was a condition of BAC's willingness to enter into the Credit Agreement.

The Company’s employment agreement with John McLaughlin who served as our President and Chief Executive Officer from May 20, 2002 was terminated on June 1, 2007. On June 4, 2007, we entered a contract to retain Mr. McLaughlin as a Consultant from June 1, 2007 through December 31, 2007 for a monthly fee of $14,500. That contract expired on December 31, 2007 and was not renewed.

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

Telecardiology Services

CardioGram is a telemedicine application focused on tele-cardiology. We have been a supplier of telemedicine services for more than twenty years and have established one of the nation's largest telecommunications networks for processing electrocardiograms on a real time basis, providing ECG equipment and services to more than 1,000 locations throughout the U.S .. and performing nearly 400,000 trans-telephonic ECG interpretations annually. Using our customized electrocardiogram terminals, an electrocardiogram is acquired from a patient, transmitted to our central computers, electronically analyzed and received back on the electrocardiogram terminal where the electrocardiogram trace and computer interpretation are printed- all within a few minutes. If necessary, we can provide an "over-read" by a cardiologist and return the results within a short time-frame. We bill for this service on a per-use basis, and we sell a full range of electrocardiogram supplies including electrodes, recording paper, gel, and patient cables.

During the second quarter of 2008, we completed certain investments in expanding our tele-cardiology and telemedicine platform supporting our CardioGram product which had begun the prior quarter.  This expansion focused on continued upgrade of the quality of service associated with our response time and network capacity. We have upgraded many key software components in our servers to improve transmission times and quality of service.

The upgrades completed during the second quarter of 2008 were also designed to support the expansion of our ECG services beyond the traditional markets of correctional facilities into broader tele-medicine and electronic medical records (EMR) markets.  Specifically targeted in our expansion are the contracts from the Federal Government, including branches of the U.S. Military, the Veteran’s Administration; Surgical Centers; Occupational and Rural Health Centers; Mental Health Centers; as well as additional Correctional Facilities. All of these sites potentially experience the situation of having to provide time-critical medical response to patients in the midst of a cardiac event without having access to trained cardiologists.  We believe, based on market data, that our CardioGram could provide a solution that can elevate the quality of patient care at these institutions while possibly helping in reducing liabilities at these locations.

We have begun exploring opportunities to link our systems and services in support of emerging requirements for EMR. We have, for some time, been data-banking our ECG data in a data warehouse. We are exploring ways to offer storage, retrieval and management functions of these records as well as analytical capabilities. We have conducted tests whereby the customers have performed analysis of stored data in connection with drug efficacy. This had resulted during first   quarter in a new pilot program within mental health providers. This pilot program was expanded in second quarter 2008 to a full deployment within the test institution and an expansion to a larger group of institutions is under negotiation.

These upgrades to our platform also resulted in the successful penetration of the surgical centers market. During the quarter the Company continued to ship units to  surgical groups. Additionally we continued to fulfill orders in connection with our approval by the Federal Aviation Administration (FAA) to supply our ECG machines to Senior Aviation Medical Examiners.

In March of 2008 we received a two- year extension for CardioGram and services from the Nevada Department of Corrections.  Under the terms of the agreement, CompuMed's CardioGram system will be used to provide remote cardiac screening for selected detention facilities in the NDOC system, which houses more than 13,000 inmates. The NDOC will rent CardioGram terminals and utilize the ongoing ECG remote interpretation services from CompuMed.

Despite these successes, we cannot offer assurance that any of these expansions will be successful in increasing our revenues or producing profits, or that our products will ultimately prove to be effective in these new markets.

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

Skeletal Health Products

During the quarter, the Company completed a series of initiatives designed to address the need for a new point-of-care device that could be marketed directly to those physician’s practices that may be interested in screening for patients at risk for bone disease

According to the Bone Health and Osteoporosis report from the U.S. Surgeon General, (Department of Health and Human Services, Bone Health and Osteoporosis, A report of the Surgeon General, 2004), “fractures due to bone disease are common, costly and often become a chronic burden on individuals and society. An estimated 1.5 million individuals suffer a bone disease-related fracture annually (Roggs and Melton 1995, Chrischilles 1991). A white woman over the age of 50 has more than a 40 percent chance of suffering a fracture sometime during the rest of her life (Cummings and Melton 2002).  Fractures can have devastating consequences for both the individuals who suffer them and their family members.  Hip fractures are associated with increased risk of mortality; the risk of mortality is 2.8 to 4 times greater among hip fracture patients during the first 3 months after the fracture than comparable risk among individuals of similar age who live in the community and do not suffer a fracture.”

Despite the devastating impact of bone disease, and Medicare's stated desire to test more at-risk patients, the Centers for Medicare and Medicaid services recently enacted significant cuts in the reimbursement for central DXA, or dual energy X-ray absorptiometry, a technology which widely used in the United States to perform bone mineral density testing. As a result there have been trends in the marketplace of significant slowing of sales of central DXA systems and the number of centers offering central DXA services appears to be shrinking. Approved reimbursement for alternative screening technologies such as the Company’s OsteoGram product was left unchanged. However there is no guarantee that reimbursements for alternative procedures may not be changed in the future

In part because of the changing Medicare reimbursement posture is making the economics of owning and operating a DXA facility less attractive, our market research suggests that there may be a new and growing demand for peripheral bone density measurement machines that can perform the test at point-of-care, in a small physician practice and on an inexpensive desktop device. As a result, we have engaged during the quarter in an aggressive test marketing effort to validate the notion that a “point-of-care” unit that could enhance our product offering and receive favorable market acceptance. We have conducted extensive due diligence with various potential partners that could manufacture such devices for us and have tested various methods of bringing such a device to market by seeking to obtain rapid regulatory approval and market acceptance. During the quarter we have selected a candidate device and begun implementing a sales strategy. During the quarter we have also continued negotiating with potential partners with the goal to launch such effort and product line in the third  quarter. We have also completed market tests designed to validate target pricing, selling methodology and other marketing approaches designed to validate the value proposition in the marketplace. There can be no assurance, however, that we will succeed in acquiring or building such a product or that it will achieve success in the marketplace.

The Company’s existing product in Skeletal Health is OsteoGram®. The OsteoGram is a non-invasive diagnostic system that has been shown in clinical studies to provide an effective and accurate bone density measurement in connection with screening for osteoporosis and assessing hip fracture risk. Our target markets for these products are hospitals, radiology practices, imaging centers, and general OB/GYN and orthopedic office practices We are now supplying the third generation OsteoGram product.  The OsteoGram product is marketed and distributed directly by the Company, and through approved distributors and Original Equipment Manufacturers (OEMs).

Market acceptance of this product has been limited by the fact that the OsteoGram software is a bolt-on to other Digital Radiology (DR) or equivalent systems. While such systems are normally present in large facilities, many of the smaller physician’s practices that appear most interested in providing bone density screening to their patients typically do not own such systems, or in many cases do not even own X-Ray equipment. As a result we have not been able to deploy OsteoGram for the point-of-care opportunity discussed above.  Recognizing this, the Company has altered its marketing effort of the OsteoGram to focus on larger facilities with existing DR/CT systems, and is looking at its future point-of-care to address the needs of the larger number of  smaller physician practices.

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

We continue to believe a new market demand may also be developing from certain digital mammography providers interested in adding the OsteoGram as a complementary screening test on their own full field digital mammography equipments, and we are pursuing strategies to align with a market-leading partner and integrate our product into its digital mammography platform or mammography management/networking software. We further believe that their health care would be improved by placing testing venues at a convenient point-of-care. Women tend to schedule an annual mammogram, and we believe combining the two tests on the same machine or side-by-side in the same facility will produce improved women's health practices. Integrating a bone density test into mammography platforms could provide imaging centers with additional revenue to partially offset reduced reimbursement payments to those centers.

We have to date performed integration tests that have proven the technical feasibility of using the full field digital mammography machine as input to OsteoGram. Such tests have been successful and provide the basis for continued discussions with various prospective partners. In November 2007, our OEM partner FujiMedical showed such a networked integrated system at the Radiologic Society of North America annual meeting in Chicago.  During the quarter we continued negotiation with vendors and possible partners in this segment of the market. The timing and completion of such negotiations are subject to many factors, including the timing of introduction by those vendors of various models of Full Field Digital Mammography systems and the evolution of the regulatory and reimbursement landscape for such devices. There can be no assurances, however, that we will be successful in accomplishing such a linkage or in building such a business relationship with any such partners and that this strategy will be successful in the marketplace. Commercially launching such an integrated product may also involve obtaining further regulatory approvals, including possibly receiving an FDA 510(k) clearance, which we may not be able to obtain.

Substantially all sales of the OsteoGram product during the quarter were the result of sales to end users by our OEM distributors. We are in the process of renewing our regulatory approvals in China. China recently enacted changes in  its regulatory processes for medical devices requiring many approved medical devices to seek renewal of their licenses. While the Company does not anticipate a problem obtaining such renewal, the current pending nature of our regulatory approval in China has caused some of our OEMs to hold back orders during the quarter. This is partially responsible for a decline of orders during the quarter as compared to last year. However we believe that once regulatory approval in China is obtained a number of pending orders will be released.

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

RESULTS OF OPERATIONS FOR THE QUARTER AND THE SIX MONTHS ENDED MARCH 31, 2008 COMPARED TO THE SAME PERIOD OF FISCAL 2007.

ECG services revenue, which consists of ECG processing, equipment rental, over-reads and maintenance, during the second quarter of fiscal 2008, increased by 4.7% to $493,000 from $471,000 for the same period in fiscal 2007, and for the six months ended March 31, 2008, increased by 9.7% to $975,000 from $889,000 for the same period of fiscal 2007, due to new contracts principally with State Correctional Facilities, Clinical Research facilities and Surgical Centers.

ECG product and supplies sales revenue for the second quarter of fiscal 2008 increased by 80.8% to $47,000 from $26,000 for the same period in fiscal 2007, and for the six months ended March 31, 2008, increased by 148.8% to $107,000 from $43,000 for the same period in fiscal 2007, due to the new acquired contracts in connection with servicing Federal Aviation Administration, Sr. Aviation Medical Examiners as well as certain new County Correctional Facilities and Clinical Research Facilities.

OsteoGram revenue for the second quarter of fiscal 2008 decreased by 57.1% to $33,000 from $77,000 for the same period in fiscal 2007, and for the six months ended March 31, 2008 decreased by 56.4% to $79,000 from $181,000 for the same period in fiscal 2007, due to the cessation of certain minimum guaranteed orders in the CareStream Health contract as well as delays in orders due to the pending renewal of regulatory clearances in China. CareStream Health continues to be a significant distributor for the OsteoGram and is placing orders for end-user sales rather than pursuant to contractual minimums.

Costs of services of ECG for the second quarter of fiscal 2008 increased by 46.6% to $217,000 from $148,000 for the same period in fiscal 2007, and for the six months ended March 31, 2008 by 49.1% to $425,000 from $285,000 for the same period in fiscal 2007, due to increased purchase of parts to refurbish equipment to provide to new customers , increased staffing in the ECG laboratory  and the effect of expensing employee stock options under SFAS123R . These increases are pursuant to the Company’s expansion strategy.

Cost of goods sold of ECG for the second quarter of fiscal 2008 increased by 43.8% to $23,000 from $16,000 for the same period in fiscal 2007, and for the six months ended March 31, 2008 increased by 140.7% to $65,000 from $27,000 for the same period in fiscal 2007 in proportion with the increase in ECG product sales mentioned above.

Cost of goods sold for OsteoGram for the three months and six months ended March 31, 2008 was $2,000 and $4,000, respectively, and $0 for the same periods in fiscal 2007. The increase was due to a purchase of special packing labels that were required by our OEM partners for regulatory purposes.

Selling expenses for the second quarter of fiscal 2008 decreased by 41.0% to $69,000 from $117,000 for the same period in fiscal 2007, and for the six months ended March 31, 2008 decreased by 24.2% to $185,000 from $244,000 for the same period in fiscal 2007, due to the reduction of sales and marketing expenses pursuant to the Company’s reduction of sales personnel in support of the OsteoGram product.

General and administrative expenses for the second quarter of fiscal 2008 increased by 130.5% to $696,000 from $302,000 for the same period in fiscal 2007, and for the six months ended March 31, 2008 by 67.3% to $1,188,000 from $710,000 for the same period in fiscal 2007, due to the effect of expensing the stock options under SFAS 123R   as well as certain increased in professional fees  in connection with the pursuit of certain transactions such as the negotiation of financings and possible acquisition activities.

Research and development costs for the second quarter of fiscal 2008 increased by 21.6% to 107,000 from $88,000 for the same period in fiscal 2007, and for the six months increased by 32.3% to $217,000 from $164,000 due to increased in outsourced services in China relating to seeking the regulatory renewals in China, and the effect of expensing employee stock options under SFAS 123R.

Due to the effect of expensing employee stock options under SFAS 123R starting in October 2006, during the three months ended March 31, 2008 and 2007, the non-cash stock-based compensation charge included in the expenses above was $241,000 and $36,000, respectively, and during the six months ended March 31, 2008 and 2007, was $319,000 and $90,000, respectively. The significant increase in recognized stock option expense was due to the resignation of certain Board of Directors in connection with the previously discussed Boston Avenue Capital Credit Line and related Board Agreements, which included the acceleration of the vesting of resigning directors’ options, and resulted in a one-time non-cash compensation charge recognized this quarter.

Interest and dividend income for the second quarter of fiscal 2008 increased by 14.3% to $8,000 from $7,000 for the same period in fiscal 2007, and for the six months increased by 45.0% to $29,000 from $20,000 for the same period in fiscal 2007, due to additional investments in marketable securities available from the sale of $2,000,000 of Class D Preferred Stock on March 12, 2007.

Interest expense for the second quarter of fiscal 2008 increased by 42.9% to $10,000 from $7,000 for the same period in fiscal 2007, and for the six months increased by 7.7% to $14,000 from $13,000 for the same period in fiscal 2007, due to increased in financing related to the purchase of ECG equipment.

Net loss for the second quarter of fiscal 2008 increased by 430.8% to $568,000 from $107,000 for the same period in fiscal 2007, and for the six months ended March 31, 2008 increased by 208.6% to $1,009,000 from $327,000 for the same period in fiscal 2007, principally due to the pursuit of financings and potential acquisition and due to the expensing of the Board of Directors stock options under SFAS 123R. The recognized stock option expense was due to the resignation of certain Board of Directors in connection with the previously discussed Boston Avenue Capital Credit Line and related Board Agreements, which included the acceleration of the vesting of resigning directors’ options, and resulted in a one-time non-cash compensation charge recognized this quarter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had $705,000 in cash and marketable securities, as compared to a balance of $1,463,000 at September 30, 2007, a net decrease of $758,000. This decrease was due to loss in operations.

The purchase of property, plant, and equipment paid in cash for the three months ended March 31, 2008 was $50,000 and $5,000 for the same period in fiscal 2007.

Despite the significant increase is cash burn during the quarter, many of the events relating to the loss in operations are one-time in nature and the Company has taken aggressive steps to reduce its cash burn for the future.

We have historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. We also raise funds through the sale of common and preferred stock and use proceeds from the exercise of stock options and warrants. Additionally we have put in place a credit facility usable for additionally liquidity. At this time we have drawn no funds against the credit facility.

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

At our current rate of cash expenditures needed to fund the Company’s current growth business strategy, management of the Company believes that our existing sources of funds will not be sufficient to fund such capital expenditures and working capital and we plan to draw from our existing credit facility to provide liquidity. In the event the Company is not able to draw from the credit facility and is unable to secure alternative financing, the Company will be required to substantially reduce capital expenditures and curtail its current business strategy in order to meet its working capital needs in the short term.  Additionally, the Company may  need to raise additional capital through debt or equity financing to finance its long-term (more than twelve months) capital needs.

CAPITAL COMMITMENTS

Our primary capital resource commitments at March 31, 2008 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals and for our corporate office facility. On March 1, 2008, the Company entered into in the Agreement with L.A.T. Investment Corporation for the lease of the corporate office. Under the new lease, the Company moved the corporate offices, computer center and warehouse facilities from its prior 9,496 square feet in the building's 12th floor to new space consisting of 10,949 square feet on the building's third floor.  The lease term is five years, with an option for the Company to renew for an additional five-year term.  Monthly rent under the new lease is $13,686 during the first year, with 3% annual increases, plus certain operating expenses.

We entered into a long-term agreement with John McLaughlin effective November 2, 2002 through September 30, 2004. This agreement provided a base salary of $150,000 per year and a bonus up to $150,000 based on performance factors including revenue, profit and accomplishment of certain key milestones. In addition, Mr. McLaughlin received standard employee options to purchase 50,000 shares of our common stock at an exercise price of $0.20 per share upon acceptance of the agreement. On September 24, 2004, the Board passed a resolution to extend this contract for an additional year to 2005. On September 9, 2005, the Board passed a resolution to continue Mr. McLaughlin at a monthly salary of $14,500 starting October 1, 2005. On June 1, 2007, we received a letter of resignation from Mr. McLaughlin. The notice was accepted by the Chairman of the Board, Robert Stuckelman, on June 4th, 2007. We retained Mr. McLaughlin as a consultant from June 1, 2007 to December 31, 2007 for a monthly fee of $14,500 without additional benefits. The contract expired on December 31, 2007 and was not renewed.

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

FINANCING ACTIVITIES

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

On February 15, 2008, CompuMed, Inc., a Delaware corporation (the "Company"), entered into a revolving line of credit agreement (the "Credit Agreement") between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the "Lender" or "BAC"). The Credit Agreement provides for a new revolving line of credit facility in an aggregate principal amount of up to $4 million. The revolving line of credit matures on December 31, 2017.  Advances under the revolving line of credit shall bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the fifth business day of each January, April, July and October, commencing on April 7, 2008.  The Credit Agreement also provides that unused amounts up to the total commitment shall bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year.  Under the Credit Agreement, the Lender provided the Company a letter of credit issued by JP Morgan Chase NA in an amount at all times equal to the amount of (i) $4,000,000 less (ii) the aggregate amount of advances then outstanding under the revolving line of credit.  Advances under the revolving line of credit will be unsecured senior obligations of the Company. The Company expects to use proceeds under the new revolving line of credit for general corporate purposes, including working capital and to fund new product joint ventures or potential acquisitions consistent with its business strategy.

The Credit Agreement contains customary representations and warranties of the Company.  Availability under the new revolving line of credit is subject to certain conditions, including (i) certain covenants relating to the composition of the Board of Directors of the Company, (ii) that the members of the Board of Directors of the Company unanimously approve any advance, (iii) that there not be any undisclosed material liabilities at the time of an advance, and (iv) that the Lender shall have consented (in its sole discretion) in the event that an advance is requested and, at the time of the request for the advance,  the Company or any of its officers, directors, employees, shareholders or affiliates is a party to any pending legal proceedings related to the Company or its affiliates.

The new revolving line of credit facility may be prepaid at any time in whole or in part without premium or penalty, other than payment of the 1% commitment interest on unused advances if the commitment is not terminated.

The Credit Agreement also includes certain customary events of default including, but not limited to: failure to pay principal or interest when due (subject to grace period); any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set forth in the Credit Agreement; and bankruptcy and insolvency defaults.

Common Stock Purchase Warrant

On February 15, 2008, the Company issued a Common Stock Purchase Warrant (the "Warrant") for the purchase of up to 16,000,000 shares of the Company's common stock to BAC for a purchase price of $5,000 (the "Warrant Purchase Price") in connection with the Credit Agreement.  Pursuant to the terms of the Warrant and subject to its conditions, BAC may purchase from time to time up to 16,000,000 shares of the Company's common stock at a price per share equal to the average of the daily volume weighted average price of the Company's common stock as reported by the OTC Bulletin Board on each trading day during the period commencing on the date of issuance of the Warrant and ending one hundred eighty (180) trading days immediately following but not including the date of issuance of the Warrant, calculated as of the close of trading on such one hundred eightieth trading day.  The Warrant is exercisable if and only if the Company's stockholders approve an increase in the Company's authorized shares of common stock sufficient to permit that number of shares to be reserved for issuance and issued upon exercise of the Warrant.  The Warrant terminates upon the earlier of (i) the twentieth (20th) anniversary of the date of issuance and (ii) the tenth (10th) anniversary of the date the Company shall have irrevocably reserved a sufficient number of duly authorized shares of common stock for issuance upon full exercise of the Warrant.  If duly authorized and reserved shares of common stock are not available for issuance upon exercise of the Warrant  by the fifth (5th) anniversary of the date of issuance, the holder of the Warrant may put the Warrant to the Company, in whole but not in part, for a price equal to the sum of (x) the Warrant Purchase Price and (y) 8% per annum multiplied by the Warrant Purchase Price, compounded annually from the issue date.  The Warrant contains customary adjustments for stock splits, dividends, reclassifications and certain mergers and consolidations, and is transferable by BAC to certain affiliated entities.

Board Agreement

On February 15, 2008, the Company entered into an Agreement (the "Board Agreement") among the Company, BAC and Robert Stuckelman, John Minnick, John Romm, M.D., and Stuart Silverman, M.D., each a member of the board of directors of the Company (each of Messrs. Stuckelman, Minnick, Romm and Silverman being collectively referred to as the "Resigning Board Members").  Pursuant to the terms of the Board Agreement, BAC and the Company terminated certain agreements dated May 17, 2007 relating to the rights and obligations of BAC and the Company regarding voting and otherwise supporting the nominations of members of the Board of Directors of the Company.  In addition, the Board Agreement required that each of the Resigning Board Members submit his resignation as a board member of the Company concurrently with the execution thereof, and each of BAC and the Resigning Board Members executed and delivered a mutual general release of claims against each other.  The Board Agreement was a condition of BAC's willingness to enter into the Credit Agreement.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2008, our financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, we are exposed to market risk related to changes in market prices of our marketable securities.  The carrying values of our marketable securities are based on quoted market prices.  Market prices are subject to fluctuation and, consequently, the amount realized on a subsequent sale may differ significantly from the reported market value.  Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

As of March 31, 2008, we had approximately $705,000 of marketable securities, cash and cash equivalents, of which $177,000 was invested in publicly traded securities and $303,000 in mutual funds.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during our second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K.

NUMBER

DESCRIPTION OF EXHIBIT

3.7	Amendment to Bylaws dated February 15, 2008 (filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K, filed on February 19, 2008 and incorporated herein by reference).
4.7

Amendment No. 2 to Rights Agreement, dated as of February 15, 2008, between the Company and Computershare as successor Rights Agent to U.S. Stock Transfer Corporation (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed on February 19, 2008 and incorporated herein by reference).

10.21

Revolving Line of Credit Agreement; dated as of February  15, 2008, between the Company, as Borrower, and Boston Avenue Capital, LLC, as Lender (filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed on February 19, 2008 and incorporated herein by reference).

10.22

Common Stock Purchase Warrant, dated as of February 15, 2008, issued to Boston Avenue Capital, LLC(filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed on February 19, 2008 and incorporated herein by reference).

10.23

Agreement, dated as of February 15, 2008, among the Company, Boston Avenue Capital, LLC, Robert Stuckelman, John Minnick, John Romm and Stuart Silverman (filed as Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed on February 19, 2008 and incorporated herein by reference).

10.24	Office Lease, dated as of February 15, 2008, between the Company, as Tenant and L.A.T. Investment Corporation, as Landlord.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUMED, INC.

Date: May 15, 2008	By:	/s/ Maurizio Vecchione
Maurizio Vecchione
Interim Chief Executive Officer

Date: May 15, 2008	By:	/s/ Phuong Dang
Phuong Dang
Secretary, Controller and Principal Financial Officer