Form 10-Q
period 2008-06-30
COMPUMED INC
filed 2008-08-14
CIK 700998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

COMPUMED, INC.

(Exact name of registrant as specified in its charter)

———————

DELAWARE	000-14210	95-2860434
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

5777 WEST CENTURY BLVD. , SUITE 360, LOS ANGELES, CA 90045

(Address of Principal Executive Office) (Zip Code)

(310) 258-5000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

The number of shares outstanding of the registrant’s common stock as of July 31, 2008 was 25,665,858.

COMPUMED, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

BALANCE SHEETS
COMPUMED, INC.

	June 30,	September 30,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	242,000	969,000
Investments, at fair market value	388,000	494,000
Accounts receivable, less allowance of $23,000 (June 2008) and $27,000 (September 2007)	257,000	307,000
Other receivables	5,000	5,000
Inventory	158,000	42,000
Prepaid expenses and other current assets	26,000	18,000
TOTAL CURRENT ASSETS	1,076,000	1,835,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,285,000	1,235,000
Furniture, fixtures and leasehold improvements	76,000	76,000
Equipment under capital leases	391,000	323,000
	1,752,000	1,634,000

Accumulated depreciation and amortization	(1,430,000)	(1,359,000)
TOTAL PROPERTY AND EQUIPMENT	322,000	275,000

OTHER ASSETS
Patents, net of accumulated amortization of $12,000 (June 2008) and $9,000 (September 2007)	170,000	138,000

Other assets	19,000	13,000
TOTAL OTHER ASSETS	189,000	151,000
TOTAL ASSETS	1,587,000	2,261,000

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable	326,000	236,000
Accrued liabilities	121,000	177,000
Unearned revenue- ECG processing	2,000	2,000
Current portion of capital lease obligations	85,000	73,000
TOTAL CURRENT LIABILITIES	534,000	488,000

Capital lease obligations, less current portion	70,000	133,000
Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares

Preferred Stock- Class A $3.50 cumulative convertible voting - issued and outstanding - 8,400 shares	1,000	1,000

Preferred Stock- Class B $3.50 cumulative convertible voting - issued and outstanding - 300 shares	-	-

Preferred Stock- Class D 2% convertible - issued and outstanding - 4,167 shares

Common Stock, $0.01 par value - authorized 50,000,000 shares, issued and outstanding - 25,665,868 (June 2008) and 24,939,283 shares (September 2007)	258,000	250,000

Additional paid in capital	36,276,000	35,842,000

Accumulated deficit	(35,545,000)	(34,393,000)

Accumulated other comprehensive income (loss)	(7,000)	(60,000)
TOTAL STOCKHOLDERS' EQUITY	983,000	1,640,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,587,000	2,261,000

The accompanying notes are an integral part of these consolidated financial statements.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

COMPUMED, INC.

	Three Months Ended June 30,		Nine Months Ended June 30,

	2008	2007	2008	2007
REVENUE FROM OPERATIONS
ECG services	457,000	491,000	1,432,000	1,380,000
ECG product and supplies sales	26,000	18,000	133,000	61,000
OsteoGram (R) sales and services	1,000	81,000	80,000	262,000
	484,000	590,000	1,645,000	1,703,000
COSTS AND EXPENSES
Costs of ECG services	182,000	162,000	607,000	447,000
Cost of goods sold-ECG	18,000	16,000	83,000	43,000
Cost of goods sold - OsteoGram (R)	-	1,000	4,000	1,000
Selling expenses	104,000	117,000	289,000	361,000
Research & development	76,000	93,000	293,000	257,000
General and administrative expenses	215,000	372,000	1,403,000	1,082,000
Depreciation and amortization	26,000	23,000	75,000	64,000
	621,000	784,000	2,754,000	2,255,000
OPERATING LOSS	(137,000)	(194,000)	(1,109,000)	(552,000)

Interest income and dividends	5,000	24,000	34,000	44,000
Realized gain on marketable securities	(4,000)	-	(56,000)	24,000
Interest expense	(7,000)	(6,000)	(21,000)	(19,000)
NET LOSS	(143,000)	(176,000)	(1,152,000)	(503,000)

OTHER COMPREHENSIVE INCOME
Unrealized gain/(loss) in marketable securities	1,000	(43,000)	(3,000)	(65,000)
Reclassification adjustment of marketable securities	4,000	-	56,000	-
TOTAL OTHER COMPREHENSIVE INCOME	5,000	(43,000)	53,000	(65,000)

TOTAL COMPREHENSIVE LOSS	(138,000)	(219,000)	(1,099,000)	(568,000)

NET LOSS PER SHARE (Basic and diluted)	(0.01)	(0.01)	(0.05)	(0.02)
Weighted average number of common
shares outstanding	25,605,133	24,654,807	25,263,036	24,457,334

The accompanying notes are an integral part of these consolidated financial statements.

STATEMENTS OF CASH FLOWS
(UNAUDITED)
COMPUMED, INC.

	Nine Months Ended June 30,

	2008	2007
OPERATING ACTIVITIES:
Net loss	(1,152,000)	(503,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain)/loss on marketable securities	56,000	(23,000)
Stock based compensation	360,000	149,000
Depreciation and amortization	75,000	64,000
(Increase)/Decrease in accounts receivable	50,000	(116,000)
(Increase)/Decrease in inventory and prepaid expenses	(124,000)	(12,000)
Increase/(Decrease) in accounts payable and other liabilities	(34,000)	108,000
NET CASH USED IN OPERATING ACTIVITIES	(769,000)	(333,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from selling of marketable securities	709,000	252,000
Investments in purchase of marketable securities	(606,000)	(779,000)
Purchase of other asset	(42,000)	(10,000)
Purchase of property, plant and equipment	(50,000)	(52,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	11,000	(589,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	82,000	23,000
Net offering of the investment agreement with Dutchess Private Equities Fund	-	114,000
Net offering of the private placement of Boston Avenue Capital	-	1,867,000
Payments on capital lease obligations	(51,000)	(40,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,000	1,964,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(727,000)	1,042,000

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD	969,000	193,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	242,000	1,235,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	21,000	19,000
Equipment acquired under capital lease and financing	68,000	57,000

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
COMPUMED, INC.

NOTE A - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008. For further information, refer to the financial statements for the year ended September 30, 2007 and the notes thereto included in the Company's Annual Report on Form 10-K.

The balance sheet at September 30, 2007 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company generated negative cash flows from operations and had net losses of $1,152,000 and $503,000 in the nine-month period ending June 30, 2008 and 2007, respectively. The Company's business strategy includes the launch of its OsteoCare initiative, and an expansion of its telecardiology services business into new markets as well as into the Electronic Medical Records business. The Company intends to finance this business strategy by using its current working capital resources and cash flows from existing operations as well as possible sales of equity and debt securities. There can be no assurance that the business expansion will be sufficient to offset related expenses in which case the Company may have to seek additional sources of capital, which may or may not be available, or significantly reduce or restructure its operations.

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

On March 14, 2007, the Company closed a private placement of its securities to an institutional investor pursuant to the Securities Purchase Agreement.  The Company sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of the Company’s Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants at an exercise price of $0.30 per share.  Pursuant to the Agreement, the Company issued all 4,167 shares of the authorized Class D Preferred Stock. Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of the Company’s common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of the Company’s common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of the Company’s common stock and may be lawfully paid in cash, the dividends will be paid in cash. The Company accrued the March 2008 dividend on the Class D Preferred Stock and paid in shares of its common stock in August 2008. The Company will not have sufficient authorized shares to continue to pay dividends in shares of common stock in the future unless and until the stockholders authorize additional shares. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of the Company’s assets available for distribution to its stockholders, whether from capital, surplus or earnings and before any payment shall be made to the holders of shares of the Company’s common stock or upon any other series of the Company’s

Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of the Company’s assets will be deemed a liquidation event unless no assets are distributed in respect of any class of the Company’s capital stock in connection with, or as a result of, such merger or consolidation. The Class D Preferred Stock has the same voting rights as the Company’s common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for each vote allowed a share of the Company’s common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of the Company’s common stock.

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

During the nine months ended June 30, 2008, there were no grants issued. For the same period in 2007, the Company granted to directors, officers and employees options to purchase 5,295,000 shares, the fair value of the options have been estimated at $530,381, at the date of grant, respectively, and is based on the following assumptions on the date of grant using the Black-Scholes valuation model.

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

Nine months Ended June 30, 2007
Risk free interest rate	4.69% to 4.75%
Stock volatility factor	24% to 28%
Weighted average expected option life	5-6 years
Expected dividend yield	None

A summary of the stock options activity and related information for the nine months ended June 30 follows:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	11,237,414	0.29	6,754,828	0.29
Options exercised	(690,767)	0.12	(302,896)	0.11
Options granted	-	-	5,295,000	0.29
Options forfeited/canceled	(1,175,233)	0.29	(216,185)	0.66
Options outstanding, end of period	9,371,414	0.30	11,530,747	0.29
Options exercisable, end of period	7,978,090	0.30	4,632,415	0.26

The following summarizes information concerning stock options outstanding at June 30, 2008:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
		Remaining	Price		Price
Range of Exercise Prices	Shares	Contractual	of Shares	Shares	of Shares
	Outstanding	Life	Outstanding	Exercisable	Exercisable
$0.0000 - $0.4250	8,339,314	6.65	$0.26	7,029,324	$0.25
$0.4251 - $0.8500	1,022,100	2.76	$0.66	938,766	$0.66
$0.8501 - $1.2750	10,000	1.83	$0.95	10,000	$0.95
	9,371,414	6.22	$0.30	7,978,090	$0.30

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

NOTE B - OTHER AGREEMENTS

On March 14, 2007, the Company closed a private placement of its securities to an institutional investor pursuant to the Securities Purchase Agreement.  The Company sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of the Company’s Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share.  Pursuant to the Agreement, the Company issued all 4,167 shares of the authorized Class D Preferred Stock. Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of the Company’s common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of the Company’s common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of the Company’s common stock and may be lawfully paid in cash, the dividends will be paid in cash. The Company accrued the March 2008 dividend on the Class D Preferred Stock and paid in shares of its common stock in August 2008.  While the Company expects that it will have sufficient shares of common stock authorized to pay the next scheduled dividend on the Class D Preferred Stock in shares of its common stock, the Company currently will not have sufficient authorized shares to continue to pay dividends in shares of common stock in the future unless and until the stockholders authorize additional shares. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of the Company’s assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of the Company’s common stock or upon any other series of the Company’s Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of the Company’s assets will deemed a liquidation event unless no assets are distributed in respect of any class of the Company’s capital stock in connection with, or as a result of, such merger or consolidation. The Class D Preferred Stock has the same voting rights as the Company’s common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for vote allowed a share of the Company’s common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of the Company’s common stock.

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

Agreement with OSI Optoelectronic Systems

On May 14, 20008 the Company entered into an agreement with OSI Optoelectonic Systems, a unit of OSI Systems Inc. (“OSI”) whereby the Company would market a bone densitometer manufactured by OSI and based on a peripheral dual energy absorption technology (pDXA). Under the agreement the Company purchases the pDXA products at an agreed transfer price based on forecasted quantities and is free to set a retail price of the units to achieve a target margin. The agreement covers US, Canada and other NAFTA countries. The Company announced the availability of this pDXA bone densitometer under its Osteocare product brand. This product was introduced on May 29, 2008 to provide a point-of-care targeted bone densitometer.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends," "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, product and service demand and acceptance, changes in technology, ability to raise capital, the availability of appropriate acquisition candidates and/or business partnerships, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, government regulation and other risks described in our annual report on Form 10-K and other reports as may be filed from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Statements contained in this 10-Q, such as statements about revenue, operations, revenue and earnings growth and other financial results are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All such forward-looking statements including statements concerning the Company's plans, objectives, expectations and intentions are based largely on management’s expectations and are subject to and qualified by risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.  These statements are subject to uncertainties and risks including, without limitation, product and service demand and acceptance, changes in technology, ability to raise capital, the availability of appropriate acquisition candidates and/or business partnerships, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, government regulation and other risks identified in the Company's filings with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect events, conditions or circumstances on which any such statement is based after the date hereof, except as required by law.

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

The upgrades completed during the second quarter of 2008 were also designed to support the expansion of our ECG services beyond the traditional markets of correctional facilities into broader tele-medicine and electronic medical records (EMR) markets.  During the third quarter, we continue to take steps to prepare the launch of an EMR solution applied to telecardiology. We believe that adding such a solution could allow the Company to expand its telecardiology business to new customers. We are currently engaging in discussions about possible joint ventures or other similar relationships with leaders in the EMR space to synergyse our telecardiology offering with their integrated EMR systems. We are also exploring wether such EMR offerings could be used by clinical research organizations in support of new drugs development as well as drug safety studies. While we believe that the Company could benefit from such an offering and are actively engaged in planning for such an EMR offering there are no guarantees that the Company will be able to launch such a product or that it will be succesfull in growing its business with it.

We continue to target an expansion of our offering into new markets, including the Federal Government, branches of the U.S. Military, the Veteran’s Administration, surgical centers, occupational and rural health centers, mental health centers, as well as additional correctional facilities. All of these sites potentially experience the situation of having to provide time-critical medical response to patients in the midst of a cardiac event without having access to trained cardiologists.  We believe, based on market data, that our CardioGram could provide a solution that can elevate the quality of patient care at these institutions and reduce liabilities at these locations.

During the third quarter, the Company continued to ship units to surgical groups as well as clinical research organizations. This has resulted in an increase of ECG equipment sold during the quarter. Additionally we continued to fulfill orders in connection with our approval by the Federal Aviation Administration (FAA) to supply our ECG machines to Senior Aviation Medical Examiners.

In March of 2008, we received a two- year extension for CardioGram and services from the Nevada Department of Corrections.  Under the terms of the agreement, CompuMed's CardioGram system will be used to provide remote cardiac screening for selected detention facilities in the NDOC system, which houses more than 13,000 inmates. The NDOC will rent CardioGram terminals and utilize the ongoing ECG remote interpretation services from CompuMed.

On July 2nd , the Company announced a contract extension with the Department of Corrections of the State of Iowa. Under the terms of the Iowa Department of Corrections (IADOC) agreement, CompuMed will provide remote cardiac screening on an as needed basis for more than 8,700 detainees at the Department's nine main correctional facilities.

On July 2nd , the Company also announced a contract extension with Prison Health Services, (PHS) relating to the Wyoming Department of Corrections. The contract extension with the Wyoming Department of Corrections is through Prison Health Services (PHS), for which CompuMed will continue to serve as a value-added partner providing remote cardiac screening for detainees at Wyoming correctional facilities.

On July 10th ,  the State of Arizona Department of Corrections, (ADC), announced a new contract for our ECG Services. Under the terms of the ADC's agreement, CompuMed will provide remote cardiac screening on an as needed basis for more than 30,000 detainees at the Department's correctional facilities statewide. CompuMed now has 44 CardioGram systems at correctional sites throughout Arizona. The ADC agreement contains options for multiple renewals/extensions.

Our transmission revenue with correctional facilities is subject to volume ups and down due to State budget cycles and other usage factors. During the third quarter the State of Florida reduced somewhat its transmission volume in response to its state budget cuts and new state budget approval cycle. The Company derives significant revenues from the State of Florida, State of New York and State of California and changes or cuts in state budgets or in usage patterns by any one of those customers could have a negative effect on the revenues in the future. At this time, the Company believes that the lower usage experienced during the end of the quarter from the State of Florida is temporary in nature and is not a permanent shift in usage patterns or budgets on the part of the State of Florida.

We cannot offer assurance that any of these expansions will be successful in increasing our revenues or producing profits, or that our products will ultimately prove to be effective in these new markets. There can be no assurances that the Company will succeed in keeping or expanding its contracts with its  customers and that those customers will not reduce their use of the Company’s services in the future.

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

Skeletal Health Products

During the quarter, the Company announced the OsteoCare initiatives designed to address the need for a new point-of-care device that could be marketed directly to those physician’s practices that may be interested in screening for patients at risk for bone disease.

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

Despite the devastating impact of bone disease, and Medicare's stated desire to test more at-risk patients, the Centers for Medicare and Medicaid services recently enacted significant cuts in the reimbursement for central DXA, or dual energy X-ray absorptiometry, a technology which widely used in the United States to perform bone mineral density testing. As a result there have been trends in the marketplace of significant slowing of sales of central DXA systems and the number of centers offering central DXA services appears to be shrinking. Approved reimbursement for alternative screening technologies such as the Company’s OsteoGram product was left unchanged. However there is no guarantee that reimbursements for alternative procedures will remain unchanged in the future.

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

On May 14, 2008, the Company entered into an agreement with OSI Optoelectonic Systems, a unit of OSI Systems Inc. (“OSI”) whereby the Company would market a bone densitometer manufactured by OSI and based on a peripheral dual energy absorption technology (pDXA). Under the agreement the Company purchases the pDXA products at an agreed transfer price based on forecasted quantities and is free to set a retail price of the units to achieve a target margin. The agreement covers US, Canada and other NAFTA countries. The Company announced the availability of this pDXA bone densitometer under its OsteoCare product brand. This product was introduced on May 29, 2008 to provide a point-of-care targeted bone densitometer.

Market research done by the Company suggests that a product such as OsteoCare would complement our existing OsteoGram product in primary care settings because it: 1) provides a self-contained source of x-rays and, unlike OsteoGram, does not require any kind of “bolt-on” external x-ray source, 2) is based on DXA technology whichat this time, enjoys greater acceptance in the primary care field 3) is fully automated and can provide results with minimal physician training or supervision 4) enjoys wide reimbursement from both private insurers and Medicare 5) has a small physical footprint and good ergonomics and 6) can be placed on the market for a total price point well under $15,000, which according to our market research is a key ceiling in order to enable return on investment for an average physician practice. Based on this agreement the Company has launched a broad initiative under the brand OsteoCare targeting primary care physicians in the US.

Currently, the marketing plan for OsteoCare involves a physician education campaign which includes a briefing on the importance of screening patients with certain risk factors for Osteoporosis, available treatments courses, a specialist referral network for diagnosed at-risk patients, and a reimbursement guide for the doctor’s billing office to follow. During the launch of the new education campaign, OsteoCare has been made available to qualified physician’s offices on a free 45-day trial program. Under the trial the physician agrees to take in the unit for the trial period, establish a screening program for its at-risk patient population, bill patients and reimbursers according to our guidelines, and tabulate the results. At the end of the trial the doctor has the option to either buy the machine, lease or rent the machine or return it. To date this program has focused initially on California. The Company has reached out to the primary care community in California through a combination of efforts, including 1) direct sales 2) trade shows and physician’s meetings and, 3) telemarketing-. At this time the Company has assembled a list of more than 1,000 interested physicians. The Company is ranking these practices according to various criteria and placing trial units at their locations. The trial program has shown early evidence of success but it is too early to date to determine with certainty the ultimate success of the program.  We have created a significant pipeline of physician practices interested in participating in the trial program. We have also begun converting some of the early trial participants into customers, either on a lease, rental or sale basis. However, the Company has a limited pool of units it can offer for trial due to the cost of building such an inventory. As a result the Company is constantly re-evaluating its success metrics for this trial program and plans on reviewing its target inventory levels on a quarter to quarter basis. It is currently too early to tell how successful OsteoCare will be in the marketplace and the Company is taking a conservative approach to building its inventory to maximize its cash flow.

One of the key business goals of the OsteoCare product is to build recurring revenue for the Company. As a result the Company is promoting a rental program. Under the rental program the physician rents the unit with a certain contractual term and pays a monthly rate. In turns the Company finances the equipment with a commercial leasing company and keeps the spread between its leasing cost and the rental fee as its margin. This is similar to the arrangements the Company enters into with its telecardiology customers. With this approach, the Company hopes to create a more predictable revenue stream not subject to the one-time revenues that is traditionally associated with medical device sales. Additionally, the on-going relationship with these doctors allows the Company to manage these physicians as a “clinical network” and to offer to its network, in the future,  other new or expanded products or services in the OsteoCare platform.

While there is evidence that this rental strategy is being accepted in the marketplace, it is too early to validate. Also, because the revenue recognition on these sales will be based on monthly rental amounts, it will take some time before the volume of rental adds up to material amounts. There can be no guarantee that these strategies will develop into a meaningful business or that the Company will ultimately be successful in this program. Also there can be no guarantees that the Company will be able, in the future, to offer additional products to its clinical network.

The availability of OsteoCare allows the Company to position its other product in skeletal health, OsteoGram®, is a high-end bone densitometer principally for OEM use. The OsteoGram is a non-invasive diagnostic system that has been shown in clinical studies to provide an effective and accurate bone density measurement in connection with screening for osteoporosis and assessing hip fracture risk. Our target markets for these products are hospitals, radiology practices, imaging centers, and general OB/GYN and orthopedic office practices. We are now supplying the third generation OsteoGram product.  The OsteoGram product is marketed and distributed directly by the Company, and through approved distributors and Original Equipment Manufacturers (OEMs).

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

OsteoGram continues to have limited acceptance at this time. In the US there is a tendency by the physician community to look at RA, the technology on which OsteoGram is based, as a lesser technology than DXA, the prevalent approach to bone densitometry. While this appears to be a “perception”, it has made sales, especially in the US, difficult.  In overseas markets the bias towards DXA is less pronounced and the Company has invested effort towards developing credible international channels and clearing the path towards a greater presence internationally. In order to overcome this perception,  and to expand its ability to operate in international markets, the Company has begun investigating strategic alliances with one or more large third parties that could add large company resources to our OsteoGram marketing efforts. It is too early to indicate the form and structure of such a relationship and there can be no guarantees that such a relationship can be found or executed. Additionally, the Company with its OEMs has worked aggressively to clear the product for sale in China. This effort resulted in the Chinese State Food & Drug Administration clearing the OsteoGram for sale in China on June 6, 2008, paving the way for an expanded China sales effort in the coming quarters. According to China’s most recent national census, about 100 million Chinese citizens suffer from the disease in various stages. Osteoporosis affects more than 200 million people worldwide and is especially prevalent in China, where the traditional diet lacks calcium.

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

In May 1999, we received clearance from the United States Food and Drug Administration, or FDA, to market an automated version of the OsteoGram software for use as a stand-alone product by physicians. In 2004, we launched the Digital Imaging and Communications in Medicine, or DICOM, a digital version of the OsteoGram product. Using digital or film-based x-ray equipment, two posterior-anterior views of the left-hand fingers are taken with an aluminum alloy reference wedge in each exposure. The calibration wedge is used to adjust for any differences among x-ray equipment, exposures and other variables. In the case of the film-based version of the OsteoGram, the developed film is scanned with a high-resolution desktop scanner, and the OsteoGram software analysis program rapidly produces an accurate and precise bone mineral density report. With a filmless x-ray system the digital image is captured on a workstation for analysis. We developed the DICOM-compliant version of the OsteoGram for use on filmless systems, which we believe may be a high growth segment in the medical imaging market. DICOM (Digital Imaging and Communications in Medicine) is the industry-consortium established information standard that allows the new generation of digital medical imaging equipment to interconnect.

We continue to believe a new market demand may also be developing from certain digital mammography providers interested in adding the OsteoGram as a complementary screening test on their own full field digital mammography equipments.We are pursuing strategies to align with a market-leading partner and integrate our product into its digital mammography platform or mammography management/networking software.  To date these discussions have not resulted in new OEM relationships or materials sales. We are considering aligning with key players in this area as a strategy to energize sales of the OsteoGram product. There can be no guarantees we will succeed in establishing such relationships or sales.

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

In October 2007 the Company was issued US Patent 7280683 for a Method, Code, and System for Assaying Joint Deformity. We believe that the claims underlying this patent has implication in the quantification and measurement of joint disease such as Arthritis. We have been approached by parties associated with pharmaceutical drug discovery and are exploring options to leverage our software and our intellectual properties in this area for a possible joint venture or other business relationship designed to couple our technology with new drugs being introduced in the arthritis area. This could lead to new products as well as new distribution channels and revenue streams. However, there can be no guarantee at this time that such a relationship can be made or that it would be successful.

RESULTS OF OPERATIONS FOR THE QUARTER AND THE NINE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SAME PERIOD OF FISCAL 2007.

ECG product and supplies sales revenue for the third quarter of fiscal 2008 increased by 44.4% to $26,000 from $18,000 for the same period in fiscal 2007, and for the nine months ended June 30, 2008, increased by 118.0% to $133,000 from $61,000 for the same period in fiscal 2007, due to the new acquired contracts in connection with servicing Federal Aviation Administration, Sr. Aviation Medical Examiners as well as certain new county correctional facilities and clinical research facilities.

ECG services revenue, which consists of ECG processing, equipment rental, over-reads and maintenance, during the third quarter of fiscal 2008, decreased by 6.9% to $457,000 from $491,000 for the same period in fiscal 2007 due to lower ECG processing of certain Department of Corrections due to their current state budget cycles, and for the nine months ended June 30, 2008, increased by 3.8% to $1,432,000 from $1,380,000 for the same period of fiscal 2007, due to new contracts principally with state correctional facilities, clinical research facilities and surgical centers.

OsteoGram revenue for the third quarter of fiscal 2008 decreased by 98.8% to $1,000 from $81,000 for the same period in fiscal 2007, and for the nine months ended June 30, 2008 decreased by 69.5% to $80,000 from $262,000 for the same period in fiscal 2007, due to the cessation of certain minimum guaranteed orders in the CareStream Health contract that existed in 2007 but not in 2008, as well as due to the pending renewal of regulatory clearances in China. CareStream Health continues to be a significant distributor for the OsteoGram and is placing orders for actual end-user sales rather than pursuant to contractual minimums.  The Company received clearance to sell OsteoGram in China by the Chinese State Food and Drug Administration subsequent to the close of the quarter.

Costs of services of ECG for the third quarter of fiscal 2008 increased by 12.3% to $182,000 from $162,000 for the same period in fiscal 2007, and for the nine months ended June 30, 2008 increased by 35.8% to $607,000 from $447,000 for the same period in fiscal 2007, due to increased purchase of parts to refurbish equipment to provide to new customers , increased staffing in the ECG laboratory  and the effect of expensing employee stock options under SFAS123R . These increases are pursuant to the Company’s planned expansion strategy in those respective areas.

Cost of goods sold of ECG for the third quarter of fiscal 2008 increased by 12.5% to $18,000 from $16,000 for the same period in fiscal 2007, and for the nine months ended June 30, 2008 increased by 93.0% to $83,000 from $43,000 for the same period in fiscal 2007 in proportion with the increase in ECG product sales mentioned above.

Cost of goods sold for OsteoGram for the third quarter of fiscal 2008 decreased by 100% to $0 from $1,000 for the same period in fiscal 2007, and for the nine months ended June 30, 2008 increased by 300%  to $4,000 from $1,000 for the same period in fiscal 2007. The increase was due to a purchase of special packing labels that were required by our OEM partners for regulatory purposes.

Selling expenses for the third quarter of fiscal 2008 decreased by 11.1% to $104,000 from $117,000 for the same period in fiscal 2007, and for the nine months ended June 30, 2008 decreased by 19.9% to $289,000 from $361,000 for the same period in fiscal 2007, due to the re-alignment and cost reductions associated with certain non performing products, specifically in connection with the OsteoGram.

General and administrative expenses for the third quarter of fiscal 2008 decreased by 42.2% to $215,000 from $372,000 for the same period in fiscal 2007 pursuant to continued cost cutting initiatives, including the discontinued board fees of four members who resigned  pursuant to the terms of  the Board Agreement and Boston Avenue Capital, LLC on February 15, 2008,  and for the nine months ended June 30, 2008 Increased by 29.7% to $1,403,000 from $1,082,000 for the same period in fiscal 2007, due to the effect of expensing the stock options under SFAS 123R   as well as certain one-time increased in professional fees  in connection with the pursuit of certain transactions such as the negotiation of financings and possible acquisition activities.

Research and development costs for the third quarter of fiscal 2008 decreased by 18.3% to $76,000 from $93,000 for the same period in fiscal 2007 due to the effect of re-alignment of R&D priorities around non-performing product lines, including the OsteoGram, and for the nine months increased by 14.0% to $293,000 from $257,000 due to increased in outsourced services in China relating to seeking the regulatory renewals in China.

Due to the effect of expensing employee stock options under SFAS 123R starting in October 2006, during the three months ended June 30, 2008 and 2007, the non-cash stock-based compensation charge included in the expenses above was $40,000 and $54,000, respectively, and during the nine months ended June 30, 2008 and 2007, was $360,000 and $126,000, respectively. The significant increase in recognized stock option expense was due to the resignation of certain Board of Directors in connection with the previously discussed Boston Avenue Capital Credit Line and related Board Agreements, which included the acceleration of the vesting of resigning directors’ options, and resulted in a one-time non-cash compensation charge recognized in the second quarter.

Interest and dividend income for the third quarter of fiscal 2008 decreased by 79.2% to $5,000 from $24,000 for the same period in fiscal 2007, and for the nine months decreased by 22.7% to $34,000 from $44,000 for the same period in fiscal 2007, due to sales of certain marketable securities that earned interest and dividends but may be subject to volatility. The Company invested the proceeds of these marketable securities in mutual funds in accordance to its investment policy.

Interest expense for the third quarter of fiscal 2008 increased by 16.7% to $7,000 from $6,000 for the same period in fiscal 2007, and for the nine months increased by 10.5% to $21,000 from $19,000 for the same period in fiscal 2007, due to increased in financing related to the purchase of ECG equipment.

Net loss for the third quarter of fiscal 2008 decreased by 18.8% to $143,000 from $176,000 for the same period in fiscal 2007 due to reduction in staff in Research and Development and certain general and administrative expenses, and for the nine months ended June

30, 2008 increased by 129.0% to $1,152,000 from $503,000 for the same period in fiscal 2007, principally due to the pursuit of financings and potential acquisition and due to the expensing of the Board of Directors stock options under SFAS 123R. The recognized stock option expense was due to the resignation of certain Board of Directors in connection with the previously discussed Boston Avenue Capital Credit Line and related Board Agreements, which included the acceleration of the vesting of resigning directors’ options, and resulted in a one-time non-cash compensation charge recognized in the second quarter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had $630,000 in cash and marketable securities, as compared to a balance of $1,463,000 at September 30, 2007, a net decrease of $833,000. This decrease was due to loss in operations.

The purchase of property, plant, and equipment paid in cash for the nine months ended June 30, 2008 was $50,000 and $52,000 for the same period in fiscal 2007.

Even though we experienced greater loss during 2008 than 2007 due in part to a significant amount of non-cash charges, the Company has made significant progress towards reducing its cash burn during the third quarter of 2008 where we used $74,000 of cash for operating activities compared to $266,000 during the second quarter of 2008, and $429,000 during the first quarter of 2008. This was accomplished by eliminating the board fees, reducing certain professional fees and balancing the investment into new initiatives such as the expansion in telecardiology and the launch of OsteoCare with the re-alignment and downsizing of certain non-performing products and business units including OsteoGram. The Company is continually assessing the performance of its product lines and business units and may engage in further cost-cutting measures as well as other possible strategic transactions involving third parties for any non-performing product line, with a goal to achieve cash flow positive status as soon as possible.

We have historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. We also raise funds through the sale of common and preferred stock and use proceeds from the exercise of stock options and warrants. Additionally we have put in place a credit facility usable for additional liquidity. At this time we have drawn no funds against the credit facility.

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

CAPITAL COMMITMENTS

Our primary capital resource commitments at June 30, 2008 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals and for our corporate office facility. On March 1, 2008, the Company entered into in the Agreement with L.A.T. Investment Corporation for the lease of the corporate office. Under the new lease, the Company moved the corporate offices, computer center and warehouse facilities from its prior 9,496 square feet in the building's 12th floor to new space consisting of 10,949 square feet on the building's third floor.  The lease term is five years, with an option for the Company to renew for an additional five-year term.  Monthly rent under the new lease is $13,686 during the first year, with 3% annual increases, plus certain operating expenses.

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

FINANCING ACTIVITIES

On March 14, 2007, we closed a private placement of our securities to an institutional investor pursuant to the Securities Purchase Agreement.  We sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of our Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share.  Pursuant to the Agreement, we issued all 4,167 shares of the authorized Class D Preferred Stock.   Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of our common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of our common stock and may be lawfully paid in cash, the dividends will be paid in cash. The Company accrued the March 2008 dividend on the Class D Preferred Stock and paid in shares of its common stock in August 2008.  While the Company expects that it will have sufficient shares of common stock authorized to pay the next scheduled dividend on the Class D Preferred Stock in shares of its common stock, the Company currently will not have sufficient authorized shares to continue to pay dividends in shares of common stock in the future unless and until the stockholders authorize additional shares. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of our assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of our common stock or upon any other series of our Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of our assets will be deemed a liquidation event unless no assets are distributed in respect of any class of our capital stock in connection with, or as a result of, such merger or consolidation.

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

Board Agreement

On February 15, 2008, the Company entered into an Agreement (the "Board Agreement") among the Company, Boston Avenue Capital, LLC ("BAC") and Robert Stuckelman, John Minnick, John Romm, M.D., and Stuart Silverman, M.D., each a member of the board of directors of the Company (each of Messrs. Stuckelman, Minnick, Romm and Silverman being collectively referred to as the "Resigning Board Members").  Pursuant to the terms of the Board Agreement, BAC and the Company terminated certain agreements dated May 17, 2007 relating to the rights and obligations of BAC and the Company regarding voting and otherwise supporting the nominations of members of the Board of Directors of the Company.  In addition, the Board Agreement required that each of the Resigning Board Members submit his resignation as a board member of the Company concurrently with the execution thereof, and each of BAC and the Resigning Board Members executed and delivered a mutual general release of claims against each other.  The Board Agreement was a condition of BAC's willingness to enter into the Credit Agreement.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2008, our financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, we are exposed to market risk related to changes in market prices of our marketable securities.  The carrying values of our marketable securities are based on quoted market prices.  Market prices are subject to fluctuation and, consequently, the amount realized on a subsequent sale may differ significantly from the reported market value.  Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

As of June 30, 2008, we had approximately $388,000 of marketable securities, cash and cash equivalents, of which $83,000 was invested in publicly traded securities and $305,000 in mutual funds.

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

As of September 30, 2007, the Company evaluated its investments in marketable securities available for sale and concluded that certain securities were impaired, as the Company did not expect full recovery of its investment.  In making this determination, the Company recorded $379,000 in other-than-temporary impairment losses that reflect the recovery value of the Company’s investment in such marketable securities.

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

ITEM 3.

CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during our third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMPUMED, INC.

Date: August 14, 2008	By:	/s/ Maurizio Vecchione
Maurizio Vecchione
Interim Chief Executive Officer

Date: August 14, 2008	By:	/s/ Phuong Dang
Phuong Dang
Secretary, Controller and Principal Financial Officer