Form 10KSB/A
period 2008-09-30
COMPUMED INC
filed 2008-12-30
CIK 700998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB/A

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: SEPTEMBER 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

COMPUMED,  INC.

(Exact name of registrant as specified in its charter)

———————

DELAWARE	0-14210	95-2860434
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

5777 WEST CENTURY BLVD., SUITE 360, LOS ANGELES, CA 90045

(Address of Principal Executive Office) (Zip Code)

(310)  258-5000

(Registrant’s telephone number, including area code)

———————

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.01 PAR VALUE

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated

by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB	✓	Yes		No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

State the issuer's revenues for its most recent fiscal year: $2,153,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of December 20, 2008, the issuer had 25,882,633 common shares outstanding. The aggregate market value of the common shares held by non-affiliates of the issuer (25,697,358 shares) was approximately $4,368,551 based upon the average bid and asked prices ($0.17) on such date.

Transitional Small business issuer Format:	✓	Yes		No

TABLE  OF  CONTENTS

PAGE

PART  I

ITEM 1.       DESCRIPTION OF BUSINESS

2

ITEM 2.       DESCRIPTION OF PROPERTY

13

ITEM 3.       LEGAL PROCEEDINGS

13

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

PART  II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

14

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

15

ITEM 7.       FINANCIAL STATEMENTS

21

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

21

ITEM 8A.       CONTROLS AND PROCEDURES

21

PART  III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

24

ITEM 10.     EXECUTIVE COMPENSATION

26

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

28

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND
DIRECTOR INDEPENDENCE

30

ITEM 13.      EXHIBITS

30

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

32

SIGNATURES

33

FINANCIAL STATEMENTS

34

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

GENERAL

We develop and market products and services that use telemedicine, advanced imaging and medical informatics to provide electronic medical records and workflow, analysis and remote monitoring in connection with cardiovascular and musculoskeletal diseases.  We have specialized expertise and intellectual properties in electronic workflow, telemonitoring, imaging and analysis designed to improve healthcare provider workflow and patient care, while reducing costs.  Our core products,  CardioGram™, OsteoGram®  and OsteoCare™, are cleared by the FDA and reimbursable by Medicare and many private insurers.

The CardioGram is an electronic workflow and telemedicine application focused on tele-cardiology. We have been a supplier of telemedicine services for more than twenty years and have established one of the nation's largest telecommunications networks for electronic processing of electrocardiograms on a real time basis, providing ECG equipment and services to hundreds of healthcare providers throughout the U.S and performing tens of thousands of  ECG interpretations annually. Using our customized electrocardiogram terminals, an electrocardiogram is acquired from a patient, digitized, transmitted in electronic form to our central computers for digital workflow processing, analyzed and received back on the electrocardiogram terminal where the electrocardiogram trace and computer interpretation are printed,- all within a few minutes. If necessary, we can provide an "overread" by a cardiologist and return the results within a short time frame, often in under an hour. We bill for this service on a per-use basis, and we sell or rent a full range of electrocardiogram machines and supplies including electrodes, recording paper, gel, and patient cables. With recently introduced options the CardioGram can also be used to manage electronic records in connection of electronic medical records and digital workflow applications.

The OsteoGram is a non-invasive diagnostic software system that has been shown in clinical studies to provide an effective and accurate bone density measurement in connection with screening for osteoporosis and assessing hip fracture risk from digital X-Rays of the hand and wrist.  We believe that the OsteoGram may have significant cost advantages over other non-invasive diagnostic technologies in the marketplace.  We license the OsteoGram software for license fees. Our target markets for these products are OEMs and settings where digital X-Ray infrastructure is used such as hospitals, radiology practices, imaging centers, and orthopedic office practices.

OsteoCare is a similar product to our OsteoGram but based on a self-contained peripheral unit with a dual-energy absorption X-ray technology. The Company OEMs OsteoCare form a partner. OsteoCare is useful to provide a self-contained BMD testing device in clinical point-of-care settings where a larger digital X-Ray system might not be cost-effective. We sell, lease or rent the OsteoCare system. The Company targets the OsteoCare product at point-of-care markets such as general practices and obstetric-gynecology practices.

We were incorporated in the State of Delaware on July 21, 1986.

RECENT EVENTS AND EVENTS SUBSEQUENT TO THE CLOSE OF THE FISCAL YEAR

Telecardiology Services

During the fiscal year 2008, we completed certain investments in expanding our telecardiology and telemedicine platform supporting our CardioGram product which had begun the prior year.  This expansion focused on continued upgrade of the quality of service associated with our response time and network capacity. We have upgraded many key software components in our servers to improve transmission times and quality of service.

The upgrades completed during fiscal year 2008 were also designed to support the expansion of our ECG services beyond the traditional markets of correctional facilities into broader telemedicine and electronic medical records (EMR) markets.  During the year, we continued to take steps to prepare the launch of an EMR solution applied to telecardiology. This culminated in October 2008 with the introduction of CompuMed’s CompuBridge product, an option that allows data managed by CardioGram to be integrated with industry standard EMR systems. The product is being made available to selected customer on a test basis. We believe that adding EMR solutions could allow the Company to expand its telecardiology business to new customers. We are also currently engaging in discussions about possible joint ventures or other similar relationships with leaders in the EMR space to synergize our telecardiology offering with their integrated EMR systems. We are also exploring whether such EMR offerings could be used by clinical research organizations in support of new drug development as well as drug safety studies. While we believe that the Company could benefit from such an offering and are actively engaged in planning for such an EMR offering there are no guarantees that the Company will be able to launch such a product or that it will be successful in growing its business with it.

We also continue to target an expansion of our offering into new markets, including the Federal Government, branches of the U.S. Military, the Veteran’s Administration, surgical centers, occupational and rural health centers, mental health centers, as well as additional correctional facilities. All of these sites potentially experience the situation of having to provide time-critical medical response to patients in the midst of a cardiac event without having access to trained cardiologists.  We believe, based on market data, that our CardioGram could provide a solution that can elevate the quality of patient care at these institutions and reduce liabilities at these locations.

Early in 2008, the American Academy of Pediatrics, (AAP) and the American Heart Association (AHA), based on findings from the Congenital Cardiac Defects Committee, issued a recommendation that children with certain risk factors should have selective screening through ECGs before being prescribed ADHD drugs due to potential adverse cardiac effects of psychotropic medications in children. The Company believes that, as a result of the recommendation, demand may grow for specialized pediatric cardiology over-reads of ECGs by pediatricians and mental health professionals. There are more than 2.5 million children and teens in the US that take stimulants to control their ADHD, according to the AHA. The Company has been preparing to launch the first ever pediatric over-read service using its CardioGram technology to address this potentially large new market.

We cannot offer assurance that any of these expansions will be successful in growing the business or that our products will ultimately prove to be effective in these new markets.

Skeletal Health Business

While the Company continues to address a worldwide market for its skeletal health products, demand in China has been increasing and the Company has emphasized marketing efforts there. The Company believes that Osteoporosis affects more than 200 million people worldwide and is especially prevalent in China, where the traditional diet lacks calcium. According to China's most recent national census, about 100 million Chinese citizens suffer from the disease in various stages. Subsequent to the close of the fiscal year, a large scale study led and presented by renowned osteoporosis researcher Dr. Jianhua Wang at the recent 6th International Conference on Bone and Mineral Research in Hohhot, China specifically affirmed the precision and accuracy of CompuMed’s OsteoGram system for low cost osteoporosis screening. Dr. Wang's presentation titled "Study on Measurement of Phalangeal Bone Density by Radiographic Absorptiometry" presented extremely precise results when performing short-term repeated tests with CompuMed's OsteoGram system. In addition, the study outcome was highly correlated to China's popular osteoporosis normal database, confirming the high accuracy of OsteoGram. Radiographic absorptiometry (RA) is a technique for bone mass measurement from radiographs of peripheral sites, most commonly the hand or heel. This was one of the largest and most thorough studies ever performed to study the value of RA in measuring bone mineral density. We believe that the results further confirmed that the OsteoGram is an effective and efficient alternative to costly DXA systems.

In July 2008, CompuMed announced that the company had received approval from China's State Food and Drug Administration (SFDA) to sell the OsteoGram system and therefore work with Chinese OEMs to penetrate the Chinese market for osteoporosis screening.

Subsequent to the end of the fiscal year the Company has grown steadily the number of units placed in China, principally through its distribution partners in China. While encouraging, the volume of units is still small in comparison to the total market potentials. It is also too early, however, to assess with any degree of precision if the higher volume of sales is a trend that will continue for the balance of fiscal year 2009 or a temporary spike in volume and whether the sales volumes will prove to be material to the Company. Recognizing the potential importance of certain overseas markets such as China, and the fact that the Company might need to expand its marketing and R&D effort in those markets beyond what it has the resources to accomplish alone, the Company has begun exploring entering into a joint venture or other strategic relationship with potential strategic partners to expand its international market reach. Currently the products are marketed in China through certain non-exclusive OEMs or distributors, such as Rayco, a unit of Carestream Health, and Landwind.

ELECTROCARDIOGRAM SERVICES

GENERAL

ECG and cardiac monitoring services are among the most powerful tools physicians have in diagnosing heart ailments. According to a study conducted by the Centers for Disease Control (CDC)/National Center for Health Statistics (NCHS), for persons born in the United States, the probability at birth that they will die of some form of cardiovascular disease (CVD) is 47 percent. As of 2007 in the United States, forms of CVD remain the number one cause of death for men and women alike, and the number three cause of death for children under the age of 15. Additionally, 3 to 4 people on average die every few minutes in the US from varying forms of CVD, equal approximately 2,600 US lives daily.

The term CVD includes several different types of cardiovascular disorders, including high blood pressure, stroke, and coronary heart disease, which includes heart attacks (myocardial infarction). Congestive heart failure and congenital heart defects are also forms of CVD. Recent statistics published by the American Heart Association show that CVD affects approximately 64.4 million Americans. The financial burden for CVD was estimated at $368.4 billion in 2007, up from $351 billion in 2006, an increase of 5 percent in one year alone. Of this, $226.7 billion consisted of healthcare expenditures, with the remaining $141.7 billion attributed to indirect costs, such as lost productivity. With risk factors such as obesity, high cholesterol, and sedentary lifestyles steadily increasing, the prevalence of CVD, demand for ECG, and cardiac monitoring services is poised to increase.

The market for ECG and cardiac event monitoring includes resting ECG services, Stress ECG Services, Holter monitoring services, cardiac event monitoring services, and pacemaker monitoring services. Each aspect of this market plays an integral role in helping physicians reach accurate and timely diagnoses of various forms of CVD, and to help physicians monitor patient health after measures are taken to correct ailments. Currently CompuMed is addressing only the resting ECG segment but it is exploring entering additional modalities to widen its market. According to Frost & Sullivan, the total U.S. market for ECG and cardiac monitoring services was estimated at approximately $3.5 billion in 2007. Due to a decline in reimbursement rate for services in most segments, this overall market size is estimated at essentially the same point it was in 2005. Frost & Sullivan forecasts that, increasing demand for services in response to new technologies, increasing pacemaker implantation, aging population, and increased incidence of CVD should outpace the negative impact decreasing reimbursements are expected to have on the market going forward. In 2011, Frost & Sullivan expects the market to reach slightly above $3.7 billion, growing at an estimated CAGR of 2.3 percent over the period 2007 to 2011.

THE IMPORTANCE OF ECG OVER-READS IN CLINICAL PRACTICE

While the training and board examinations required of cardiologists ensure expert ECG interpretation skills, the majority of ECGs are interpreted in primary care settings by non-cardiologists.  At one time, this was not understood as a problem.  However, as our understanding of the heart increases daily, so does the difficulty of accurately interpreting ECGs.  Today, according to medical literature, more than 400 diagnostic statements can be made on the basis of a 12-lead ECG.  In 2005 the American Heart Association (AHA) and the American College of Cardiology (ACC) put forward a joint statement under which they recommend that every ECG should be interpreted by a Cardiologist or an ECG-trained physician. The only board certification meeting this standard is Cardiology. This was evidenced by an ACC/AHA study where physicians were tested in ECG interpretation. Of the physicians that were tested,

•

70% of all non-Internal Medicine specialists failed

•

49% of all Internal Medicine specialists failed

•

Up to 30% of all computerized interpretations failed.

We believe that interpreting ECG correctly is a particularly important matter, since 11% of ECG interpretation errors are associated with morbidity and mortality. Liability for the provider is also high. According to the American Academy of Family Physicians, missed "myocardial infarction (MI) is the leading cause of litigation against family physicians.  More malpractice dollars are awarded for missed myocardial infarctions than for any other single diagnosis."  Studies and court records show that failure to diagnose cardiac conditions is a problem in all primary care settings.  One study published in the American Journal of Medicine found "that 2% of emergency doctor’s patients with MI were sent home mistakenly, most commonly related to problems in physician use of the ECG."

We believe that expert ECG interpretation can significantly reduce the risk of these kinds of mistakes for many cardiac conditions.

COMPUMED PROVIDES EXPERT OVER-READS TO POINT OF CARE SETTINGS THAT DO NOT HAVE ACCESS TO CARDIOLOGISTS

CardioGram affords healthcare providers an opportunity to have an ECG over-read by a cardiologist, decreasing the risk of interpretation errors and its ensuing liability. The CardioGram is an electronic workflow and telemedicine application focused on tele-cardiology. We have been a supplier of telemedicine services for more than twenty years and have established one of the nation's largest telecommunications networks for electronic processing of electrocardiograms on a real time basis, providing ECG equipment and services to hundreds of healthcare providers throughout the U.S and performing tens of thousand  ECG interpretations annually. Using our customized electrocardiogram terminals, an electrocardiogram is acquired from a patient, digitized, transmitted in electronic form to our central computers for digital workflow processing, analyzed and received back on the electrocardiogram terminal where the electrocardiogram trace and computer interpretation are printed- all within a few minutes. When requested by our customers, we can provide an "over-read" by a cardiologist and return the results within a short time frame, often in under an hour. We bill for this service on a per-use basis, and we sell or rent a full range of electrocardiogram machines and supplies including electrodes, recording paper, gel, and patient cables. With recently introduced options the CardioGram can also be used to manage electronic records in connection of electronic medical records and digital workflow applications.

It is possible, although unlikely, that despite the certifications and qualifications of our cardiologists that provide over-reads under contract for our customers, an error might be made or an over-read might lead to an erroneous treatment recommendation or diagnosis on the part of our cardiologists. Our contract cardiologists perform their over-reads services with us under their own medical license and are generally responsible for any malpractice that might ensue from their services. However it is possible that the Company might be held liable for our cardiologists’ mistakes in some circumstances. For this reason the Company maintains a liability insurance policy to cover such claims.  There is some risk, however, that the Company might receive a claim of this type, and that the claim might result into a liability for the Company in excess of what might be covered by our insurance policy. Such a claim could put the Company at risk. However in the history of the Company spanning multiple decades of offering such services, there has never been a successful malpractice claim against the Company. As a result management, believes that this risk is small.

MARKETING - ELECTROCARDIOGRAM SERVICES

Our goal in fiscal 2008 included capturing 100% of the state correctional contracts up for bid. We are pleased that we accomplished that goal.  Additionally we began significantly targeting new institutional customers in the Federal Government as well as mental health, rural health and surgical centers. We have successful seeded installations in each one of those markets and are making plans to leverage those installations into a market expansion for the next fiscal year.

Additionally our relationships with large correctional healthcare providers such as Wexford Health, Correctional Medical Systems and Prison Health Services continued to expand during the fiscal year.

This has resulted in an increase of ECG equipment sold during the year as well as an increase in ECG transmission services revenue despite the negative effects of the general economic conditions that impacted negatively many of out customer’s fiscal budgets during the course of the year.

In October 2007, the Company announced a new California statewide contract for ECG services under a contract with the California Department of Corrections.

In December 2007, the Federal Aviation Administration announced approval of CompuMed as a telecardiology vendor for use by their Aviation Medical Examiners.

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

In May 2008 CompuMed announced a new Statewide contract with Wexford Health Sources for the State of West Virginia Division of Corrections.

In July 2008, the Company announced a contract extension with the Department of Corrections of the State of Iowa (DCSI). Under the terms of DCSI agreement, CompuMed will provide remote cardiac screening on an as needed basis for more than 8,700 detainees at DCSI nine main correctional facilities.

In July 2008, the Company also announced a contract extension with Prison Health Services, (PHS) relating to the Wyoming Department of Corrections. The contract extension with the Wyoming Department of Corrections is through PHS, for which CompuMed will continue to serve as a value-added partner providing remote cardiac screening for detainees at Wyoming correctional facilities.

Also in July 2008, the State of Arizona Department of Corrections, (ADC), announced a new contract for our ECG Services. Under the terms of the ADC's agreement, CompuMed will provide remote cardiac screening on an as needed basis for more than 30,000 detainees at the Department's correctional facilities statewide. CompuMed now has 44 CardioGram systems at correctional sites throughout Arizona. The ADC agreement contains options for multiple renewals/extensions.

In September 2008, the Company entered into an agreement with Any Lab Test Now, a franchise direct-access lab testing facility with more than 70 locations, under which CompuMed will provide remote electrocardiogram (ECG) interpretation systems and services to any franchise that chooses to offer ECG testing.

Our transmission revenue with correctional facilities and other government institutions is subject to volume ups and down due to State budget cycles and other usage factors. During the course of the 2008 fiscal year, certain customers reduced their transmission volume in response to budget cuts and new state budget approval cycles. It is too early to predict whether these reductions are temporary or form a new trend at a time when many of our state customers are impacted by budget and fiscal crisis.

The Company derives significant revenues from the State of Florida, State of New York and State of California and changes or cuts in state budgets or in usage patterns by any one of those customers could have a negative effect on the revenues in the future.

During the 2008 fiscal year, the Company has been able to offset reductions in volume with additional sites stemming from the expansion of the total number of sites utilizing our CardioGram. We cannot offer assurance that any of these expansions will continue to be successful in increasing our revenues or producing profits in the future, or that our products will ultimately prove to be effective in the new markets we are targeting. There can be no assurances that the Company will succeed in keeping or expanding its contracts with its customers and that those customers will not reduce their use of the Company’s services in the future.

COMPETITION - ELECTROCARDIOGRAM SERVICES

We compete with multiple companies in the ECG services markets, some of which have considerably more experience and financial resources. Many of our competitors are regional in nature. Amongst national competitors we compete with Biomedical Systems, Inc.  , a clinical research organization which offers various monitoring and over-reads services including ECG and Holter monitoring.

In the drug discovery clinical marketplace there are many companies that offer ECG interpretations services, new drug discovery and new drug applications. Most notable is eResearch Technologies, a large public clinical research corporation. As our focus is the point-of-care market, we have not directly competed with clinical research organizations that service the pharmaceutical sectors, and in fact have successfully provided services to clinical research organizations in that sector. It is possible that such organizations, including eResearch Technologies might change their focus and chose to enter our point-of-care market, in which case we would be direct competitors. Additionally if we chose to target this sector directly we would be competing directly with eResearch and its peers.

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

We compete on the basis of service, ease-of-use, and price. Our existing and potential competitors consist principally of companies that have substantially greater financial, technical, marketing, distribution and other resources, greater current market penetration and longer-standing relationships with customers than us. We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control, including the price, quality and performance of our products and those of our competitors. Other factors affecting our ability to compete include the timing and success of our new product introductions, the development of technical innovations, the number and nature of our competitors in a given market, and general market and economic conditions. We may not be able to compete successfully in the future.

SKELETAL HEALTH PRODUCTS

GENERAL

The Company’s OsteoGram product is a non-invasive diagnostic system that has been shown in clinical studies to provide an effective and accurate bone density measurement in connection with screening for osteoporosis and assessing hip fracture risk.  We believe that the OsteoGram may have significant cost advantages over other technologies in the marketplace.  Our target markets for these products are hospitals, radiology practices, imaging centers, and general OB/GYN and orthopedic office practices. The product is on its third generation and is offered on the market worldwide either directly by the Company or through approved distributors and Original Equipment Manufacturers (OEMs).

According to the Bone Health and Osteoporosis report from the U.S. Surgeon General, (Department of Health and Human Services, Bone Health and Osteoporosis, A report of the Surgeon General, 2004), “fractures due to bone disease are common, costly and often become a chronic burden on individuals and society. A white woman over the age of 50 has more than a 40 percent chance of suffering a fracture sometime during the rest of her life (Cummings and Melton 2002).  Fractures can have devastating consequences for both the individuals who suffer them and their family members.  Hip fractures are associated with increased risk of mortality; the risk of mortality is 2.8 to 4 times greater among hip fracture patients during the first 3 months after the fracture than comparable risk among individuals of similar age who live in the community and do not suffer a fracture”.

Despite the devastating impact of bone disease, and Medicare's stated desire to test more at-risk patients, the Centers for Medicare and Medicaid services recently enacted significant cuts in the reimbursement for central DXA, or dual energy X-ray absorptiometry, a technology which widely used in the United States to perform bone mineral density testing. As a result there have been trends in the marketplace of significant slowing of sales of central DXA systems and the number of centers offering central DXA services appears to be shrinking. Approved reimbursement for alternative screening technologies such as the Company’s OsteoGram product was left unchanged. However, there is no guarantee that reimbursements for alternative procedures will remain unchanged in the future.

In part because of the changing Medicare reimbursement posture is making the economics of owning and operating a DXA facility less attractive, our market research suggests that there may be a new and growing demand for peripheral bone density measurement machines that can perform the test at point-of-care, in a small physician practice and on an inexpensive desktop device. As a result, we have engaged during the quarter in an aggressive test marketing effort to validate the notion that a “point-of-care” unit could enhance our product offering and receive favorable market acceptance.

The OsteoGram is a medical image processing software system that enables healthcare providers to screen, diagnose and monitor osteoporosis using digital hand images from filmless x-ray equipment or conventional, film-based x-rays. Osteoporosis is diagnosed by measuring bone mineral density. A low bone mineral density is indicative of the disease. The OsteoGram is based on a bone mass measurement technique called radiographic absorptiometry, which was cited in the 2004 Surgeon General's report on bone disease. Radiographic absorptiometry uses a conventional x-ray of the hand, scanned at high resolution, to measure bone density. The radiographic absorptiometry technique not only measures bone mass, but also the cortical thickness of bones. Recent studies affirm the importance of cortical thickness as an additional measure of bone strength and overall fracture risk. Several prominent pharmaceutical manufacturers are developing products that will strengthen cortical bone. Cortical bone is the outer shell that gives bone strength, much like the hollow tubes from which bicycles are constructed. Our technology has the capability to measure bone mineral density in both cortical and trabecular bone. Dual energy X-ray absorptiometry, or DXA, is considered the "Gold Standard" of bone mineral density measurement because of its long history of clinical trials and the aggressive lobbying by industry organizations but it has difficulty differentiating between cortical and trabecular bone.

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

Market acceptance of this product has been limited by the fact that the OsteoGram software is a bolt-on to other Digital Radiology (DR) or equivalent systems. While such systems are normally present in large facilities, many of the smaller physician’s practices that appear most interested in providing bone density screening to their patients typically do not own such systems, or in many cases do not even own x-ray equipment. As a result we have not been able to deploy OsteoGram for the point-of-care opportunity and OsteoGram is principally focused in OEM markets where DR technologies are present such as hospitals, surgery centers, larger orthopedic practices and imaging centers.  Recognizing this, the Company has altered its marketing effort of the OsteoGram to focus on larger facilities with existing DR/CT systems, and is looking at its alternate product OsteoCare to address the point-of-care needs of the larger number of smaller physician practices.

OsteoGram continues to have limited acceptance at this time. In the US there is a tendency by the physician community to look at RA, the technology on which OsteoGram is based, as a lesser technology than DXA, the prevalent approach to bone densitometry. While this appears to be a “perception”, it has made sales, especially in the US, difficult.  In overseas markets the bias towards DXA is less pronounced and the Company has invested effort towards developing credible international channels and clearing the path towards a greater presence internationally. In order to overcome this perception, and to expand its ability to operate in international markets, the Company has begun investigating strategic alliances with one or more large third parties that could add large company resources to our OsteoGram marketing efforts. It is too early to indicate the form and structure of such a relationship and there can be no guarantees that such a relationship can be found or executed. Additionally, the Company with its OEMs has worked aggressively to clear the product for sale in China. This effort resulted in the Chinese State Food & Drug Administration clearing the OsteoGram for sale in China on June 6, 2008, paving the way for an expanded China.

We continue to believe a new market demand may also be developing from certain digital mammography providers interested in adding the OsteoGram as a complementary screening test on their own full field digital mammography equipments. We are pursuing strategies to align with market-leading partners and integrate our product into its digital mammography platform or mammography management/networking software.  To date, however, these discussions have not resulted in new OEM relationships or materials sales. There can be no guarantees we will succeed in establishing such new alignments, relationships or sales.

We have to date performed integration tests that have proven the technical feasibility of using the full field digital mammography machine as input to OsteoGram. Such tests have been successful and provide the basis for continued discussions with various prospective partners. In November 2007, our OEM partner Fuji Medical showed such a networked integrated system at the Radiologic Society of North America annual meeting in Chicago.  Our progress in entering for the release of such a combined product is, however, hampered by market trends occurring in mammography industry. High volume imaging centers are reluctant to disrupt their workflow to provide a second test on the same machine, instead focusing on high volume mammography screens. While the Company believes that there would be advantages to medium sized organizations to provide both BMD and mammography testing on the same machine, the market for such product has yet to mature. The Company is exploring the option of joint ventures in this area to evangelize and possibly accelerate the market. There can be no assurances, however, that we will be successful in accomplishing such a linkage or in building such a business relationship with any such partners and that this strategy will be successful in the marketplace. Commercially launching such an integrated product may also involve obtaining further regulatory approvals, including possibly receiving an FDA 510(k) clearance, which we may not be able to obtain.

STRATEGIC RELATIONSHIPS

During the year, the Company announced the OsteoCare initiatives designed to address the need for a new point-of-care device that could be marketed directly to those physician’s practices that may be interested in screening for patients at risk for bone disease.

In May 2008, the Company entered into an agreement with OSI Optoelectronics Systems, a unit of OSI Systems Inc. (“OSI”) whereby the Company would market a bone densitometer manufactured by OSI and based on a peripheral dual energy absorption technology (pDXA). Under the agreement, the Company purchases the pDXA products at an agreed transfer price based on forecasted quantities and is free to set a retail price of the units to achieve a target margin. The agreement covers US, Canada and other NAFTA countries. The Company announced the availability of this pDXA bone densitometer under its OsteoCare product brand. This product was introduced in May 2008 to provide a point-of-care targeted bone densitometer.

Market research done by the Company suggests that a product such as OsteoCare would complement our existing OsteoGram product in primary care settings because it: 1) provides a self-contained source of x-rays and, unlike OsteoGram, does not require any kind of “bolt-on” external x-ray source; 2) is based on DXA technology which at this time, enjoys greater acceptance in the primary care field in the US; 3) is fully automated and can provide results with minimal physician training or supervision; 4) enjoys wide reimbursement from both private insurers and Medicare; 5) has a small physical footprint and good ergonomics and; 6) can be placed on the market for a total price point well under $15,000, which according to our market research is a key ceiling in order to enable return on investment for an average physician practice. Based on this agreement the Company has launched a broad initiative under the brand OsteoCare targeting primary care physicians in the US.

Currently, the marketing plan for OsteoCare involves a physician education campaign which includes a briefing on the importance of screening patients with certain risk factors for Osteoporosis, available treatments courses, a specialist referral network for diagnosed at-risk patients, and a reimbursement guide for the doctor’s billing office to follow. During the launch of the new education campaign, we have made available 16 units of OsteoCare to qualified physician’s offices on a free 45-day trial program. Under the trial, the physician agrees to take in the unit for the trial period, establish a screening program for its at-risk patient population, bill patients and reimbursers according to our guidelines, and tabulate the results. At the end of the trial, the doctor has the option to either buy the machine, lease or rent the machine or return it. As physicians purchase or lease/rent their trial unit, we have been replacing that unit for trials with new units, allowing us to always have a pool of trial units in the marketplace. This creates a pipeline of sales for OsteoCare. To date this program has focused initially on Southern California. The Company is reaching out to the primary care community in California through a combination of efforts, including 1) direct sales, 2) trade shows and physician’s meetings and, 3) telemarketing. The trial program has shown early evidence of success with most of the units placed during the initial trial being subsequently rented or purchased. However, it is too early to date to determine with certainty the ultimate success of the program.  We have created a significant pipeline of physician practices interested in participating in the trial program. However, the Company Osteocare initiative is limited by the pool of units we can offer for trial, due to the cost of building such an inventory. As a result the Company is constantly re-evaluating its success metrics for this trial program and plans on reviewing its inventory available for trial on a quarter-to-quarter basis and based on its cash flow. It is currently still too early to tell how successful OsteoCare will be in the marketplace and the Company is taking a conservative approach to building its inventory.

As one of the key business goals of the OsteoCare product is to build recurring revenue for the Company with this product line. As a result the Company is promoting a rental program for OsteoCare. Under the rental program, the physician rents the unit with a certain contractual term and pays a monthly rate. In turn, the Company finances the equipment with a commercial leasing company and keeps the spread between its leasing cost and the rental fee as its margin. This is similar to the arrangements the Company enters into with its telecardiology customers. With this approach, the Company hopes to create a more predictable revenue stream unlike the one-time revenues that are traditionally associated with medical device sales. Additionally, the on-going relationship with these doctors allows the Company to manage these physicians as a “clinical network” and to offer to its network, in the future, other new or expanded products or services in the OsteoCare platform.

Additionally, the Company is exploring working jointly with certain pharmaceutical companies involved in marketing Osteoporosis related drugs. The Company is currently conducting trials in certain test geographical markets of its OsteoCare product with two leading manufacturers of osteoporosis drugs to ascertain the linkage between BMD testing at point-of-care with possible increased prescriptions of the drugs. If such a linkage is established, the Company may be entering into a national marketing program with those drug companies. It is too early to tell if these efforts will be successful and there can be no guarantees that these early efforts will result in such relationships or expand the business.

The Company continues to work closely with its network of OEM distributors for the OsteoGram. We believe that our network of digital equipment partners, which now includes Rayco (CareStream China), CareStream Health (previously Kodak Health Group), Swissray International and FujiFilm Medical USA.  Our principal challenge however, remains to help these partners be effective in the marketplace with our products, and help them acquire the specialized knowledge necessary to market our products effectively in their clinical markets. We continue to be engaged in multiple significant initiatives with our partners to help them build effective sales channels, target specific clinical customers, build reference sites, and create market awareness. The US market has continued to be challenging for the OsteoGram product, as the market has been slow to emerge.  Additionally, we believe that the initiatives discussed above in “Recent Events” could potentially provide additional support to our partners in the marketplace. There can be no guarantees, however, that we will ultimately be successful in increasing our revenues.

RESEARCH AND DEVELOPMENT

During the 2008 fiscal year, our development staff focused on completing integration of OsteoGram into our OEMs platform to enhance OsteoGram and support the OEM’s marketing efforts as well as to support the infrastructure of OsteoCare. We have also worked closely with regulators and medical providers and reimbursers to provide physicians the training and tools to maximize their ability to receive reimbursements for procedures done with OsteoGram and OsteoCare.  We have moderated our R&D investment in the core product and aligned some of our R&D to the response of the market, including the reduction of our US R&D effort in favor of R&D in support of China. Currently, we believe that majority of the R&D for our Skeletal Health business is completed and we are reducing our effort in this area.

COMPETITION-OSTEOGRAM & OSTEOCARE

Bone mineral density measurements are the primary methods used to assist physicians in detecting osteoporosis. Bone mineral density is measured by passing x-ray beams or ultrasound through bone and determining how much energy the bone absorbs.

Dual energy x-ray absorptiometry (DXA) is currently the mostly widely used osteoporosis detection technology, with a worldwide installed base in 2003 exceeding 16,000 units according to Frost & Sullivan. The DXA market is divided into axial or central machines, which are designed to measure bone mass and density at a variety of skeletal sites, primarily the hip and spine, and peripheral machines, which measure bone mass and density at appendicular sites such as forearm, hand or heel.

The leading manufacturers of whole-body DXA scanners include General Electric's Lunar Division U.S. and Hologic, Inc. U.S., which together command most of the worldwide DXA market. The leading manufacturers of peripheral DXA machines are General Electric, Hologic. Whole body DXA products typically cost from $50,000-$130,000 and require specially trained technicians, who must be licensed in most states, and who are not available on a 24-hour, 7 days a week basis.

We experience extensive competition for the OsteoGram from companies that offer DXA machines, primarily because they are considered the "Gold Standard" for measuring bone mineral density and have a large installed base worldwide. We compete by offering cost effective testing and a product with a unique digital format. The OsteoGram was developed to enhance the use of existing radiological equipment for generating bone mineral density reports comparable to tests performed on the expensive, dedicated DXA equipment generally found in hospitals and specialty practices. The OsteoGram test is reimbursed by Medicare and many medical insurance plans.

Other competition for the OsteoGram comes from less accurate ultrasound and other peripheral devices. Our competition also uses single-energy x-ray absorptiometry, quantitative computed tomography, quantitative ultrasound, and radiographic absorptiometry. All radiographic techniques in use today have been validated through extensive clinical studies and are currently approved in the U.S. for Medicare reimbursement. We employ the radiographic absorptiometry technology because we believe it offers a combination of accuracy, ease of use and relative low cost.

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

Our OsteoGram test and automated software have been cleared by FDA for use and sale. In addition, the OsteoGram is approved for use in a number of other countries, including the People’s Republic of China and the European Union through the award of a CE Mark. The OsteoGram software is subject to regulation as a medical device and is ISO 13485 certified.

ECG testing is FDA cleared and Medicare approved.

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

In November 2005 we filed the final action on our patent application to protect our intellectual property rights relating to the integration of the OsteoGram with mammography equipment. We believe a strong market exists for coupling mammography and bone mineral density testing onto a single platform. Women often do not get tested for osteoporosis, since the disease is silent in nature and testing is inconvenient. Women do, however, get frequent mammograms. Coupling the two tests is a winning combination for patients, imaging centers and digital imaging manufacturers. This action remains pending.

In October 2007 the Company was issued a US Patent for a Method, code, and system for assaying joint deformity. We believe that the claims underlying these patents have implication in the quantification and measurement of joint disease such as Arthritis. We have been approached by parties associated with pharmaceutical drug discovery and are exploring options to leverage our software and our intellectual properties in this area for a possible joint venture or other business relationship designed to couple our technology with new drugs being introduced in the Arthritis area. This could lead to new products as well as new distribution channels and revenue streams. However, there can be no guarantee at this time that such relationship can be made or that it would be successful.

The Company has a number of other active applications under prosecution as well as multiple foreign applications of its US patents. The Company continues to pursue aggressively new patents, however, it has recently begun a review of pending applications that remain unissued. The Company might abandon, combine or restructure applications that might be proving to be too costly or time-consuming in relationship to their potential benefit or for which significant objections from the patent examiners makes the likelihood of final issuance unlikely. The Company is evaluating the foreign jurisdictions in which the patents were filed and chose not to prosecute in certain foreign jurisdictions that might be duplicative, (e.g. not prosecute in individual European countries if already covered by the European Patent Office application) due to their maintenance costs. During the fiscal year, the Company elected to abandon some of the applications relating to its DICOM Patent application for OsteoGram, which remained unissued due to significant objections by the patent examiners citing significant prior art. The Company believes that this decision is not material to its ability to protect its intellectual properties. As a result of this decision, the Company decided to write off capitalized expenses incurred in connection with this patent.

The OsteoGram trademark has been our registered trademark since July 2, 2002. We filed and were awarded trademark protection for the OsteoClick, our remote, pay-per-use system utilizing the OsteoGram software positioned on a central server.

EMPLOYEES

As of September 30, 2008, we had 10 full-time and 2 part-time employees, in addition to our network of independent sales representatives and distributors. None of our employees are represented by a labor union and we have experienced no work stoppages. We consider our relations with our employees to be good. We also retain consultants from time to time when necessary. Independent cardiologists are retained for electrocardiogram "overreads" on a per-procedure basis.

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

ITEM 2.

DESCRIPTION OF PROPERTY

The Company's corporate office, computer center and warehouse facilities are located in an office building located at 5777 West Century Blvd., Los Angeles, CA  90045. On March 1, 2008, the Company entered into a new lease with LAT Investment. Under the new lease, the Company moved the corporate office, computer center from its prior 9,496 square feet on the building’s twelfth floor to the  new space consisting 10,949 square feet on the building’s third floor.  The lease term is five years with the option to renew for an additional five-year term. The monthly rent under the new lease is $13,686 for the first year, with 3% increase in the ensuing lease years, plus certain operating expenses.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

Year Ending September 30, 2008
Quarter Ended:	Common Stock
	High	Low
December 31, 2007	$0.55	$0.45
March 31, 2008	$0.50	$0.28
June 30, 2008	$0.37	$0.21
September 30, 2008	$0.39	$0.22

Year Ending September 30, 2007
Quarter Ended:	Common Stock
	High	Low
December 31, 2006	$0.40	$0.26
March 31, 2007	$0.37	$0.25
June 30, 2007	$0.62	$0.35
September 30, 2007	$0.71	$0.41

As of September 30, 2008, there were approximately 483 record holders of our common stock, which does not include common stock held in "nominee" or "street" name.

DIVIDENDS

On March 14, 2007, we closed a private placement of our securities to an institutional investor pursuant to the Securities Purchase Agreement.  We sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of our Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share.  Pursuant to the Agreement, we issued all 4,167 shares of the authorized Class D Preferred Stock.   Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of our common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of our common stock and may be lawfully paid in cash, the dividends will be paid in cash. The Company accrued the March 2008 dividend on the Class D Preferred Stock and issued 121,775 shares of common stock in lieu of cash in August 2008.  In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of our assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of our common stock or upon any other series of our Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of our assets will be deemed a liquidation event unless no assets are distributed in respect of any class of our capital stock in connection with, or as a result of, such merger or consolidation.

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

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis compares our results of operations for the year ended September 30, 2008 to the same period in 2007. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2008 AS COMPARED TO 2007

Total revenues for fiscal 2008 were $2,153,000 as compared to $2,216,000 in fiscal 2007, a decrease of 2.8%. This decrease was due to a decline in OsteoGram sales offset by increases in all other product lines.

ECG services revenue, consists of ECG processing, equipment rental, overread and maintenance, during fiscal 2008, increased by 3.1% to $1,880,000 from $1,824,000 of fiscal 2007, due to newly acquired contracts with state correctional facilities, clinical research facilities and surgical centers.

ECG product and supplies sales increased by 73.6% in fiscal 2008 to $158,000 from $91,000 of fiscal 2007, due to newly acquired contracts in connection with servicing the Federal Aviation Administration, Sr. Aviation Medical Examiners, as well as certain new county correctional and clinical research facilities.

OsteoGram revenues decreased by 61.8% in fiscal 2008 to $115,000 from $301,000 of fiscal 2007, due to cessation of certain initial minimum guaranteed orders under the Carestream Health contract.

Cost of ECG services increased by 23.6% to $807,000 in fiscal 2008 compared to $653,000 fiscal 2007. The increase was due to increased in staffing to provide 24/7 ECG services to our customers and improved service offering.

Cost of goods sold for ECG for fiscal 2008 increased by 54.7% to $99,000 from $64,000 in fiscal 2007, in proportion with the increase of the ECG product sales and supplies mentioned above.

Cost of goods sold for OsteoGram increased by 300.0% during fiscal 2008 to $4,000 from $1,000 of fiscal 2007, due to a one-time labeling purchase that was required by our OEM partners for regulatory purposes.

Selling expenses decreased by 24.3% for fiscal 2008 to $371,000 from $490,000 of fiscal 2007. The decrease was due to the reduction of sales and marketing expenses pursuant to the Company’s realignment of sales resourcing in support of the OsteoGram product.

General and administrative expenses in fiscal 2008 increased by 6.5% to $1,689,000 from $1,586,000 of fiscal 2007. The increase was due to a one-time professional fee related to the $4 Million Line of Credit entered with Boston Avenue Capital, LLC, the pursuit of certain potential acquisitions and the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 (SOX 404).

Research and development costs increased for fiscal 2008 increased by 1.9% to $421,000 from $413,000 of fiscal 2007. The increase was related to outsourcing regulatory services to China.

Due to the effect of expensing employee stock options under SFAS 123R starting in October 2006, the Company recorded $393,000 and $223,000 of stock based compensation in fiscal years 2008 and 2007, respectively.

Interest income and dividends decreased by 53.2% to $36,000 in fiscal 2008 from $77,000 in fiscal 2007, due to the sell-off of certain marketable securities to comply with the Company’s investment policy and to fund our working capital.

Interest expense increased for fiscal 2008 by 115.4% to $56,000 from $26,000 in fiscal 2007, mostly due to interest incurred pursuant to the $4M Line of Credit Agreement.

The Company’s net loss increased by 7.1% to $1,478,000 in fiscal 2008 from $1,380,000 in fiscal 2007. The increase was due mostly to the pursuit of certain transactions related to potential acquisitions and the expensing of employee stock options under SFAS.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had approximately $406,000 in cash and marketable securities, as compared to a balance of $1,463,000 at September 30, 2007, a net decrease of $1,057,000 or 72.2%, due to loss in operations and, investment in capital assets.

During fiscal year 2008, purchases of property and equipment increased to $177,000 from $48,000 for fiscal 2007, due to new acquired contracts with several State Departments of Corrections, Clinical Research and Surgical Centers.

We have historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. We also have raised funds through the sale of common and preferred stock issuances and proceeds from the exercise of stock options and warrants. The proceeds from the exercise of stock options were $98,000 for fiscal 2008.

We intend to pursue additional joint ventures, research and/or sub-contractor agreements relating to the execution of our business plan. Additionally, we may seek partners and acquisition candidates of businesses that are complementary to our own. These investments would be subject to our obtaining financing through issuance of debt or other securities. An acquisition may result in increased indebtedness or additional dilution to stockholders.

A portion of the Company’s available capital is currently invested in money market accounts. As of September 30, 2008, the Company’s investments in marketable securities were valued at $137,000. The Company had $70,000 of realized loss and  $24,000 of realized gain in the fiscal years ended September 30, 2008 and 2007, respectively. As for unrealized loss, the Company recorded $0 and $60,000 in the fiscal years ended September 30, 2008 and 2007, respectively, net of reclassification adjustments of $0 and  $379,000, respectively, and net of income taxes of $0 for each of the years ended September 30, 2008 and 2007.  At September 30, 2007, the Company recorded $379,000 in other-than-temporary impairment losses.  At September 30, 2008, the Company sold $607,000 of its investments in marketable securities, which realized the other-than-temporary impairment loss recorded for fiscal 2007 and resulted in further losses of $69,000. The Company invested the proceeds of these sales of marketable securities in mutual funds consisting solely of U.S. treasury securities in accordance with the Company’s newly adopted investment policy.

The Company has incurred recurring losses of $1,478,000 and $1,380,000 in fiscal years ended September 30, 2008 and 2007, respectively, resulting in aggregate losses of $2,858,000 over that two-year period. However, the Company has made significant progress towards reducing its cash burn during the last two quarters of fiscal 2008 where we used an aggregate of $157,000 of cash for operating activities compared to an aggregate of $695,000 during the first two quarters of 2008. In part this is due to a significant campaign of cost reductions that the Company has been engaged during the last two quarters that the Company anticipates could result into reaching cash flow positive status in the near term. The Company anticipates that its cash flow from operations, available cash and marketable securities will be sufficient to meet its anticipated financial needs for at least the next 12 months assuming that no significant downturn in its business occurs. There can be no guarantee that the Company will achieve this result, however and the Company may need to raise additional capital in the future or draw down in its available credit line. Such sources of financing might not be available on reasonable terms or at all. Failure to raise capital when needed could adversely impact the Company’s business, operating results and liquidity. If additional funds were raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to the Company’s common stock. The Company’s Common stock is currently quoted on the over-the-counter bulletin board, which will make it more difficult to raise funds through the issuance of equity securities. These additional sources of financing may not be available on acceptable terms, if at all.

Our primary capital resource commitments at September 30, 2008 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals and for our corporate office facility.

Additionally we are exploring Joint Ventures, Acquisitions and other forms of strategic transactions, which might cause us to require additional capital. The Company plans to make use of its existing credit facility for such transactions. However there is no guarantee that the Company will be able to enter in such a transaction or that it would be at terms consistent with the available credit facility.

FINANCING ACTIVITIES

On March 14, 2007, we closed a private placement of our securities with Boston Avenue Capital, LLC pursuant to the Securities Purchase Agreement.  We sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of our Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share.  Pursuant to the Agreement, we issued all 4,167 shares of the authorized Class D Preferred Stock.   Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of our common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of our common stock and may be lawfully paid in cash, the dividends will be paid in cash. In fiscal 2008, we issued 121,775 shares of common stock to pay for dividends due March 12,2008. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of our assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of our common stock or upon any other series of our Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of our assets will be deemed a liquidation event unless no assets are distributed in respect of any class of our capital stock in connection with, or as a result of, such merger or consolidation.

The Class D Preferred Stock has the same voting rights as our common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for each vote allowed for a share of common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of our common stock.

On February 15, 2008, the Company entered into a revolving line of credit agreement (the "Credit Agreement") between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the "Lender" or "BAC").  The Credit Agreement provided for a new revolving line of credit facility in an aggregate principal amount of up to $4 million.  The revolving line of credit matured on December 31, 2017.  Advances under the revolving line of credit bore interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the fifth business day of each January, April, July and October, commencing on April 7, 2008.  The Credit Agreement also provided that unused amounts up to the total commitment bore interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year.  Under the Credit Agreement, the Lender provided the Company a letter of credit issued by JP Morgan Chase NA in an amount at all times equal to the amount of (i) $4,000,000 less (ii) the aggregate amount of advances then outstanding under the revolving line of credit.  Advances under the revolving line of credit were unsecured senior obligations of the Company.

The Credit Agreement contained customary representations and warranties of the Company.  Availability under the new revolving line of credit was subject to certain conditions, including (i) certain covenants relating to the composition of the Board of Directors of the Company, (ii) that the members of the Board of Directors of the Company unanimously approve any advance, (iii) that there not be any undisclosed material liabilities at the time of an advance, and (iv) that the Lender shall have consented (in its sole discretion) in the event that an advance is requested and, at the time of the request for the advance,  the Company or any of its officers, directors, employees, shareholders or affiliates is a party to any pending legal proceedings related to the Company or its affiliates.

The February 15, 2008 revolving line of credit facility could be prepaid at any time in whole or in part without premium or penalty, other than payment of the 1% commitment interest on unused advances if the commitment is not terminated.

The Credit Agreement also included certain customary events of default including, but not limited to: failure to pay principal or interest when due (subject to grace period); any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set forth in the Credit Agreement; and bankruptcy and insolvency defaults.

On December 16, 2008, the Company entered into an amended revolving line of credit agreement (the “Amended Credit Agreement”) between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the “Lender” or “BAC”).  The Amended Credit Agreement amends the original credit agreement entered into between Borrower and Lender dated February 15, 2008 (the “Original Credit Agreement”).

The Amended Credit Agreement provides a credit facility in an aggregate principal amount of up to $4 million.  Advances under the revolving line of credit shall bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the firth business day of each January, April, July and October commencing after the first advance.  The Amended Credit Agreement provides that unused amounts up to the total commitment shall bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year.  BAC is not required to maintain a third party letter of credit in support of the Amended Credit Agreement.  The Amended Credit Agreement matures on December 31, 2010.

The Amended Credit Agreement terminates the 16,000,000 warrants (the “Original Warrants”) issued to BAC as consideration for the Original Credit Agreement.  The Original Warrants were granted i) at a variable price based on the trading of the stock price and ii) regardless of whether an advance was made under the Original Credit Agreement.  Under the Amended Credit Agreement, the Company will issue 16,000,000 warrants (the “New Warrants”) to BAC for a purchase price of $5,000 only if, and after, an advance of funds under the Amended Credit Agreement occurs.  The strike price of the New Warrants is fixed at two dollars ($2.00) each.  The New Warrants may only be issued upon shareholder approval, which the Company must use its best efforts to obtain before the second anniversary of any advance.

The Amended Credit Agreement contains customary representations and warranties of the Company.  Availability under the new revolving line of credit is subject to certain conditions, including (i) that the existing board members of the Company and other directors approved by the Lender comprise all of the directors of the Company, (ii) that the members of the board of directors of the Company unanimously approve any advance, (iii) that there not be any undisclosed material liabilities a the time of an advance, and (iv) that the Lender shall have consented (in its sole discretion) in the event that an advance is requested and, at the time of the request for the advance, the Company or any of its officers, directors, employees, shareholders or affiliates is a party to any pending legal proceedings related to the Company or its affiliates.

Advances under the Amended Credit Agreement may be prepaid at any time in whole or in part without premium or penalty.  The Amended Credit Agreement also includes certain customary events of default including, but not limited to failure to pay principal or interest when due (subject to grace period); any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set for the in the Amended Credits Agreement; and bankruptcy and insolvency defaults.

On November 4, 2008, the Board of Directors of the Company approved the Amended Credit Agreement, with Mr. Chuck Gillman, the manager of BAC, abstaining.

As of September 30, 2008, there was no draw made against the line of credit.

MATERIAL TRENDS AND UNCERTAINITIES

The marketplace acceptance of peripheral densitometry equipment is still limited, and subject to complex scientific, clinical, reimbursement and policy-making factors which are constantly evolving. It is difficult to predict if any of these factors will create material barriers to our ability to expand the OsteoGram or OsteoCare business. Additionally, these factors are different in various foreign markets. The overall business is also competitive and a number of competitive technologies are emerging that may hinder the acceptance of our product in the marketplace. We are investing heavily to help our channel partners develop the expertise to position and sell our products effectively, however, we have not yet seen material results from that effort and there are no guarantees that we will.

Our ECG business is very competitive and we rely significantly on certain contracts with individual state governments.  A number of such contracts are coming due for renewals and we are engaged in a competitive bidding process to win further contracts with those state governments. The loss of any one of these contracts could have a material adverse effect on our revenue.   Additionally, it is possible that competitive pressures may force us to lower our prices, which could adversely effect our overall revenues as well as our gross profits. Additionally many of our customers have responded to the current financial and economic crisis by reducing their volume of use to high-risk patients. If this trend should continue we might experience a downturn of our volume of business, which might not be offset by an increase of revenue from other sources.

We are also potentially vulnerable by fiscal and budget crisis on the part of the States that are our principal customers. The Company receives significant revenues form the States of California, Illinois, New York and Florida and any significant budget problems in those states could adversely affect us.

If our revenues should be impacted materially by some of these negative trends, we might have to draw on our credit line or seek equity capital to meet short-term liquidity needs. Both of those events might be dilutive to our shareholders. Additionally we might not meet all the conditions and criteria to effect a drawdown on the credit facility or to be able to secure suitable equity funding from an investor. In such an event, the Company might be forced to significantly reduce its operations or abandon some or all of its activities.

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

We maintain an allowance for doubtful accounts for estimated losses that may arise if any of our customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectibility of our trade accounts receivable balances. If we determine that the financial condition of any of our customers has deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. For financial assets and liabilities, SFAS 157 will be effective for the Company in the first fiscal quarter of 2009. As permitted by FSP-FAS 157-2, SFAS 157 is effective for nonfinancial assets and liabilities for the Company during the first fiscal quarter of 2010. Management believes the adoption of SFAS 157 for its financial assets and liabilities will not have a material impact on the Company's financial statements and continues to evaluate the potential impact of the adoption of SFAS 157 related to its nonfinancial assets and liabilities.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Company in the first fiscal quarter of 2009. The Company believes the adoption of SFAS 159 will not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. SFAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for the Company in first fiscal quarter of 2010 and must be applied prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of Accounting Research Bulletin No. 51" ("SFAS 160"), which establishes accounting and reporting standards for noncontrolling interests ("minority interests") in subsidiaries. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be accounted for as a component of equity separate from the parent's equity. SFAS 160 will be effective for the Company in the first fiscal quarter of 2010 and must be applied prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently evaluating the potential impact that the adoption of SFAS 160 may have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133" ("SFAS 161"), which requires enhanced disclosures about an entity's derivative and hedging activities. SFAS 161 will be effective for the Company during the second fiscal quarter of 2009.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)", ("SFAS 158"), which requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan in a company's balance sheet. This portion of the new guidance is effective on December 31, 2006. Additionally, the pronouncement eliminates the option for companies to use a measurement date prior to their fiscal year-end effective December 31, 2008. Since we do not have any defined benefit pension or postretirement plans that are subject to SFAS 158, we do not expect the pronouncement to have a material impact on our financial statements.

In June 2006, the Financial Accounting Standards Board ("FASB) issued FASB interpretation No. 48, "Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. The provisions of FIN 48 were effective for the Company on October 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. After evaluating the adoption of FIN 48, we believe that the adoption did not have a material impact on our financial statements.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for CompuMed.  CompuMed’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has made a comprehensive review, evaluation, and assessment of CompuMed’s internal control over financial reporting as of September 30, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2008, CompuMed’s internal control over financial reporting was effective.

This Annual Report on Form 10-KSB does not include an attestation report of CompuMed’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by CompuMed’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the provision of only management’s report in this Annual Report on Form 10-KSB.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during  the fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Initially, the Rights will not be exercisable, certificates for the Rights will not be issued and the Rights will automatically trade with our common stock. Until the close of business on the earlier of (i) the tenth day following the public announcement that a person or group of affiliated or associated persons, together the "Acquiring Person" other than us, our subsidiary or any employee benefit plan or employee stock plan, together an "Exempt Person" has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our outstanding common stock or (ii) the tenth business day following the commencement by any person, other than an Exempt Person of, or the announcement of the intention to commence, a tender or exchange offer that would result in the ownership of 15% or more of our outstanding common stock with the earlier of such dates in clauses (i) and (ii) being called the "Distribution Date", the Rights will be evidenced, with respect to any of the common stock certificates outstanding as of August 1, 2005, by such common stock certificate, together with a copy of the Summary of Rights. On March 27, 2007, our Board of Directors approved an amendment to the Rights Agreement to modify the definition of an Acquiring Person so that it requires ownership of 35% or more of the outstanding common stock of the Company, as opposed to 15% or more, as set forth in the original Rights Agreement. A copy of that amendment is attached as Exhibit 10.17.

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

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information concerning our directors and executive officers as of September 30, 2008:

NAME	POSITION WITH COMPANY	YEAR BECAME DIRECTOR	AGE
Mark Stolper	Chairman of the Board	2008	37
Charles Gillman	Director	2008	38
Mark Crockett	Director	2008	43
Maurizio Vecchione	Interim CEO and President		47
Phuong Dang	Principal Financial Officer and Secretary		52

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

Mr. Crockett is managing partner of Vici Capital Partners, an activist investment, financial advisory and consulting firm, founded in 2008.  Since 2005, Mr. Crockett has also been a principal of NightWatch Capital, a private investment firm.  Since 1999, Mr. Crockett has been a client services director with Harvest Earnings and EHS Partners, both earnings improvement and turnaround firms.  Mr. Crockett began his career as a banking and securities lawyer with Latham & Watkins before joining McKinsey & Company for several years as a strategy and M&A consultant.  He then left to acquire and operate a venture-backed retail financial services company, Tax One, later selling it to a strategic buyer.

Charles Gillman is the Senior Managing Member of the Boston Avenue Capital, LLC a private investment partnership. Boston Avenue makes long-term investments after extensive due-diligence is conducted by its research staff. Boston Avenue maintains research offices in New York, Los Angeles, Tulsa, and Chennai. Mr. Gillman founded Boston Avenue Capital in 2001. Prior to 2001, Mr. Gillman served clients in a variety of industries as a strategy consultant in the New York office of McKinsey and Company. He also held positions in the investing industry.  Mr. Gillman received a bachelor's degree from the Wharton School of the University of Pennsylvania in 1992. He serves on the Board of the Penn Club of New York.

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

Ms. Dang has a degree in Accounting and been employed by us since 1990. She has served as Controller, Secretary and Principal Financial Officer since 1997. Ms. Dang has over 30 years of corporate accounting and finance experience in the healthcare field, mail order and retail stores . Prior to joining to us, she served as Accounting Manager for the Maxicare Medical Center from 1984 to 1990. From 1978 to 1984, she served as Senior Staff Accountant for Sunset House/ Gadget Tree a division of Carter Hawley Hale.

BOARD MEETINGS AND COMMITTEES

Our Board of Directors held a total of twenty meetings during the fiscal year ended September 30, 2008. All of our Directors attended each meeting.

AUDIT COMMITTEE

The Audit Committee is primarily responsible for approving the services performed by our independent auditors and reviewing reports of our external auditors regarding our accounting practices and systems of internal accounting controls. This Committee currently consists of Mr. Stolper and Mr. Crockett. The Audit Committee met five times during the fiscal year ended September 30, 2008. Mr. Stolper has been approved by our Board of Directors as the independent Audit Committee Financial Expert.

COMPENSATION COMMITTEE

The Compensation Committee reviews and approves our compensation policy and has assumed responsibility for administration of our Stock Option Plans. This Committee currently consists of Mr. Stolper and Crockett. The Compensation Committee met two times during the fiscal year ended September 30, 2008.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended September 30, 2008, we believe Forms 3, 4 or 5 were timely filed.

CODE OF ETHICS

We have adopted a Code of Ethics that applies to our principal executive officer and principal financial officer. A copy of the Code of Ethics is available on our website at http://www.compumed.net/info/index.html. We intend to disclose any amendment or waiver to the Code of Ethics on our website at http://www.compumed.net/info/index.html. We will provide to any person without charge, upon written request to our above address, a copy of such code of ethics.

ITEM 10.

EXECUTIVE COMPENSATION

The following table shows for the fiscal year ended September 30, 2008 certain compensation information for our principal executive officer, principal financial officer. Other than our principal executive and principal financial officers serving during fiscal year 2008, we had no other reportable executive officers for the period.

SUMMARY COMPENSATION TABLE
Name and Principal	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (1)	Total ($)
Maurizio Vecchione	2008	$180,000	––	––	––	––	––	––	$180,000
Chief Executive Officer

Phuong Dang	2008	$124,000	$12,000	––	––	––	––	$2,000	$138,000
Principal Financial Officer

———————

(1)

Reflects matching Company contributions on behalf of the officer in the Company-sponsored  401(k) tax-deferred savings plan.

The following table shows the number of shares covered by exercisable and unexercisable options held by the named executive officers on September 30, 2008. There were no other outstanding equity awards as of September 30, 2008.

Outstanding Equity Awards At Fiscal 9/30/08
Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Maurizio Vecchione	113,333	56,667	(1)		$0.29	5/17/2017
Chief Executive Officer
From 6/01/07 To 9/30/08
Phuong Dang	6,000				$0.67	1/8/2009
Principal Financial Officer	20,000				$0.63	1/10/2010
	35,000				$0.35	12/23/2013
	35,000				$0.32	12/13/2014
	30,000	15,000	(2)		$0.64	12/22/2015
	83,333	41,667	(3)		$0.39	8/18/2016
	41,667	83,333	(4)		$0.29	5/17/2017

———————

(1)  These warrants, granted to Synthetica  in connection with the New Synthetica Consulting Agreement and Mr. Vecchione being appointed Chief Executive Officer of the Company, vested 33-1/3% on the effective issue date (May 17, 2007) and vest in two additional equal installments of 33-1/3% on the next two annual anniversary dates thereafter. The remaining 56,667 shares of this warrant grant vest on May 17, 2009. Mr. Vecchione is a principal of Synthetica.

(2)  The remaining 15,000 shares of this option grant vest on December 22, 2008.

(3)  The remaining 41,667 shares of this option grant vest on August 18, 2009.

(4)  The remaining 83,333 shares of this option grant vest in equal annual installments on May 17, 2009 and May 17, 2010.

COMPENSATION OF DIRECTORS

From October 2007 to February 15, 2008, each of the Directors received an annual Board of Directors fee of $18,000, which is paid to each Director in equal monthly installments. The Chairman received an additional $6,000. In addition to the Board of Directors fee, Directors received an additional $1,500 per meeting when they serve as a member of the Executive, Audit or Compensation Committee. Such amount was reduced to $750 if the committee meeting is held by teleconference or on the same day as the board meeting. On February 15, 2008 the Director’s compensation was changed and the Directors have not been receiving any monetary compensation for their services since then.

DIRECTOR COMPENSATION FOR 2008
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Minnick (1)	$17,276		––				$17,276

John Romm (1)	$18,026		––				$18,026

Stuart Silverman (1)	$20,276		––				$20,276

Robert Stuckelman (1)	$25,284		––				$25,284

Mark Stolper	––		––				-

Mark Crockett	––		––				-

Charles Gillman	––		––				-

———————

(1)  These Directors resigned in February 2008, pursuant to the Ancillary Agreement between the Directors and Boston Avenue Capital.

EMPLOYMENT AND CONSULTING AGREEMENTS

Effective June 1, 2007, we appointed Maurizio Vecchione to the position of Interim Chief Executive Officer.  We amended our Contractor Agreement with Synthetica (America), Ltd. to provide the services of Mr. Vecchione in this capacity for consideration of $15,000 per month and 170,000 warrants at $0.29 per share. One third of the warrants vested on May 17, 2007, one third vested on May 17, 2008 and one third will vest on May 17, 2009. These warrants will expire on May 17, 2017.  Under the terms of the Amendment, Mr. Vecchione, while part-time, will spend sufficient time at the Company to discharge the duties needed of the CEO.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of September 30, 2008 regarding shares of our common stock subject to outstanding options or authorized for issuance under our currently existing equity compensation plan.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining and Available for Future issuance Under equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,401,630	0.45	-0-
Equity compensation plans not approved by security holders	7,346,618	0.28	8,683,809
Total	8,748,248	0.30	8,683,809

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of the our common stock as of November 30, 2008 by: (a) each director of the Company; (b) the executive officer named in the Executive Compensation Table; (c) our directors and executive officer as a group; and (d) each person known to us who beneficially owns 5% or more of our common stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our outstanding capital stock as of December 20, 2008   by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our executive officers and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of the beneficial owner is c/o CompuMed, Inc., 5777 W. Century Boulevard, Suite 360, Los Angeles, CA 90045.

	Common Stock (1)
Name of Beneficial Owner	Number of Shares		%
Mark Crockett	––		––
Phuong Dang	266,000	(2)	1.0%
Charles Gillman	12,685,775	(3)	33.1%
Mark Stolper	333,334	(4)	1.3%
Maurizio Vecchione	113,333	(5)	*
All officers and directors as a group	13,398,442	(6)	34.3%

* Less than 1%

———————

(1)

25,882,633 shares of common stock were outstanding as of December 20, 2008.  All percentages are rounded to the nearest tenth and are based upon the number of shares outstanding on December 20, 2008.  For purposes of computing the percentages of the outstanding shares owned by persons described in the table, any shares such person is deemed to own by having a right to acquire such shares by exercise or conversion are included, but shares acquirable by other persons by exercise or conversion are not included.

(2)

Includes 266,000 shares issuable within 60 days under stock options.

(3)

Includes:

a)

8,334,000 shares of common stock issuable within 60 days upon conversion of Series 2% Preferred Stock owned by Boston Avenue Capital, LLC.

b)

4,166,500 shares of common stock issuable within 60 days upon conversion of warrants.

c)

63,500 shares of common stock hold directly by Yorktown Avenue Capital, LLC (“YAC”) and 121,775 shares held directly by Boston Avenue Capital, LLC (“BAC”). Mr. Gillman is the manager of BAC and YAC.  Mr. Gillman disclaims beneficial ownership of these shares.

(4)

Includes 333,334 shares issuable within 60 days under stock options.

(5)

Includes 113,333 shares issuable within 60 days under warrants.

(6)

Includes 599,334 shares issuable within 60 days under stock options, 4,279,833 shares issuable within 60 days under warrants, and 8,334,000 shares issuable within 60 days upon conversion of Series 2% Preferred Stock.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 1, 2007, the Company appointed Mr. Vecchione as Interim Chief Executive Officer. Mr. Vecchione is a principal of Synthetica (America), Ltd, to which the Company paid $180,000 and $140,000 in consulting fees during the year ended September 30, 2008 and 2007, respectively.

From June 2007 to December 2007, the Company retained Anna Yesilevsky to serve as Chief Operating Officer, a non-officer capacity of the Company. Ms. Yesilevsky is also an employee of Boston Avenue Capital, LLC, a shareholder of the Company. During fiscal years 2008 and 2007, the Company paid AY Capital Management $37,000 and $28,000, respectively, for Ms. Yesilevsky services.

The OTC Bulletin Board, on which the Company's common stock is currently traded, does not have a requirement that a majority of the Board of Directors be independent or separate independence determination requirements Of the Company's three current directors, two would be deemed independent, while Charles Gillman  may not be.  The Company believes that each member of the Company's audit committee would be deemed to be independent under the applicable rules of The NASDAQ Stock Market, and that the two members of the Company's compensation committee would be deemed independent.

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

10.3	Form of Stock Option Agreement (included as Exhibit 10.5 to the Form 10-QSB filed August 14, 2002, and incorporated herein by reference).
10.4	2003 Stock Incentive Plan (included as Exhibit 99.2 to the Form S-8 filed June 2, 2003, and incorporated herein by reference).
10.5

Investment Agreement between the Company and Dutchess Private Equities Fund, L.P., dated February 25, 2004 (included as Exhibit 10.9 to the Form SB-2 filed February 27, 2004, and incorporated herein by reference).

10.6

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

10.10	Amended and Restated 2003 Stock Incentive Plan (included as Exhibit 10.1 to the Form S-8 filed April 13, 2005, and incorporated herein by reference).
10.11

Amendment to Commercial Office Lease between the Company and L.A.T. Investment Corporation, dated August 12, 2005 (included as Exhibit 10.6 to the Form 10-KSB filed December 27, 2005, and incorporated herein by reference).

10.12	2006 Stock Incentive Plan (included as Exhibit 10.1 to the Form S-8 filed August 23, 2006, and incorporated herein by reference).
10.13

Third Amendment to Commercial Office Lease between the Company and L.A.T. Investment Corporation, dated August 10, 2006 (included as Exhibit 10.14 to the Form 10-KSB filed December 29, 2006, and incorporated herein by reference).

10.14

Securities Purchase Agreement between the Company and Boston Avenue Capital, LLC, dated March 12, 2007 (included as Exhibit 10.1 to the Form 8-K filed March 12, 2007, and incorporated herein by reference).

10.15	Common Stock Purchase Warrant, dated March 12, 2007 (included as Exhibit 10.2 to the Form 8-K filed March 12, 2007, and incorporated herein by reference).
10.16

Amendment of the Rights Agreement to modify the definition of an Acquiring Person so that it requires ownership of 35% or more of the outstanding common stock of the Company opposed to 15% or more, as set forth in the original Rights Agreement (included as item 3.03 to the Form 8-K filed April 02, 2007, and incorporated herein by reference).

10.17

Appointment of Simon James and Mark Stolper as Directors pursuant to the Side Letter Agreement with Boston Avenue Capital, LLC (included as 10.1 and 10.2 to the Form-8K filed May 23, 2007, and incorporated herein by reference).

10.18	Consulting Agreement between the Company and Synthetica, LTD, dated June 7, 2007 (included as Exhibit 10.1 to the Form-8K filed June 7, 2007, and incorporated herein by reference).
21.1	Subsidiaries (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements and review of our quarterly financial statements were $75,000 and $59,000 for fiscal years 2008 and 2007, respectively.

Audit-Related Fees. None.

Tax Fees. The aggregate fees billed to us for professional services rendered by our principal accountants for tax related services were $5,000 each for fiscal years 2008 and 2007.

All Other Fees. None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUMED, INC.

By:	/s/ MAURIZIO VECCHIONE
Maurizio Vecchione
President and Chief Executive Officer

Date:  December 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAURIZIO VECCHIONE	President and Chief Executive Officer	December 29, 2008
Maurizio Vecchione

/s/ PHUONG DANG	Secretary and Principal Financial Officer	December 29, 2008
Phuong Dang

/s/ MARK STOLPER	Chairman of the Board	December 29, 2008
Mark Stolper

/s/ MARK CROCKETT	Director	December 29, 2008
Mark Crockett

/s/ CHARLES GILLMAN	Director	December 29, 2008
Charles Gillman

COMPUMED, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CompuMed, Inc.
Los Angeles, California

We have audited the accompanying balance sheet of CompuMed, Inc. as of September 30, 2008, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuMed, Inc. as of September 30, 2008, and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

By:	/s/ ROSE, SNYDER & JACOBS
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants Encino, California December 24, 2008

COMPUMED, INC.

BALANCE SHEET

	September 30,	September 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	269,000	969,000
Investments, at fair market value	137,000	494,000
Accounts receivable, less allowance of $19,000 (September 2008) and $27,000 (September 2007)	282,000	307,000
Other receivables	5,000	5,000
Inventory	35,000	42,000
Prepaid expenses and other current assets	18,000	18,000
TOTAL CURRENT ASSETS	746,000	1,835,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,412,000	1,235,000
Furniture, fixtures and leasehold improvements	76,000	76,000
Equipment under capital leases	391,000	323,000
	1,879,000	1,634,000

Accumulated depreciation and amortization	(1,457,000)	(1,359,000)
TOTAL PROPERTY AND EQUIPMENT	422,000	275,000

OTHER ASSETS
Patents, net of accumulated amortization of $20,000 (September 2008) and $9,000 (September 2007)	124,000	138,000
Other assets	18,000	13,000
TOTAL OTHER ASSETS	142,000	151,000
TOTAL ASSETS	1,310,000	2,261,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	258,000	236,000
Accrued liabilities	158,000	177,000
Unearned revenue- ECG processing	2,000	2,000
Current portion of capital lease obligations	88,000	73,000
TOTAL CURRENT LIABILITIES	506,000	488,000

Capital lease obligations	91,000	133,000
Commitments and Contingencies, note E
TOTAL LIABILITIES	597,000	621,000

STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -
issued and outstanding - 8,400 shares	1,000	1,000
Preferred Stock- Class B $3.50 cumulative convertible voting -
issued and outstanding - 300 shares	––	––
Preferred Stock- Class D 2% convertible -	––	––
issued and outstanding - 4,167 shares
Common Stock, $0.01 par value - authorized 50,000,000 shares,
issued and outstanding - 25,882,643 (September 2008) and 24,939,283 shares (September 2007)	260,000	250,000
Additional paid-in capital	36,363,000	35,842,000
Accumulated deficit	(35,911,000)	(34,393,000)
Accumulated other comprehensive income (loss)	––	(60,000)
TOTAL STOCKHOLDERS' EQUITY	713,000	1,640,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,310,000	2,261,000

See notes to financial statements and report of Independent Registered Public Accounting Firm.

COMPUMED, INC.

STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2008	2007
REVENUE
ECG services	1,880,000	1,824,000
ECG product and supplies sales	158,000	91,000
OsteoGram ® and Osteometer sales and services	115,000	301,000
	2,153,000	2,216,000
COSTS AND EXPENSES
Costs of ECG services	807,000	653,000
Cost of goods sold-ECG	99,000	64,000
Cost of goods sold - OsteoGram ® and Osteometer	4,000	1,000
Selling expenses	371,000	490,000
Research and development	421,000	413,000
General and administrative expenses	1,689,000	1,586,000
Depreciation and amortization	151,000	85,000
TOTAL OPERATING EXPENSES	3,542,000	3,292,000

OPERATING LOSS	(1,389,000)	(1,076,000)

Interest income and dividends	34,000	77,000
Impairment of investments	––	(379,000)
Realized gain (loss) on marketable securities	(70,000)	24,000
Interest expense	(53,000)	(26,000)
NET LOSS	(1,478,000)	(1,380,000)

Net loss per common share (basic and diluted)	(0.06)	(0.06)

Weighted average number of common shares outstanding	25,392,091	24,579,658

See notes to financial statements and report of Independent Registered Public Accounting Firm.

COMPUMED, INC.

STATEMENTS OF STOCKHOLDER'S EQUITY

					Other
	Preferred	Common	Additional	Accumulated	Comp- rehensive	Deferred stock
	Stock	Stock	Paid in capital	Deficit	Income	Compensation	Total
Balances at
September 30, 2006	1,000	243,000	33,618,000	(33,013,000)	2,000	(23,000)	828,000

Unrealized loss					(441,000)		(441,000)
on marketable securities

Reclassification adjustment					379,000		379,000
for permanently impaired
investments

Reclassification of
deferred compensation			(23,000)			23,000	––

Stock-based compensation			236,000				236,000

Issuance of common		4,000	110,000				114,000
stock to Dutchess

Issuance of preferred stock
to Boston Avenue Capital LLC			1,866,000				1,866,000

Exercise of stock options		3,000	35,000				38,000

Net Loss	––	––	––	(1,380,000)	––	––	(1,380,000)
Balances at
September 30, 2007	1,000	250,000	35,842,000	(34,393,000)	(60,000)	––	1,640,000

Unrealized loss
on marketable securities					(10,000)		(10,000)

Reclassification of unrealized loss					70,000		70,000
on marketable securities

Exercise of options		9,000	89,000				98,000

Issuance of common stock
to pay dividends to Boston
Avenue Capital LLC		1,000	39,000	(40,000)			––

Stock based compensation			393,000				393,000

Net Loss	––	––	––	(1,478,000)	––	––	(1,478,000)
Balances at
September 30, 2008	1,000	260,000	36,363,000	(35,911,000)	––	––	713,000

Comprehensive losses for the years ended September 30, 2008 and 2007 were ($1,538,000) and ($1,442,000), respectively.

See notes to financial statements and report of Independent Registered Public Accounting Firm.

COMPUMED, INC.

STATEMENTS OF CASH FLOWS

	Twelve Months Ending September 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	(1,478,000)	(1,380,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain)/loss on marketable securities	70,000	(24,000)
Loss on disposal of property and equipment	2,000	––
Impairment loss on marketable securities	––	379,000
Stock-based compensation	393,000	236,000
Depreciation and amortization	151,000	85,000
(Increase)/Decrease in accounts receivable	25,000	(59,000)
(Increase)/Decrease in inventory and prepaid expenses	7,000	(22,000)
Increase/(Decrease) in accounts payable and other liabilities	(22,000)	200,000
NET CASH USED IN OPERATING ACTIVITIES	(852,000)	(585,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	954,000	253,000
Purchase of marketable securities	(607,000)	(779,000)
Purchase of other asset	(39,000)	(26,000)
Purchase of property, plant and equipment	(179,000)	(48,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	129,000	(600,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option	97,000	38,000
Net offering of the investment agreement with Dutchess Private Equities Fund	––	114,000
Net offering of the private placement of Boston Avenue Capital	––	1,866,000
Payments on capital lease obligations	(74,000)	(57,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	23,000	1,961,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(700,000)	776,000

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD	969,000	193,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	269,000	969,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	56,000	26,000
Disposal of property and equipment	2,000	2,000
Equipment acquired under capital lease	69,000	102,000
Income taxes paid	––	––

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business.   The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to reduce its operating losses and negative cash flows, and the ability to draw from our existing revolving line of credit or other sources of financing.  Should we not be able to reduce our operating losses and negative cash flows, and draw or obtain funding, we may have to restructure or curtail our operations.  The Company used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company has raised funds from 1997 through 2008 through stock issuances and proceeds from the exercise of certain stock options and warrants. The Company also raised funds through an Investment Agreement with Dutchess Private Equities Fund. This Investment Agreement expired March 25, 2007, and was not renewed.

The Company generated negative cash flows from operations and had net losses aggregating $2,858,000 in fiscal years ended September 30, 2008 and 2007. The Company has implemented a significant campaign of cost reductions, and we anticipate that it will result in improved cash flows from operations.  The Company also has available a revolving line of credit under which it can draw funds for working capital purposes.

Management believes the Company will be able to generate sufficient revenue, reduce operating expenses or obtain financing in order to fund ongoing operations for at least the next twelve months. Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classifications of assets and liabilities that may result from the outcome of this uncertainty.

On March 14, 2007, the Company closed a private placement of its securities to an institutional investor pursuant to the Securities Purchase Agreement.  The Company sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of the Company’s Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants at an exercise price of $0.30 per share.  Pursuant to the Agreement, the Company issued all 4,167 shares of the authorized Class D Preferred Stock. Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of the Company’s common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of the Company’s common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of the Company’s common stock and may be lawfully paid in cash, the dividends will be paid in cash. In fiscal 2008, we issued 121,775 shares of common stock to pay for dividends due March 12,2008. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of the Company’s assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of the Company’s common stock or upon any other series of the Company’s Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of the Company’s assets will be deemed a liquidation event unless no assets are distributed in respect of any class of the Company’s capital stock in connection with, or as a result of, such merger or consolidation. The Class D Preferred Stock has the same voting rights as the Company’s common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for vote allowed a share of the Company’s common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of the Company’s common stock.

On February 15, 2008, the Company entered into a revolving line of credit agreement (the "Credit Agreement") between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the "Lender" or "BAC").  The Credit Agreement provided for a new revolving line of credit facility in an aggregate principal amount of up to $4 million.  The revolving line of credit matured on December 31, 2017.  Advances under the revolving line of credit bore interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the fifth business day of each January, April, July and October, commencing on April 7, 2008.  The Credit Agreement also provided that unused amounts up to the total commitment bore interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year.  Under the Credit Agreement,  the Lender provided the Company a letter of credit issued by JP Morgan Chase NA in an amount at all times equal to the amount of (i) $4,000,000 less (ii) the aggregate amount of advances then outstanding under the revolving line of credit.  Advances under the revolving line of credit were unsecured senior obligations of the Company.

The Credit Agreement contained customary representations and warranties of the Company.  Availability under the new revolving line of credit is subject to certain conditions, including (i) certain covenants relating to the composition of the Board of Directors of the Company, (ii) that the members of the Board of Directors of the Company unanimously approve any advance, (iii) that there not be any undisclosed material liabilities at the time of an advance, and (iv) that the Lender shall have consented (in its sole discretion) in the event that an advance is requested and, at the time of the request for the advance,  the Company or any of its officers, directors, employees, shareholders or affiliates is a party to any pending legal proceedings related to the Company or its affiliates.

The February 15, 2008 revolving line of credit facility could be prepaid at any time in whole or in part without premium or penalty, other than payment of the 1% commitment interest on unused advances if the commitment is not terminated.

The Credit Agreement also included certain customary events of default including, but not limited to: failure to pay principal or interest when due (subject to grace period); any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set forth in the Credit Agreement; and bankruptcy and insolvency defaults.

On December 16, 2008, the Company entered into an amended revolving line of credit agreement (the “Amended Credit Agreement”)  between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the “Lender” or “BAC”).  The Amended Credit Agreement amends the original credit agreement entered into between Borrower and Lender dated February 15, 2008 (the “Original Credit Agreement”).

The Amended Credit Agreement provides a credit facility in an aggregate principal amount of up to $4 million.  Advances under the revolving line of credit shall bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the firth business day of each January, April, July and October commencing after the first advance.  The Amended Credit Agreement provides that unused amounts up to the total commitment shall bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year.  BAC is not required to maintain a third party letter of credit in support of the Amended Credit Agreement.  The Amended Credit Agreement matures on December 31, 2010.

The Amended Credit Agreement terminates the 16,000,000 warrants (the “Original Warrants”) issued to BAC as consideration for the Original Credit Agreement.  The Original Warrants were granted i) at a variable price based on the trading of the stock price and ii) regardless of whether an advance was made under the Original Credit Agreement.  Under the Amended Credit Agreement, the Company will issue 16,000,000 warrants (the “New Warrants”) to BAC for a purchase price of $5,000 only if, and after, an advance of funds under the Amended Credit Agreement occurs.  The strike price of the New Warrants is fixed at two dollars ($2.00) each.  The New Warrants may only be issued upon shareholder approval which the Company must use its best efforts to obtain before the second anniversary of any advance.

The Amended Credit Agreement contains customary representations and warranties of the Company.  Availability under the new revolving line of credit is subject to certain conditions, including (i) that the existing board member of the Company and other directors approved by the Lender comprise all of the directors of the Company, (ii) that the members of the board of directors of the Company unanimously approve any advance, (iii) that there note be any undisclosed material liabilities a the time of an advance, and (iv) that the Lender shall have consented (in its sole discretion) in the event that an advance is requested and, at the time of the request for the advance, the Company or any of its officers, directors, employees, shareholders or affiliates is a party to any pending legal proceedings related to the Company or its affiliates.

Advances under the Amended Credit Agreement may be prepaid at any time in whole or in part without premium or penalty.  The Amended Credit Agreement also includes certain customary events of default including, but not limited to:  Failure to pay principal or interest when due (subject to grace period); any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set for the in the Amended Credits Agreement; and bankruptcy and insolvency defaults.

On November 4, 2008, the Board of Directors of the Company approved the Amended Credit Agreement, with Mr. Chuck Gillman, the manager of BAC, abstaining.

As of September 30, 2008, there was no draw made against the line of credit.

CASH EQUIVALENTS:

The Company considers investments in all highly liquid debt instruments with maturity of three months or less when purchased, and investments in money market accounts to be cash equivalents. Cash and cash equivalents also consist of cash on hand and demand deposit accounts.

INVESTMENTS:

Investments consist of money market accounts and are stated at market value based on the most recently traded price of these securities at September 30, 2008. All marketable securities are classified as available for sale at September 30, 2008 and 2007. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

As of September 30, 2008, the Company’s investments in marketable securities were valued at $137,000.The Company had $70,000 of realized loss and  $24,000 of realized gain in the fiscal years ended September 30, 2008 and 2007, respectively. Unrealized losses amounted to $0 and $60,000 in the fiscal years ended September 30, 2008 and 2007, respectively, net of reclassifications adjustments of $0 and  $379,000, respectively, and net of income taxes of $0 for each of the years ended September 30, 2008 and 2007.  At September 30, 2007, the Company recorded $379,000 in other-than-temporary impairment losses.  At September 30, 2008, the Company sold $607,000 of its investments in marketable securities, which realizedthe other-than-temporary impairment loss recorded for fiscal 2007 and resulted in further losses of $69,000. The Company invested the proceeds of the sales of marketable securities in  mutual funds consisting solely of U.S. treasury securities in accordance with the Company’s newly adopted investment policy.

ACCOUNTS RECEIVABLE:

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectibility of the Company's trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers has deteriorated, whether due to customer specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed.

INVENTORY:

Inventory consists of ECG terminals, component parts and ECG medical supplies and OsteoGram (R) hardware. Inventory, which is primarily finished goods, is stated at the lower of cost (first-in first-out method) or market.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over 3 to 5 years. As of September 30, 2008, the property and equipment being leased to customers had a historical cost of $1,460,000. Amortization of assets leased under capital leases is included in Depreciation and Amortization Expenses.

REVENUE RECOGNITION:

ECG sales and services revenue is recognized in accordance with SAB 104 when the following criteria has been met: (1) persuasive evidence of an arrangement exists, (2) the product has been delivered or the services have been rendered, (3) the fee is fixed or determinable, and (4) collectibility of the fee is reasonably assured.

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

OsteoGram software revenue is recognized in accordance with SOP 97-2 when the following criteria has been met: (1) persuasive evidence of an arrangement exits, (2) the software has been delivered, (3) the fee is fixed or determinable, and (4) collectibility of the fee is probable.

OsteoGram PCS revenue is recognized in accordance with SOP 97-2 as the Company met the following criteria: (1) the PCS is part of the initial license (software) fee, (2) the PCS period is for one year, (3) the estimated cost of providing the PCS is immaterial, (4) the Company does not offer upgrades and enhancements during the PCS arrangement. The Company's policy is to accrue all estimated costs of providing the PCS services.

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

Net loss	(1,478,000)
Less: preferred stock dividends	(42,943)
Net loss available to common stockholders	(1,520,943)

Net loss per common share (basic and diluted)	$(0.06)
Weighted average number of common shares outstanding	25,392,091

FINANCIAL INSTRUMENTS:

The carrying value of short-term financial instruments such as cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital leases approximates their fair value based on the short-term maturities of these instruments.

LONG-LIVED ASSETS:

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we review our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived and amortizable intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to the future operating cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their fair value. The Company has a number of other active applications under prosecution as well as multiple foreign applications of its US patents. In the process of evaluating the applications that remain unissued, the Company abandoned, combined or restructured applications that might be proving to be too costly or time-consuming in relationship to their potential benefit. In fiscal 2008, the Company abandoned certain patent and recorded $42,000 as impairment under depreciation and amortization in the Company’s statement of operations. The Company did not record any impairment charge for long lived assets during fiscal 2007.

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

STOCK BASED COMPENSATION:

The Company accounts for stock options in accordance with SFAS No. 123 (R). “Share-Based Payment” using the modified prospective method. Under this method, compensation cost recognized during fiscal years 2008 and 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period. Stock-based compensation was $393,000 and $236,000 for the years ended September 30, 2008 and 2007, respectively.

CONCENTRATION OF CREDIT RISK:

The Company sells its products throughout the United States and in the international markets. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the year ended September 30, 2008, total revenue from three customers accounted for approximately 45.8% of the Company total revenue, and one customer accounted for 24% of total accounts receivable at September 30, 2008. Cash balances at a financial institution exceeded federally insured limits by approximately $71,000 at September 30, 2008.

NOTE B - INCOME TAXES

At September 30, 2008, the Company has available for federal income tax purposes, net operating loss carry forwards of approximately $9.5 million, which expire between 2018 and 2028.  The utilization of the net operating loss carry forwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization.  The difference between the Company’s effective income tax rate and the statutory federal rate for the years ended September 30, 2008 and 2007 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of its realization.  The valuation allowance was $3,646,000 and $2,989,000 at September 30, 2008 and 2007, respectively, representing an increase of $657,000 for the year ended September 30, 2008.  This increase is due to loss carry forwards for which no tax effect was recognized due to the uncertainty of its realization.

Significant components of the deferred tax liabilities and assets as of September 30, 2008 are as follows:

	2008	2007
Deferred tax liabilities	––	––

Deferred tax assets:

Net operating loss carry forwards	3,623,000	2,951,000

Other assets and liabilities	23,000	38,000

Total deferred tax assets	3,646,000	2,989,000

Valuation allowance for deferred tax assets	(3,646,000)	(2,989,000)

Net deferred tax assets	––	––

Total	––	––

The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with  FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that tax position will be examined by taxing authorities. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, The Company is no longer subject to income tax examination by state authorities for years through 2004, and by the IRS for years through 2005. Our review of prior year tax positions using the criteria and provisions presented in FIN 48 did not result in a material impact on the Company’s financial position or results of operations.

NOTE C - STOCKHOLDERS' EQUITY

CLASS A $3.50 CUMULATIVE CONVERTIBLE VOTING PREFERRED STOCK:

The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. Total cumulated dividends not declared at September 30, 2008 amounted to $24,000. Every two shares of the Class A Preferred Stock are presently convertible, subject to adjustment, into one share of Common Stock. In the event of any liquidation, the holders of the Class A Preferred Stock are entitled to receive $2.00 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class A Preferred Stock. The Class A Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class A Preferred Stock stockholders have the right to convert their shares into Common Stock during such 30-day period.

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

CLASS D VOTING PREFERRED STOCK:

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

ISSUANCE OF COMMON STOCK - EQUITY LINE OF CREDIT

On March 14, 2007, we closed a private placement of our securities with Boston Avenue Capital, LLC pursuant to the Securities Purchase Agreement.  We sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of our Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share.  Pursuant to the Agreement, we issued all 4,167 shares of the authorized Class D Preferred Stock.   Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of our common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of our common stock and may be lawfully paid in cash, the dividends will be paid in cash. In fiscal 2008, we issued 121,775 shares of common stock to pay for dividends due March 12, 2008. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of our assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of our common stock or upon any other series of our Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of our assets will be deemed a liquidation event unless no assets are distributed in respect of any class of our capital stock in connection with, or as a result of, such merger or consolidation.

The Class D Preferred Stock has the same voting rights as our common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for vote allowed a share of common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of our common stock.

On February 15, 2008, the Company entered into a revolving line of credit agreement (the "Credit Agreement") between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the "Lender" or "BAC").  The Credit Agreement provided for a new revolving line of credit facility in an aggregate principal amount of up to $4 million.  The revolving line of credit matured on December 31, 2017.  Advances under the revolving line of credit bore interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the fifth business day of each January, April, July and October, commencing on April 7, 2008.  The Credit Agreement also provided that unused amounts up to the total commitment bore interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year.  Under the Credit Agreement,  the Lender provided the Company a letter of credit issued by JP Morgan Chase NA in an amount at all times equal to the amount of (i) $4,000,000 less (ii) the aggregate amount of advances then outstanding under the revolving line of credit.  Advances under the revolving line of credit were unsecured senior obligations of the Company.

The Credit Agreement contained customary representations and warranties of the Company.  Availability under the new revolving line of credit is subject to certain conditions, including (i) certain covenants relating to the composition of the Board of Directors of the Company, (ii) that the members of the Board of Directors of the Company unanimously approve any advance, (iii) that there not be any undisclosed material liabilities at the time of an advance, and (iv) that the Lender shall have consented (in its sole discretion) in the event that an advance is requested and, at the time of the request for the advance,  the Company or any of its officers, directors, employees, shareholders or affiliates is a party to any pending legal proceedings related to the Company or its affiliates.

The February 15, 2008 revolving line of credit facility could be prepaid at any time in whole or in part without premium or penalty, other than payment of the 1% commitment interest on unused advances if the commitment is not terminated.

The Credit Agreement also included certain customary events of default including, but not limited to: failure to pay principal or interest when due (subject to grace period); any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set forth in the Credit Agreement; and bankruptcy and insolvency defaults.

On December 16, 2008, the Company entered into an amended revolving line of credit agreement (the “Amended Credit Agreement”)  between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the “Lender” or “BAC”).  The Amended Credit Agreement amends the original credit agreement entered into between Borrower and Lender dated February 15, 2008 (the “Original Credit Agreement”).

The Amended Credit Agreement provides a credit facility in an aggregate principal amount of up to $4 million.  Advances under the revolving line of credit shall bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the firth business day of each January, April, July and October commencing after the first advance.  The Amended Credit Agreement provides that unused amounts up to the total commitment shall bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year.  BAC is not required to maintain a third party letter of credit in support of the Amended Credit Agreement.  The Amended Credit Agreement matures on December 31, 2010.

The Amended Credit Agreement terminates the 16,000,000 warrants (the “Original Warrants”) issued to BAC as consideration for the Original Credit Agreement.  The Original Warrants were granted i) at a variable price based on the trading of the stock price and ii) regardless of whether an advance was made under the Original Credit Agreement.  Under the Amended Credit Agreement, the Company will issue 16,000,000 warrants (the “New Warrants”) to BAC for a purchase price of $5,000 only if, and after, an advance of funds under the Amended Credit Agreement occurs.  The strike price of the New Warrants is fixed at two dollars ($2.00) each.  The New Warrants may only be issued upon shareholder approval which the Company must use its best efforts to obtain before the second anniversary of any advance.

The Amended Credit Agreement contains customary representations and warranties of the Company.  Availability under the new revolving line of credit is subject to certain conditions, including (i) that the existing board members of the Company and other directors approved by the Lender comprise all of the directors of the Company, (ii) that the members of the board of directors of the Company unanimously approve any advance, (iii) that there not be any undisclosed material liabilities a the time of an advance, and (iv) that the Lender shall have consented (in its sole discretion) in the event that an advance is requested and, at the time of the request for the advance, the Company or any of its officers, directors, employees, shareholders or affiliates is a party to any pending legal proceedings related to the Company or its affiliates.

Advances under the Amended Credit Agreement may be prepaid at any time in whole or in part without premium or penalty.  The Amended Credit Agreement also includes certain customary events of default including, but not limited to:  Failure to pay principal or interest when due (subject to grace period); any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set for the in the Amended Credits Agreement; and bankruptcy and insolvency defaults.

On November 4, 2008, the Board of Directors of the Company approved the Amended Credit Agreement, with Mr. Chuck Gillman, the manager of BAC, abstaining.

As of September 30, 2008, there was no draw made against the line of credit.

NOTE D - STOCK OPTIONS AND WARRANTS

The Company has adopted two non-stockholder approved stock incentive plans, the 2003 Stock Incentive Plan (the "2003 Plan") and the 2006 Stock Incentive Plan (the "2006 Plan"), and two stockholder approved stock options plans, the 1992 Stock Option Plan ("1992 Plan") and the 2002 Stock Option Plan (the "2002 Plan") (collectively, the "Plans"). The 1992 Plan expired in March 2002 and the 2002 Plan was suspended on the effective date of the 2003 Plan in June 2003. Awards are outstanding under the Plans, but awards may be granted in the future only under the 2003 Plan and the 2006 Plan. The 2003 Plan provides for the granting of options, stock awards and other forms of equity compensation to key employees, officers and certain individuals. Only nonqualified options may be granted under the 2003 Plan. The 2006 Plan provides for the granting of options and stock awards to any officer, director, employee and certain individuals. Both nonqualified and incentive options may be granted under the 2006 Plan.

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

The Company did not grant any options during fiscal year 2008. As for fiscal 2007, the Company granted to directors, officers and employees options to purchase 5,295,000 shares and  consultants 220,000 shares of warrants. The fair value of the options and warrants have been estimated at $558,000, at the grant date, and is based on the assumptions below on the date of grant using the Black-Scholes valuation model.

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

Fiscal Year Ended September 30, 2007
Risk free interest rate	4.15 % to 4.96%
Stock volatility factor	23.5% - 27.8%
Weighted average expected option life	5 - 6 years
Expected dividend yield	None

A summary of the stock option activity, and related information for the years ended September 30 follows:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	11,237,414	0.29	6,754,828	0.29
Options exercised	(785,767)	0.12	(316,229)	0.12
Options granted	––	––	5,295,000	0.29
Options forfeited/canceled	(1,703,399)	0.30	(496,185)	0.48

Options outstanding, end of period	8,748,248	0.30	11,237,414	0.29
Options exercisable, end of period	7,514,920	0.30	4,985,754	0.27

The following summarizes information concerning stock options outstanding at September 30, 2008:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
		Remaining	Price		Price
	Shares	Contractual	of Shares	Shares	of Shares
Range of Exercise Prices	Outstanding	Life	Outstanding	Exercisable	Exercisable
$0.0000 - $0.4250	7,727,648	6.91	$0.26	6,577,654	$0.25
$0.4251 - $0.8500	1,010,600	2.54	$0.66	927,266	$0.66
$0.8501 - $1.2750	10,000	1.58	$0.95	10,000	$0.95
	8,748,248	6.40	$0.30	7,514,920	$0.30

The intrinsic value of the options exercise during the year 2008 was approximately $200,000.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company has capital leases for machinery and equipment that expire in 2013. On March 1, 2008, the Company entered into a new  lease with LAT Investment. Under the new lease, the Company moved the corporate office, computer center from its prior 9,496 square feet on the building’s twelfth floor to the the new space consisting 10,949 square feet on the building’s third floor.  The lease term is five years with the option to renew for an additional five-year term. The monthly rent under the new lease is $13,686 for the first year, with 3% increase in the ensuing lease years, plus certain operating expenses. . The following is a summary as of September 30, 2008 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

Year ending September 30	Capital Lease	Operating Leases
2009	109,000	166,000
2010	60,000	171,000
2011	34,000	176,000
2012	13,000	174,000
2013	––	71,000
	216,000	758,000
Less amount representing interest	37,000
Net minimum lease payment	179,000
Less current portion	88,000
Present value of net minimum payment, less current portion	91,000

During the year ended September 30, 2008, the Company entered into a capital lease obligation for equipment at the cost of $46,000. This obligation bears an average interest of 15.7 % and a monthly payment of $2,000 and matures in November 2011. The range of interest rates on capital leases outstanding as of September 30, 2008 were 11.93% tp 15.77%.

Rental expense under operating leases was $162,000 and $132,000 in fiscal years 2008 and 2007, respectively.

LITIGATION

From time to time the Company is involved in litigation and threatened litigation arising in the ordinary course of business. The Company is not aware of any material unsettled litigation.

EMPLOYMENT AGREEMENT

None.

NOTE F - SAVINGS AND RETIREMENT PLANS

The Company has a Savings and Retirement Plan (the "Plan") under which every full-time salaried employee who is 18 years of age or older may contribute up to 100% of his or her eligible annual salary to the Plan. For an employee contribution of up to but not exceeding 6% of the employee's annual salary the Company makes a matching contribution of $0.25 for every $1.00 of the employee's contribution. The Company's contributions are 100% vested after 36 months of contributions to the Plan. Benefits are payable under the Plan upon termination of a participant's employment with the Company or at retirement. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company's matching contribution, which was charged to expense, was $11,000 and $15,000 for fiscal 2008 and 2007, respectively.

NOTE G - RELATED PARTY TRANSACTIONS

On June 1, 2007, the Company appointed Mr. Vecchione as Interim Chief Executive Officer. Mr. Vecchione is a principal of Synthetica (America), Ltd, to which the Company paid $180,000 and $140,000 in consulting fees during the years ended September 30, 2008 and 2007, respectively.

From June 2007 to December 2007, the Company retained Anna Yesilevsky to serve as Chief Operating Officer, a non-officer capacity of the Company. Ms. Yesilevsky is also an employee of Boston Avenue Capital, LLC, a shareholder of the Company. During fiscal years 2008 and 2007, the Company paid AY Capital Management $37,000 and $28,000, respectively, for Ms. Yesilevsky services.