Form 10-Q
period 2008-12-31
COMPUMED INC
filed 2009-02-17
CIK 700998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: December 31, 2008
or

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2009 was 25,882,643.

COMPUMED, INC. AND SUBSIDIARIES

TABLE  OF  CONTENTS

Page

Part  I. Financial Information

Item 1.

Financial Statements.

1

Balance Sheets

1

Statements Of Operations And Comprehensive Income (Unaudited)

2

Statements Of Cash Flows (Unaudited)

3

Notes To Financial Statements (Unaudited)

4

Item 2.

Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

13

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

22

Item 4T.

Controls And Procedures

24

Part II. Other Information

Item 1.

Legal Proceedings.

25

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds.

25

Item 3.

Defaults Upon Senior Securities.

25

Item 4.

Submission Of Matters To A Vote Of Security Holders.

25

Item 5.

Other Information.

25

Item 6.

 Exhibits And Reports On Form 8-K.

25

Signatures

26

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

BALANCE SHEETS
COMPUMED, INC.

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	92,000	269,000
Investments, at fair market value	138,000	137,000
Accounts receivable, less allowance of $19,000 at December 31, 2008 and September 30, 2008	310,000	282,000
Other receivables	5,000	5,000
Inventory	27,000	35,000
Prepaid expenses and other current assets	24,000	18,000
TOTAL CURRENT ASSETS	596,000	746,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,379,000	1,412,000
Furniture, fixtures and leasehold improvements	76,000	76,000
Equipment under capital leases	438,000	391,000
	1,893,000	1,879,000
Accumulated depreciation and amortization	(1,492,000)	(1,457,000)
TOTAL PROPERTY AND EQUIPMENT	401,000	422,000
OTHER ASSETS
Patents, net of accumulated amortization of $22,000 (December 2008) and $20,000 (September 2008)	122,000	124,000
Other assets	17,000	18,000
TOTAL OTHER ASSETS	139,000	142,000
TOTAL ASSETS	1,136,000	1,310,000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	95,000	258,000
Accrued liabilities	214,000	158,000
Unearned revenue- ECG processing	2,000	2,000
Current portion of capital lease obligations	91,000	88,000
TOTAL CURRENT LIABILITIES	402,000	506,000
Capital lease obligations	131,000	91,000
TOTAL LIABILITIES	533,000	597,000
STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -
issued and outstanding - 8,400 shares	1,000	1,000
Preferred Stock- Class B $3.50 cumulative convertible voting -
issued and outstanding - 300 shares	––	––
Preferred Stock- Class D 2% convertible -	––	––
issued and outstanding - 4,167 shares
Common Stock, $0.01 par value - authorized 50,000,000 shares, issued and outstanding - 25,882,643 (December 2008) and 24,939,283 shares (September 2008)	260,000	260,000
Additional paid-in capital	36,395,000	36,363,000
Accumulated deficit	(36,053,000)	(35,911,000)
TOTAL STOCKHOLDERS' EQUITY	603,000	713,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,136,000	1,310,000

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
COMPUMED, INC.

	Three Months Ending December 31,
	2008	2007
REVENUE
ECG services	432,000	482,000
ECG product and supplies sales	40,000	60,000
OsteoGram ® and Osteometer sales and services	67,000	46,000
TOTAL REVENUE	539,000	588,000
OPERATING EXPENSES
Costs of ECG services	192,000	208,000
Cost of goods sold-ECG	28,000	42,000
Cost of goods sold - OsteoGram ® and Osteometer	––	2,000
Selling expenses	102,000	116,000
Research and development	27,000	110,000
General and administrative expenses	275,000	492,000
Depreciation and amortization	38,000	24,000
TOTAL OPERATING EXPENSES	662,000	994,000

OPERATING LOSS	(123,000)	(406,000)

Interest income and dividends	1,000	21,000
Realized gain (loss) on marketable securities		(52,000)
Interest expense	(20,000)	(4,000)
NET LOSS	(142,000)	(441,000)

OTHER COMPREHENSIVE INCOME
Unrealized gain/(loss) in marketable securities	––	(5,000)
Reclassification adjustment for marketable securities sold	––	52,000
TOTAL OTHER COMPREHENSIVE INCOME	––	47,000

TOTAL COMPREHENSIVE LOSS	(142,000)	(394,000)

NET LOSS PER COMMON SHARES (BASIC AND DILUTED)	(0.01)	(0.02)

Weighted average number of common shares outstanding	25,882,643	24,939,283

STATEMENTS OF CASH FLOWS
(UNAUDITED)
COMPUMED, INC.

	Three Months Ending December 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	(142,000)	(441,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain)/loss on marketable securities	––	52,000
Stock-based compensation	32,000	78,000
Depreciation and amortization	37,000	24,000
(Increase)/Decrease in accounts receivable	(28,000)	(104,000)
(Increase)/Decrease in inventory and prepaid expenses	2,000	(45,000)
Increase/(Decrease) in accounts payable and other liabilities	(49,000)	7,000
NET CASH USED IN OPERATING ACTIVITIES	(148,000)	(429,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	––	513,000
Purchase of marketable securities	(1,000)	(600,000)
Purchase of other asset	––	(9,000)
Purchase of property, plant and equipment	(3,000)	(37,000)
NET CASH USED IN INVESTING ACTIVITIES	(4,000)	(133,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(25,000)	(15,000)
NET CASH USED IN FINANCING ACTIVITIES	(25,000)	(15,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(177,000)	(577,000)

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD	269,000	969,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	92,000	392,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	10,000	5,000
Equipment acquired under capital lease	47,000	68,000

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

Liquidity and Capital Resources

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. For further information, refer to the financial statements for the year ended September 30, 2008 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business.  The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to reduce its operating losses and negative cash flows, and the ability to draw from our existing revolving line of credit or other sources of financing. However, the Company has made significant progress towards reducing its cash burn during the last two quarters of fiscal 2008 and sustained in the first quarter of 2009 where we used $148,000 of cash for operating activities compared to $429,000 for the same period in fiscal 2008. This was accomplished due to a continued overall cost cutting initiatives and our efforts around higher margin portions of our business. The Company is continually assessing the performance of its product lines and business units and may engage in further cost-cutting measures as well as other possible strategic transactions involving third parties for any non-performing product line, with a goal to achieve cash flow positive status as soon as possible. The Company used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company has raised funds from 1997 through 2008 through stock issuances and proceeds from the exercise of certain stock options and warrants. The Company also raised funds through an Investment Agreement with Dutchess Private Equities Fund. This Investment Agreement expired March 25, 2007, and was not renewed. Currently, the Company is secured by a $4M revolving line of credit pursuant to the “Amended Credit Agreement” entered in December 16, 2008.

The balance sheet at September 30, 2008 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company generated negative cash flows from operations and had net losses of $142,000 and $441,000 in the three-month period ending December 31, 2008 and 2007, respectively. However, the Company has implemented a significant campaign of cost reductions, and we anticipate that it will result in improved cash flows from operations.  The Company also has available a revolving line of credit under which it can draw funds for working capital purposes.

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

On March 14, 2007, the Company closed a private placement of its securities to an institutional investor pursuant to the Securities Purchase Agreement.  The Company sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of the Company’s Class D Preferred

Stock as well as 1,000 Common Stock Purchase Warrants at an exercise price of $0.30 per share.  Pursuant to the Agreement, the Company issued all 4,167 shares of the authorized Class D Preferred Stock. Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of the Company’s common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of the Company’s common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of the Company’s common stock and may be lawfully paid in cash, the dividends will be paid in cash. In fiscal 2008, we issued 121,775 shares of common stock to pay for dividends due March 12 2008. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of the Company’s assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of the Company’s common stock or upon any other series of the Company’s Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of the Company’s assets will be deemed a liquidation event unless no assets are distributed in respect of any class of the Company’s capital stock in connection with, or as a result of, such merger or consolidation. The Class D Preferred Stock has the same voting rights as the Company’s common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for vote allowed a share of the Company’s common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of the Company’s common stock.

On February 15, 2008, the Company entered into a revolving line of credit agreement (the "Credit Agreement") between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the "Lender" or "BAC").  The Credit Agreement provided for a new revolving line of credit facility in an aggregate principal amount of up to $4 million.  The revolving line of credit matures on December 31, 2017.  Advances under the revolving line of credit bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the fifth business day of each January, April, July and October, commencing on April 7, 2008.  The Credit Agreement also provided that unused amounts up to the total commitment bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year.  Under the Credit Agreement, the Lender provided the Company a letter of credit issued by JP Morgan Chase NA in an amount at all times equal to the amount of (i) $4,000,000 less (ii) the aggregate amount of advances then outstanding under the revolving line of credit.  Advances under the revolving line of credit were unsecured senior obligations of the Company.

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

The Amended Credit Agreement provides a credit facility in an aggregate principal amount of up to $4 million.  Advances under the revolving line of credit shall bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the fifth business day of each January, April, July and October commencing after the first advance.  The Amended Credit Agreement provides that unused amounts up to the total commitment shall bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year.  BAC is not required to maintain a third party letter of credit in support of the Amended Credit Agreement. Borrower may, at any time, reduce the total amount of the Letter of Credit (as hereafter provided) by written notice to the Lender and the issuer thereof and no Commitment Interest or other fee or charge shall be due or payable by Borrower in respect of the amount by which the Letter of Credit is so reduced. The Amended Credit Agreement matures on December 31, 2010.

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

As of December 31, 2008, there was no draw made against the revolving line of credit.

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

The expected stock volatility rates are based on the historical stock volatility of the Company’s common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding to the expected life of the option. The Company has opted to use the simplified method as allowed by Staff Accounting Bulletin (“SAB”) 107 for estimating our expected term to arrive at a term in between the vesting period and the contractual term.

There were no grants issued during the three months ended December 31, 2008 and 2007.

A summary of the stock options activity and related information for the three months ended December 31 follows:

	2008		2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	8,748,248	0.30	11,237,414	0.29
Options exercised	––	––	––	––
Options granted	––	––	––	––
Options forfeited/canceled	(300,000)	0.35	(133,333)	0.29

Options outstanding, end of period	8,448,248	0.30	11,104,081	0.29
Options exercisable, end of period	7,311,586	0.30	5,189,086	0.28

The following summarizes information concerning stock options outstanding at December 31, 2008:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
		Remaining	Price		Price
	Shares	Contractual	of Shares	Shares	of Shares
Range of Exercise Prices	Outstanding	Life	Outstanding	Exercisable	Exercisable
$0.0000 - $0.4250	7,467,648	6.87	$0.26	6,330,986	$0.25
$0.4251 - $0.8500	970,600	2.38	$0.66	970,600	$0.66
$0.8501 - $1.2750	10,000	1.33	$0.95	10,000	$0.95
	8,448,248	6.34	$0.30	7,311,586	$0.30

PER SHARE DATA

The Company reports its earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Share" ("SFAS 128"). Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and the effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations of diluted loss per share because the effect would be anti-dilutive.

Net loss	(142,000)
Less: preferred stock dividends	(1,000)
Net loss available to common stockholders	(143,000)

Net loss per common share (basic and diluted)	$(0.01)
Weighted average number of common shares outstanding	25,882,643

NEW ACCOUNTING PRONOUNCEMENT

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

The Amended Credit Agreement provides a credit facility in an aggregate principal amount of up to $4 million.  Advances under the revolving line of credit shall bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the fifth business day of each January, April, July and October commencing after the first advance.  The Amended Credit Agreement provides that unused amounts up to the total commitment shall bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year.  BAC is not required to maintain a third party letter of credit in support of the Amended Credit Agreement. Borrower may, at any time, reduce the total amount of the Letter of Credit (as hereafter provided) by written notice to the Lender and the issuer thereof and no Commitment Interest or other fee or charge shall be due or payable by Borrower in respect of the amount by which the Letter of Credit is so reduced. The Amended Credit Agreement matures on December 31, 2010.

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

As of December 31, 2008, there was no draw made against the line of credit.

Agreement with OSI Optoelectronic Systems

On May 14, 2008 the Company entered into an agreement with OSI Optoelectonic Systems, a unit of OSI Systems Inc. (“OSI”) whereby the Company would market a bone densitometer manufactured by OSI and based on a peripheral dual energy absorption technology (pDXA). Under the agreement the Company purchases the pDXA products at an agreed transfer price based on forecasted quantities and is free to set a retail price of the units to achieve a target margin. The agreement covers US, Canada and other NAFTA countries. The Company announced the availability of this pDXA bone densitometer under its Osteocare product brand. This product was introduced on May 29, 2008 to provide a point-of-care targeted bone densitometer.

The Company also retained Vici Capital, a company owned by our Director Mark Crockett, for the period of January 7 2009 through September 7 2009, to provide certain investment banking and financial advisory services in connection with potential strategic transactions described in Exhibit 10.26.

NOTE C- COMMITMENTS AND CONTINGENCIES

The Company has capital leases for machinery and equipment that expire in 2013. On March 1, 2008, the Company entered into a new lease with L.A.T Investment. Under the new lease, the Company moved the corporate office, computer center from its prior 9,496 square feet on the building’s twelfth floor to the the new space consisting 10,949 square feet on the building’s third floor.  The lease term is five years with the option to renew for an additional five-year term. The monthly rent under the new lease is $13,686 for the first year, with 3% increase in the ensuing lease years, plus certain operating expenses. The following is a summary as of December 31, 2008 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

	Capital Lease	Operating Leases
2009	95,000	122,000
2010	81,000	171,000
2011	55,000	176,000
2012	33,000	174,000
2013	14,000	71,000
	278,000	714,000
Less amount representing interest	56,000
Net minimum lease payment	222,000
Less current portion	91,000
Present value of net minimum payment, less current portion	131,000

During the quarter ended December 31, 2008, the Company entered into a capital lease obligation for equipment at the cost of $69,000. This obligation bears an average interest of 16.3 % and a monthly payment of $2,000 and matures in November 2013. The range of interest rates on capital leases outstanding as of December 31, 2008 was 11.93% to 16.53%.

Rental expenses under operating leases for the first quarter ended December 31, 2008 and 2007 were $44,000 and $40,000, respectively.

The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. The total dividends accumulated in the quarter ended December 31, 2008 was $1,000 and the total cumulated dividends not declared at December 31, 2008 was $25,000.

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

Statements contained in this 10-Q, such as statements about revenue, operations, and earnings growth and other financial results are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  All such forward-looking statements including statements concerning the Company's plans, objectives, expectations and intentions are based largely on management’s expectations and are subject to and qualified by risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements.  These statements are subject to uncertainties and risks including, without limitation, product and service demand and acceptance, changes in technology, ability to raise capital, the availability of appropriate acquisition candidates and/or business partnerships, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, government regulation and other risks identified in the Company's filings with the Securities and Exchange Commission. All such forward-looking statements are expressly qualified by these cautionary statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements to reflect events, conditions or circumstances on which any such statement is based after the date hereof, except as required by law.

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

During the fiscal year 2008, we completed certain investments in expanding our tele-cardiology and telemedicine platform supporting our CardioGram products which had begun the prior quarter.  This expansion focused on continued upgrade of the quality of service associated with our response time and network capacity. We have upgraded many key software components in our servers to improve transmission times and quality of service.

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

In October 2008, the Company previewed its new CompuBRIDGE(TM) telecardiology electronic medical records (EMR) solution at the National Conference on Correctional Health Care (NCCHC), in Chicago. The CompuBRIDGE EMR is designed to capture and integrate electrocardiogram (ECG) results and over-reads into an existing EMR system. Integration does not require the practice to employ additional software, hardware or specialized servers. For facilities without a general EMR system, CompuMed expects to offer hosted solutions that provide access to ECG data via any Internet enabled computer. CompuMed expects to release its CompuBRIDGE EMR system after testing with beta customers. CompuBRIDGE EMR could provide users of CompuMed's telecardiology services with the ability to data mine patient records and electronically transfer those records to their own EMR systems, such as patient administrative systems, electronic practice management, laboratory information systems, dietary and pharmacy.

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

Our transmission revenue is subject to volume volatility due to State budget cycles and other usage factors. During the quarter, some of our core State Department of Corrections customers responded to the global financial crises and its anticipated impact on State budgets by reducing the volume of ECG tests being performed. Some Departments of Corrections went from testing most inmates on receiving to limiting testing to those inmates with certain risk factors. This resulted in a reduction of volume of  ECG readings and over-reads per average site from those customers. This reduction was partially offset by an increase of overall number of sites under contract. The Company has responded to these trends by accelerating certain cost reductions as well as continued to focus on marketing strategies designed to expand and differentiate our overall number of customers.

As part of this strategy, we continue to target an expansion of our offering into new markets, including the Federal Government, branches of the U.S. Military, the Veteran’s Administration, surgical centers, occupational and rural health centers, mental health centers, as well as additional correctional facilities. All of these sites potentially experience the situation of having to provide time-critical medical response to patients in the midst of a cardiac event without having access to trained cardiologists.  We believe, based on market data, that our CardioGram could provide a solution that can elevate the quality of patient care at these institutions and reduce liabilities at these locations.

During the quarter, the Company identified a significant new opportunity to offer ECG over-read services for the pediatric care market. The Company developed during the quarter its CardioGramKids program, which was subsequently launched in January 2009. During the quarter, the Company partnered with the Department of Pediatrics at the University of Miami Miller School of Medicine to provide electrocardiogram (ECG) screening services to children and teenagers prior to prescribing or taking psychotropic medications, including stimulants as well as for pre-athletic screening. This relationship will allow CompuMed to offer remote interpretation of  ECGs on pediatric patients in this first-of-its-kind program to detect heart abnormalities prior to therapy. The need for such screening arises in response to the American Heart Association and other leading groups that have expressed concern regarding reports of sudden death in children and adolescents treated with stimulants and other psychotropic medications for conditions such as attention deficit hyperactivity disorder, commonly referred to as ADHD. Medical journals have also reported concerns regarding the appropriateness of such therapy without screening at risk patients. According to our market research there are about 300,000 specialists (pediatrics, primary care and psychiatry) in the U.S. likely to see patients who might need psychotropic drugs, including stimulants. According to a 2008 report in Child and Adolescent Psychiatry and Mental Health, approximately 6.7 percent of children in the U.S. are taking these medications for emotional and behavioral problems like ADHD. CompuMed’s CardioGramKids could enable physicians to screen the children in their care while at the same time offering doctors important protection from potential litigation.

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

Skeletal Health Products

The Company is active in the Skeletal Health market through two product lines, OsteoCare and OsteoGram.

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

Despite the devastating impact of bone disease and Medicare's stated desire to test more at-risk patients, the Centers for Medicare and Medicaid services recently enacted significant cuts in the reimbursement for central DXA, or dual energy X-ray absorptiometry, a technology which widely used in the United States to perform bone mineral density testing. As a result there have been trends in the marketplace of significant slowing of sales of central DXA systems and the number of centers offering central DXA services appears to be shrinking. Approved reimbursement for alternative screening technologies such as the Company’s OsteoGram product was left unchanged. However there is no guarantee that reimbursements for alternative procedures will remain unchanged in the future.

In part because of the changing Medicare reimbursement posture is making the economics of owning and operating a DXA facility less attractive, our market research suggests that there may be a new and growing demand for peripheral bone density measurement machines that can perform the test at point-of-care, in a small physician practice and on an inexpensive desktop device. As a result,  we engaged in an aggressive test marketing effort to validate the notion that a “point-of-care” unit could enhance our product offering and receive favorable market acceptance.

The Company’s OsteoGram®, is a high-end bone densitometer principally for OEM use. The OsteoGram is a non-invasive diagnostic system that has been shown in clinical studies to provide an effective and accurate bone density measurement in connection with screening for osteoporosis and assessing hip fracture risk. Our target markets for these products are hospitals, radiology practices, imaging centers, and general OB/GYN and orthopedic office practices. We are now supplying the third generation OsteoGram product.  The OsteoGram product is marketed and distributed directly by the Company, and through approved distributors and Original Equipment Manufacturers (OEMs).

Market acceptance of this product has been limited by the fact that the OsteoGram software is a bolt-on to other Digital Radiology (DR) or equivalent systems. While such systems are normally present in large facilities, many of the smaller physician’s practices that appear most interested in providing bone density screening to their patients typically do not own such systems, or in many cases do not even own X-Ray equipment. As a result we have not been able to deploy OsteoGram for the point-of-care opportunity discussed above.  Recognizing this, the

Company has altered its marketing effort of the OsteoGram to focus on larger facilities with existing DR/CT systems, and introduced an alternate, self-contained product, OsteoCare for the point-of-care market.

OsteoGram is gaining acceptance in China as a result of the regulatory approval by the Chinese State Food and Drug Administration, which was obtained in July 2008. According to China's most recent national census, about 100 million Chinese citizens suffer from the disease in various stages. Additionally in October 2008 one of the largest studies ever done in China on nearly 7,000 patients reaffirmed the accuracy and precision of the OsteoGrams.  As a result, during the quarter the volume of sales for OsteoGram from China showed a significant increase. It is too early, however to determine whether such increased revenues will continue.

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

In October 2007 the Company was issued US Patent 7280683 for a Method, Code, and System for Assaying Joint Deformity. We believe that the claims underlying this patent have implication in the quantification and measurement of joint disease such as Arthritis. We have been approached by parties associated with pharmaceutical drug discovery and are exploring options to leverage our software and our intellectual properties in this area for a possible joint venture or other business relationship designed to couple our technology with new drugs being introduced in the arthritis area. This could lead to new products as well as new distribution channels and revenue streams. However, there can be no guarantee at this time that such a relationship can be made or that it would be successful.

In May 2008, the Company entered into an agreement with OSI Optoelectonic Systems, a unit of OSI Systems Inc. (“OSI”) whereby the Company would market a bone densitometer manufactured by OSI and based on a peripheral dual energy absorption technology (pDXA). Under the agreement the Company purchases the pDXA products at an agreed transfer price based on forecasted quantities and is free to set a retail price of the units to achieve a target margin. The agreement covers US, Canada and other NAFTA countries. The Company announced the availability of this pDXA bone densitometer under its OsteoCare product brand. This product was introduced on to provide a point-of-care targeted bone densitometer.

Market research done by the Company has suggested OsteoCare can play a role in primary care settings because it: 1) provides a self-contained source of x-rays 2) is based on DXA technology which at this time, enjoys greater acceptance in the primary care field 3) is fully automated and can provide results with minimal physician training or supervision 4) enjoys wide reimbursement from both private insurers and Medicare 5) has a small physical footprint and good ergonomics and 6) can be placed on the market for a total price point well under $15,000, which according to our market research is a key ceiling in order to enable return on investment for an average physician practice. The Company has targeted primary care physicians in the US.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2008 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2007.

Total revenues for the quarter were $539,000 compared with $588,000 for the same quarter in 2007. The decrease was due to a decrease in our ECG Product and supplies and in our ECG services revenue business lines, offset by an increase in our Skeletal Health product line.

ECG services revenue, which consists of ECG processing, equipment rental, over-reads and maintenance, during the first quarter of fiscal 2009, decreased by 10.4% to $432,000 from $482,000 for the same period in fiscal 2008 due to lower ECG processing and over-reads volumes at certain Department of Corrections sites due to cost reduction measures in response to certain State budget cuts, partially offset by a higher number of overall sites under contract.

Skeletal Health products (OsteoGram and OsteoCare) revenue for the first quarter of fiscal 2009 increased by 45.7% to $67,000 from $46,000 for the same period in fiscal 2008, due to expansion of sales in China as a result of regulatory clearances in China by the Chinese State Food and Drug Administration.

ECG product and supplies sales, (one time sales of equipment and supplies relating to our ECG services) revenue for the first quarter of fiscal 2009 decreased by 33.3% to $40,000 from $60,000 for the same period in fiscal 2008, due to some State Department of Corrections delaying certain capital purchases due to the global economic downturn and its impact on some state budgets.

Costs of services of ECG for the first quarter of fiscal 2009 decreased by 7.7% to $192,000 from $208,000 for the same period in fiscal 2008, due to lower volume of over-read processing and resulting smaller variable costs from the cardiologists who provide such services.

Cost of goods sold of ECG for the first quarter of fiscal 2009 decreased by 33.3% to $28,000 from $42,000 for the same period in fiscal 2008, in proportion with the decrease in ECG product sales mentioned above.

Cost of goods sold for OsteoGram for the first quarter of fiscal 2009 decreased by 100% to $0 from $2,000 for the same period in fiscal 2008, due to a purchase of special packing labels that were required by our OEM partners for regulatory purposes in fiscal 2008 and no longer required for fiscal 2009.

Selling expenses for the first quarter of fiscal 2009 decreased by 12.1% to $102,000 from $116,000 for the same period in fiscal 2008,  due to cost cutting by the Company, and the effect of the re-alignment and cost reductions associated with certain non performing products, specifically in connection with the OsteoGram.

General and administrative expenses for the first quarter of fiscal 2009 decreased by 44.1% to $275,000 from $492,000 for the same period in fiscal 2008. The decrease was due to the continued cost cutting by the company including  19% related to the discontinued board fees of four members who resigned pursuant to the terms of the Board Agreement and Boston Avenue Capital, LLC on February 15, 2008,  20% related to reduction in consulting services, 19% related to the effect of expensing the stock options under SFAS 123R, and 33% related to reduction in professional fees.

Research and development costs for the first quarter of fiscal 2009 decreased by 75.5% to $27,000 from $110,000 for the same period in fiscal 2008 due to the effect of cost reduction stemming from the re-alignment of R&D priorities and the completion of certain product development efforts.

Due to the effect of expensing employee stock options under SFAS 123R starting in October 2006, during the three months ended December 31, 2008 and 2007, the non-cash stock-based compensation charge included in the expenses above was $32,000 and $78,000, respectively.

Interest and dividend income for the first quarter of fiscal 2009 decreased by 95.2% to $1,000 from $21,000 for the same period in fiscal 2008, due to sales of certain marketable securities that earned interest and dividends but may be subject to volatility. The Company invested the proceeds of these marketable securities in mutual funds in accordance to its investment policy.

Interest expense for the first quarter of fiscal 2009 increased by 400% to $20,000 from $4,000 for the same period in fiscal 2008, due to $5,000 in increased in financing related to the purchase of ECG and OsteoMeter equipment and $10,000 in interest accrued on the $4M Revolving Line of Credit pursuant to the “Credit Agreement”.

Net loss for the first quarter of fiscal 2009 decreased by 67.8% to $142,000 from $441,000 for the same period in fiscal 2008, due to a continued overall cost cutting initiative implemented.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had $230,000 in cash and marketable securities, as compared to a balance of $406,000 at September 30, 2008, a net decrease of $176,000. This decrease was due to loss in operations. The Company has made significant progress towards reducing its cash burn during the first quarter of 2009 where we used $148,000 of cash for operating activities compared to $429,000 for the same period in fiscal 2008. This was accomplished due to a continued overall cost cutting initiatives and our efforts around higher margin portions of our business. The Company is continually assessing the performance of its product lines and business units and may engage in further cost-cutting measures as well as other possible strategic transactions involving third parties for any non-performing product line, with a goal to achieve cash flow positive status as soon as possible.

A portion of the Company’s available capital is currently invested in money market accounts. As of December 31, 2008, the Company’s investments in marketable securities were valued at $138,000.

The purchase of property, plant, and equipment paid in cash for the three months ended December 31, 2008 and 2007 was $3,000 and $37,000, respectively.

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

CAPITAL COMMITMENTS

Our primary capital resource commitments at December 31, 2008 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals, OsteoMeter machines and for our corporate office facility. On March 1, 2008, the Company entered into an agreement with L.A.T. Investment Corporation for the lease of the corporate office. Under the new lease, the Company moved the corporate offices, computer center and warehouse facilities from its prior 9,496 square feet in the building's 12th floor to new space consisting of 10,949 square feet on the building's third floor.  The lease term is five years, with an option for the Company to renew for an additional five-year term.  Monthly rent under the new lease is $13,686 during the first year, with 3% annual increases, plus certain operating expenses.

Effective June 1, 2007, we appointed Maurizio Vecchione to the position of Interim Chief Executive Officer.  We amended our Consulting Agreement with Synthetica (America), Ltd. to provide the services of Mr. Vecchione in this capacity for consideration of $15,000 per month and 170,000 warrants at $0.29 per share. One third of the warrants vested on June 7, 2007, one third vested at June 7, 2008 and one third will vest on June 7, 2009. These warrants will expire on June 7, 2017. Under the terms of the Amendment, Mr. Vecchione, while part-time, will spend sufficient time at the Company to discharge the duties needed of the CEO.

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

The Amended Credit Agreement provides a credit facility in an aggregate principal amount of up to $4 million.  Advances under the revolving line of credit shall bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the fifth business day of each January, April, July and October commencing after the first advance.  The Amended Credit Agreement provides that unused amounts up to the total commitment shall bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year.  BAC is not required to maintain a third party letter of credit in support of the Amended Credit Agreement. Borrower may, at any time, reduce the total amount of the Letter of Credit (as hereafter provided) by written notice to the Lender and the issuer thereof and no Commitment Interest or other fee or charge shall be due or payable by Borrower in respect of the amount by which the Letter of Credit is so reduced. The Amended Credit Agreement matures on December 31, 2010.

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

As of December 31, 2008, there was no draw made against the line of credit.

MATERIAL TRENDS AND UNCERTAINTIES

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

Our ECG business is very competitive and we rely significantly on certain contracts with individual state governments.  A number of such contracts are coming due for renewals and we are engaged in a competitive bidding process to win further contracts with those state governments. The loss of any one of these contracts could have a material adverse effect on our revenue.   Additionally, it is possible that competitive pressures may force us to lower our prices, which could adversely affect our overall revenues as well as our gross profits. Additionally many of our customers have responded to the current financial and economic crisis by reducing their volume of use to high-risk patients. If this trend should continue we might experience a downturn of our volume of business, which might not be offset by an increase of revenue from other sources.

We are also potentially vulnerable by fiscal and budget crisis on the part of the States that are our principal customers. The Company receives significant revenues form the States of California, Illinois, New York and Florida and any significant budget problems in those states could adversely affect us.

If our revenues should be impacted materially by some of these negative trends, we might have to draw on our credit line or seek equity capital to meet short-term liquidity needs. Both of those events might be dilutive to our shareholders. Additionally we might not meet all the conditions and criteria to affect a drawdown on the credit facility or to be able to secure suitable equity funding from an investor. In such an event, the Company might be forced to significantly reduce its operations or abandon some or all of its activities.

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2008, our financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, we are exposed to market risk related to changes in market prices of our marketable securities.  The carrying values of our marketable securities are based on quoted market prices.  Market prices are subject to fluctuation and, consequently, the amount realized on a subsequent sale may differ significantly from the reported market value.  Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

As of December 31, 2008, we had approximately $230,000 of marketable securities, cash and cash equivalents, of which $138,000 was invested in mutual funds.

In response to the market volatility, on August 17, 2007, we implemented a new investment policy, which provides that our cash and marketable securities will, to the extent practicable, be invested   in U.S. treasury securities or mutual funds consisting solely of U.S. treasury securities.  In addition, at meetings held on August 17, 2007, our Board of Directors, on recommendation of the Audit Committee and Executive Committee, adopted a resolution to terminate the relationship with our previous investment manager and to transfer our investment portfolio to a new investment manager.  This new investment manager will be advising us on the handling of our marketable securities that have unrealized losses in order to minimize further losses and transition to compliance with our new investment policy.

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

Item 4T.

Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Principal Financial Officer, the effectiveness of design and operation of our disclosure controls and procedures as defined by Rule 13a-15 (e) under the Securities Exchange Act of 1934 (the “Exchange Act”) of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K.

NUMBER	DESCRIPTION OF EXHIBITS
3.7	Amendment to Bylaws dated February 15, 2008 (filed as Exhibit 3.7 to the Company’s Current Report on Form 8-K, filed on February 19, 2008 and incorporated herein by reference).
4.7

Amendment No. 2 to Rights Agreement, dated as of February 15, 2008, between the Company and Computershare as successor Rights Agent to U.S. Stock Transfer Corporation (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed on February 19, 2008 and incorporated herein by reference).

10.1	Amended Revolving Line of Credit Agreement dated December 16, 2008 (filed as Exhibit 10.26 on Form 8-K filed December 17, 2008 and incorporated herein by reference).
10.2	Letter Agreement dated January 7, 2009 between the Company and Mark Crockett respecting investment banking and financial advisory services.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUMED, INC.

Date: February 17, 2009	By:	/s/ MAURIZIO VECCHIONE
Maurizio Vecchione
Interim Chief Executive Officer

Date: February 17, 2009	By:	/s/ PHUONG DANG
Phuong Dang
Secretary, Controller and Principal Financial Officer