Form 10-Q
period 2009-03-31
COMPUMED INC
filed 2009-05-15
CIK 700998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
or

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2009 was 25,882,643.

COMPUMED, INC. AND SUBSIDIARIES

TABLE  OF  CONTENTS

Page

Part  I. Financial Information

Item 1.

Financial Statements.

1

Condensed Balance Sheets March 31, 2009 (Unaudited) and September 30, 2008

1

Statements Of Operations And Comprehensive Income(Unaudited)

3

Condensed Statements Of Cash Flows (Unaudited)

4

Notes To Condensed Financial Statements (Unaudited)

5

Item 2.

Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

14

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

24

Item 4T.

Controls And Procedures

25

Part II. Other Information

Item 1.

Legal Proceedings.

27

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds.

27

Item 3.

Defaults Upon Senior Securities.

27

Item 4.

Submission Of Matters To A Vote Of Security Holders.

27

Item 5.

Other Information.

27

Item 6.

 Exhibits And Reports On Form 8-K.

27

Signatures

28

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

BALANCE SHEETS
COMPUMED, INC.

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	162,000	269,000
Investments, at fair market value	111,000	137,000
Accounts receivable, less allowance of $18,000 at March 31, 2009 and $19,000 at September 30, 2008	316,000	282,000
Other receivables	––	5,000
Inventories	20,000	35,000
Prepaid expenses and other current assets	14,000	18,000
TOTAL CURRENT ASSETS	623,000	746,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,377,000	1,412,000
Furniture, fixtures and leasehold improvements	76,000	76,000
Equipment under capital leases	473,000	391,000
	1,926,000	1,879,000

Accumulated depreciation and amortization	(1,527,000)	(1,457,000)
TOTAL PROPERTY AND EQUIPMENT	399,000	422,000

OTHER ASSETS
Patents, net of accumulated amortization of $25,000 (March 2009) and $20,000 (September 2008)	121,000	124,000

Other assets	19,000	18,000
TOTAL OTHER ASSETS	140,000	142,000
TOTAL ASSETS	1,162,000	1,310,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	216,000	258,000
Accrued liabilities	122,000	158,000
Unearned revenue- ECG processing	2,000	2,000
Current portion of capital lease obligations	81,000	88,000
TOTAL CURRENT LIABILITIES	421,000	506,000

Capital lease obligations	115,000	91,000
TOTAL LIABILITIES	536,000	597,000

The accompanying notes are an integral part of these condensed financial statements.

BALANCE SHEETS CONTINUED
COMPUMED, INC.

	March 31,	September 30,
	2009	2008
	(Unaudited)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -
issued and outstanding - 8,400 shares	1,000	1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
issued and outstanding - 300 shares	––	––

Preferred Stock- Class D 2% convertible -	––	––
issued and outstanding - 4,167 shares

Common Stock, $0.01 par value - authorized 50,000,000 shares, issued and outstanding - 25,882,643 (March 2009) and 25,882,643 shares (September 2008)	260,000	260,000

Additional paid-in capital	36,418,000	36,363,000

Accumulated deficit	(36,053,000)	(35,911,000)
TOTAL STOCKHOLDERS' EQUITY	626,000	713,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,162,000	1,310,000

The accompanying notes are an integral part of these condensed financial statements.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME(UNAUDITED)
COMPUMED, INC.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
REVENUE FROM OPERATIONS
ECG services	458,000	493,000	890,000	975,000
ECG product and supplies sales	34,000	47,000	74,000	107,000
OsteoGram and OsteoCare sales and services	70,000	33,000	137,000	79,000
TOTAL REVENUE	562,000	573,000	1,101,000	1,161,000

OPERATING EXPENSES
Costs of ECG services	160,000	217,000	352,000	425,000
Cost of goods sold-ECG	19,000	23,000	47,000	65,000
Cost of goods sold - OsteoGram and OsteoCare(R)	1,000	2,000	1,000	4,000
Selling expenses	99,000	69,000	201,000	185,000
Research & development	9,000	107,000	36,000	217,000
General and administrative expenses	225,000	696,000	500,000	1,188,000
Depreciation and amortization	37,000	25,000	75,000	49,000
TOTAL OPERATING EXPENSES	550,000	1,139,000	1,212,000	2,133,000
OPERATING INCOME (LOSS)	12,000	(566,000)	(111,000)	(972,000)

Interest income and dividends	––	8,000	1,000	29,000
Realized gain on marketable securities	––	––	––	(52,000)
Interest expense	(12,000)	(10,000)	(32,000)	(14,000)
NET LOSS	––	(568,000)	(142,000)	(1,009,000)

OTHER COMPREHENSIVE INCOME
Unrealized gain/(loss) in marketable securities	––	1,000	––	(4,000)
Reclassification adjustment of marketable securities		––		52,000
TOTAL OTHER COMPREHENSIVE INCOME	––	1,000	––	48,000

TOTAL COMPREHENSIVE LOSS	––	(567,000)	(142,000)	(961,000)

NET LOSS PER SHARE (Basic and diluted)	(0.00)	(0.02)	(0.01)	(0.04)
Weighted average number of common
shares outstanding	25,882,643	25,252,724	25,882,643	25,093,435

The accompanying notes are an integral part of these condensed financial statements.

STATEMENTS OF CASH FLOWS
(UNAUDITED)
COMPUMED, INC.

	Six Months Ending March 31,
	2009	2008
OPERATING ACTIVITIES:
Net loss	(142,000)	(1,009,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain)/loss on marketable securities	––	52,000
Stock-based compensation	55,000	320,000
Depreciation and amortization	75,000	48,000
(Increase)/Decrease in accounts receivable	(29,000)	(60,000)
(Increase)/Decrease in inventory and prepaid expenses	19,000	(81,000)
Increase/(Decrease) in accounts payable and other liabilities	(55,000)	35,000
NET CASH USED IN OPERATING ACTIVITIES	(77,000)	(695,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	26,000	613,000
Purchase of marketable securities	––	(603,000)
Purchase of other asset	(3,000)	(32,000)
Purchase of property, plant and equipment	(1,000)	(50,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	22,000	(72,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	––	55,000
Payments on capital lease obligations	(52,000)	(32,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(52,000)	23,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(107,000)	(744,000)

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD	269,000	969,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	162,000	225,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	32,000	14,000
Disposal of fixed assets	2,000	––
Equipment acquired under capital lease and financing	47,000	68,000

The accompanying notes are an integral part of these condensed financial statements.

COMPUMED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Description of Business: CompuMed, Inc. (the Company) is a medical diagnostic product and services company focusing on the diagnosis, monitoring and management of several costly, high incidence diseases, particularly cardiovascular disease and osteoporosis. The Company's primary business is the centralized interpretation of electrocardiograms ("ECGs") and the development and marketing of its osteoporosis testing technology OsteoGram (R). The Company applies computing, medical imaging, telecommunications and networking technologies to provide medical professionals and patients with affordable, point-of-care solutions for disease risk assessment and decision support.

Liquidity and Capital Resources

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. For further information, refer to the financial statements for the year ended September 30, 2008 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business.  The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to reduce its operating losses and negative cash flows, and the ability to draw from our existing revolving line of credit or other sources of financing. However, the Company has made significant progress towards reducing its cash burn starting in the third quarter of fiscal 2008, which resulted in a break-even during the quarter ended March 31, 2009. The Company is continually assessing the performance of its product lines and business units and may engage in further cost-cutting measures as well as other possible strategic transactions involving third parties for any non-performing product line, with a goal to achieve cash flow positive status as soon as possible. The Company used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company has raised funds from 1997 through 2008 through stock issuances and proceeds from the exercise of certain stock options and warrants. The Company also raised funds through an Investment Agreement with Dutchess Private Equities Fund. This Investment Agreement expired March 25, 2007, and was not renewed. Currently, the Company has access to a $4M revolving line of credit pursuant to the “Amended Credit Agreement” entered in December 16, 2008.

The balance sheet at September 30, 2008 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company reached a break-even point for the three-month period ended March 31, 2009 and had a net loss of $142,000 for the six-month period ended March 31, 2009 and $1,009,000 for the same period in 2008. However, the Company has implemented a significant campaign of cost reductions and we anticipate that it will result in improved cash flows from operations.

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

On March 14, 2007, the Company closed a private placement of its securities to an institutional investor pursuant to the Securities Purchase Agreement.  The Company sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of the Company’s Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants at an exercise price of $0.30 per share.  Pursuant to the

Agreement, the Company issued all 4,167 shares of the authorized Class D Preferred Stock. Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of the Company’s common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of the Company’s common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of the Company’s common stock and may be lawfully paid in cash, the dividends will be paid in cash. We issued 121,775 shares of common stock to pay for dividends due March 12, 2008 and accrued the dividends due on March 12, 2009. We anticipate paying the 2009 dividend in shares of the Company’s common stock. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of the Company’s assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of the Company’s common stock or upon any other series of the Company’s Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of the Company’s assets will be deemed a liquidation event unless no assets are distributed in respect of any class of the Company’s capital stock in connection with, or as a result of, such merger or consolidation. The Class D Preferred Stock has the same voting rights as the Company’s common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for vote allowed a share of the Company’s common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of the Company’s common stock.

On February 15, 2008, the Company entered into a revolving line of credit agreement (the "Credit Agreement") between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the "Lender" or "BAC").  The Credit Agreement provided for a revolving line of credit facility in an aggregate principal amount of up to $4 million.  The revolving line of credit matures on December 31, 2017.  Advances under the revolving line of credit bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the fifth business day of each January, April, July and October, commencing on April 7, 2008.  The Credit Agreement also provided that unused amounts up to the total commitment bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year.  Under the Credit Agreement, the Lender provided the Company a letter of credit issued by JP Morgan Chase NA in an amount at all times equal to the amount of (i) $4,000,000 less (ii) the aggregate amount of advances then outstanding under the revolving line of credit.  Advances under the revolving line of credit were unsecured senior obligations of the Company.

The Credit Agreement contained customary representations and warranties of the Company.  Availability under the revolving line of credit was subject to certain conditions, including (i) certain covenants relating to the composition of the Board of Directors of the Company, (ii) that the members of the Board of Directors of the Company unanimously approved any advance, (iii) that there not be any undisclosed material liabilities at the time of an advance, and (iv) that the Lender shall have consented (in its sole discretion) in the event that an advance was requested and, at the time of the request for the advance,  the Company or any of its officers, directors, employees, shareholders or affiliates was a party to any pending legal proceedings related to the Company or its affiliates.

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

As of March 31, 2009, there has been no draws made against the revolving line of credit.

STOCK-BASED COMPENSATION

Effective October 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R, amortized on a straight-line basis over the options' vesting period.

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

There were no stock option grants during the six months ended March 31, 2009 and 2008.

A summary of the stock options activity and related information for the six months ended March 31 follows:

	2009
		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	8,748,248	0.30
Options exercised	––	––
Options granted	––	––
Options forfeited/canceled	(496,500)	0.48

Options outstanding, end of period	8,251,748	0.29
Options exercisable, end of period	7,115,086	0.29

The following summarizes information concerning stock options outstanding at March 31, 2009:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
		Remaining	Price		Price
	Shares	Contractual	of Shares	Shares	of Shares
Range of Exercise Prices	Outstanding	Life	Outstanding	Exercisable	Exercisable
$0.0000 - $0.4250	7,467,648	6.62	$0.26	6,330,986	$0.25
$0.4251 - $0.8500	774,100	2.73	$0.65	774,100	$0.65
$0.8501 - $1.2750	10,000	1.08	$0.95	10,000	$0.95
	8,251,748	6.25	$0.29	7,115,086	$0.29

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

Net loss	(142,000)
Less: preferred stock dividends	(2,000)
Net loss available to common stockholders	(144,000)

Net loss per common share (basic and diluted)	$(0.01)
Weighted average number of common shares outstanding	25,882,643

FAIR VALUE

Effective October 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). This standard establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities;

Level 2 - quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3 – unobservable inputs, such as discounted cash flow models or valuations.

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
Investments	$111,000	––	––	$111,000

For financial assets and liabilities, SFAS 157 was effective for the Company in the first fiscal quarter of 2009. As permitted by FSP-FAS 157-2, SFAS 157 is effective for non-financial assets and liabilities for the Company during the first fiscal quarter of 2010. Management continues to evaluate the potential impact of the adoption of SFAS 157 related to its non-financial assets and liabilities.

NEW ACCOUNTING PRONOUNCEMENT

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 was effective for the Company in the first fiscal quarter of 2009. The adoption of SFAS 159 did not have a material impact on the Company's financial statements.

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

NOTE B - OTHER AGREEMENTS

On March 14, 2007, the Company closed a private placement of its securities to an institutional investor pursuant to the Securities Purchase Agreement.  The Company sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of the Company’s Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share.  Pursuant to the Agreement, the Company issued all 4,167 shares of the authorized Class D Preferred Stock. Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of the Company’s common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of the Company’s common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of the Company’s common stock and may be lawfully paid in cash, the dividends will be paid in cash. We issued 121,775 shares of common stock to pay for dividends due March 12, 2008 and accrued the dividends due on March 12, 2009. We anticipate paying the 2009 dividend in shares of the Company’s common stock. While the Company expects that it will have sufficient shares of common stock authorized to pay the next scheduled dividend on the Class D Preferred Stock in shares of its common stock, the Company currently will not have sufficient authorized shares to continue to pay dividends in shares of common stock in the future unless and until the stockholders authorize additional shares. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of the Company’s assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of the Company’s common stock or upon any other series of the Company’s Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of the Company’s assets will deemed a liquidation event unless no assets are distributed in respect of any class of the Company’s capital stock in connection with, or as a result of, such merger or consolidation. The Class D Preferred Stock has the same voting rights as the Company’s common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for vote allowed a share of the Company’s common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of the Company’s common stock.

On June 7, 2007 we amended the contract with Synthetica (America), Ltd. to retain Mr. Maurizio Vecchione for the position of Interim Chief Executive Officer. Under the terms of this Amendment, Mr. Vecchione, while part-time, will spend sufficient time at the Company to discharge the duties needed of the CEO. Maurizio Vecchione is a Managing Partner of Synthetica Holdings, LLC, a private equity and venture fund, and the Chairman of Synthetica (America), Ltd., a management consultant previously retained to provide strategic advice to CompuMed.  Mr. Vecchione co-founded and joined Synthetica in September 2001.  He also serves as Chairman of The IDEAS Studio, a multimedia content company in the educational field and Chairman of Mobile Video Development Corporation, an early stage company in wireless video technology. As part of his duties at Synthetica he has held various executive positions with Synthetica client companies including from July 2004 to September 2006 Mr. Vecchione served as CEO of Trestle Holdings, Inc., a medical imaging company for digital pathology and a company for which he orchestrated a restructuring and the sale of its operating assets. From April 2003 to July 2004, Mr. Vecchione was President and CEO of Microwave Photonics, Inc., a wireless technology company based on technology acquired from British Telecommunications Plc. Prior to joining Synthetica he was the founder and co-CEO of imaging rendering company ModaCAD Inc. (later Styleclick, Inc.) and lead the company from 1983 through 2001, when he orchestrated its sale to USA Networks (now InterActiveCorp.).

On February 15, 2008, CompuMed, Inc., a Delaware corporation (the "Company"), entered into a revolving line of credit agreement (the "Credit Agreement") between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the "Lender" or "BAC"). The Credit Agreement provided for a revolving line of credit facility in an aggregate principal amount of up to $4 million. The revolving line of credit matures on December 31, 2017.  Advances under the revolving line of credit shall bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the fifth business day of each January, April, July and October, commencing on April 7, 2008.  The Credit Agreement also provided that unused amounts up to the total commitment shall bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year. Under the Credit Agreement the Lender provided the Company a letter of credit issued by JP Morgan Chase NA in an amount at all times equal to the amount of (i) $4,000,000 less (ii) the aggregate amount of advances then outstanding under the revolving line of credit. Advances under the revolving line of credit would be unsecured senior obligations of the Company.  The Company expected to use proceeds under the new revolving line of credit for general corporate purposes, including working capital and to fund new product joint ventures or potential acquisitions consistent with its business strategy.

The Credit Agreement contained customary representations and warranties of the Company.  Availability under the revolving line of credit was subject to certain conditions, including (i) certain covenants relating to the composition of the Board of Directors of the Company, (ii) that the members of the Board of Directors of the Company unanimously approved any advance, (iii) that there not be any undisclosed material liabilities at the time of an advance, and (iv) that the Lender shall have consented (in its sole discretion) in the event that an advance was requested and, at the time of the request for the advance,  the Company or any of its officers, directors, employees, shareholders or affiliates was a party to any pending legal proceedings related to the Company or its affiliates.

The revolving line of credit facility could be prepaid at any time in whole or in part without premium or penalty, other than payment of the 1% commitment interest on unused advances if the commitment is not terminated.

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

As of March 31, 2009 there has been  no draws made against the line of credit.

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

The Company also retained Vici Capital, a company owned by our Director Mark Crockett, for the period of January 7, 2009 through September 7, 2009, to provide certain investment banking and financial advisory services in connection with potential strategic transactions described in Exhibit 10.26 of the 10-Q filed February 17, 2009.

NOTE C- COMMITMENTS AND CONTINGENCIES

The Company has capital leases for machinery and equipment that expire in 2013. On March 1, 2008, the Company entered into a new lease with L.A..T. Investment. Under the new lease, the Company moved the corporate office and computer center from its prior 9,496 square feet on the building’s twelfth floor to the new space consisting of 10,949 square feet on the building’s third floor.  The lease term is five years with the option to renew for an additional five-year term. The monthly rent under the new lease is $13,686 for the first year, with a 3% increase in the ensuing lease years, plus certain operating expenses. The following is a summary, as of March 31, 2009, of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

	Capital Lease	Operating Leases
2009	63,000	77,000
2010	81,000	178,000
2011	55,000	176,000
2012	33,000	174,000
2013	12,000	71,000
	244,000	676,000
Less amount representing interest	48,000
Net minimum lease payment	196,000
Less current portion	81,000
Present value of net minimum payment, less current portion	115,000

During the six months ended March 31, 2009, the Company entered into a capital lease obligation for equipment at the cost of $69,000. This obligation bears an interest rate of 16.3%, is payable at $2,000 per month, and matures in November 2013. The range of interest rates on capital leases outstanding as of March 31, 2009 was 11.93% to 16.53%.

Rental expenses under operating leases for the six months ended March 31, 2009 and 2008 were $88,000 and $83,000, respectively.

The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. The total dividends accumulated in the quarter ended March 31, 2009 was $2,000 and the total cumulated dividends not declared at March 31, 2009 was $25,000.

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

OVERVIEW

We develop and market products and services that use advanced imaging and medical informatics to provide analysis and remote monitoring in connection with cardiovascular and musculoskeletal diseases.  We have specialized expertise and intellectual properties useful in telemonitoring, imaging and analysis designed to improve healthcare provider workflow and patient care, while reducing costs.

Telecardiology Services

CardioGram is a telemedicine application focused on telecardiology. We have been a supplier of telemedicine services for more than twenty years and have established one of the nation's largest telecommunications networks for processing electrocardiograms on a real time basis, providing ECG equipment and services to more than 1,000 locations throughout the U.S .. and performing tens of thousands telemedicine ECG interpretations annually. Using our customized electrocardiogram terminals, an electrocardiogram is acquired from a patient, electronically analyzed, transmitted to our central computers for over-reading and data archiving, and reports are sent back on the electrocardiogram terminal where the electrocardiogram trace and computer interpretation are printed- all within a few minutes. If necessary, we can provide an "over-read" by a cardiologist and return the results within a short time frame. We generally bill for this service on a per-use basis, as well as in some cases we rent or sell our ECG terminals and we sell a full range of electrocardiogram supplies including electrodes, recording paper, gel, and patient cables.

During the fiscal year 2008, we completed certain investments in expanding our telecardiology and telemedicine platform supporting our CardioGram products.  This expansion focused on continued upgrade of the quality of service associated with our response time and network capacity. We have upgraded many key software components in our servers to improve transmission times and quality of service.

The upgrades completed during fiscal year 2008 were also designed to support the expansion of our ECG services beyond the traditional markets of correctional facilities into broader telemedicine and electronic medical records (EMR) markets.  We continue to take steps to expand our EMR solution applied to telecardiology. We believe that adding such a solution could allow the Company to expand its telecardiology business to new customers.

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

We are currently engaging in discussions about possible joint ventures or other similar relationships with leaders in the EMR and other related sectors to synergize our telecardiology offering with their integrated EMR systems. We are also exploring whether such EMR offerings could be used by clinical research organizations in support of new drugs development as well as drug safety studies. While we believe that the Company could benefit from such an offering and are actively engaged in planning for such an EMR offering there are no guarantees that the Company will be able to launch such a product or that it will be successful in growing its business with it.

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

During the quarter, the Company identified a significant new opportunity to offer ECG over-read services for the pediatric care market. The Company launched its CardioGramKids program in January 2009.  The Company has partnered with the Department of Pediatrics at the University of Miami Miller School of Medicine to provide electrocardiogram (ECG) screening services to children and teenagers prior to prescribing or taking psychotropic medications, including stimulants as well as for pre-athletic screening. This relationship should allow CompuMed to offer remote interpretation of  ECGs on pediatric patients in this first-of-its-kind program to detect heart abnormalities prior to therapy. The need for such screening arises in response to the American Heart Association and other leading groups that have expressed concern regarding reports of sudden death in children and adolescents treated with stimulants and other psychotropic medications for conditions such as attention deficit hyperactivity disorder, commonly referred to as ADHD. Medical journals have also reported concerns regarding the appropriateness of such therapy without screening at risk patients. According to our market research there are about 300,000 specialists (pediatrics, primary care and psychiatry) in the U.S. likely to see patients who might need psychotropic drugs, including stimulants. According to a 2008 report in Child and Adolescent Psychiatry and Mental Health, approximately 6.7 percent of children in the U.S. are taking these medications for emotional and behavioral problems like ADHD. CompuMed’s CardioGramKids could enable physicians to screen the children in their care while at the same time offering doctors important protection from potential litigation. During the quarter the CardioGram Kids program was installed in a selected number of beta test facilities to fine-tune the performance and its operation. We expect to expand the program to a larger number of facilities in the subsequent quarters.

During the quarter, the Company began targeting occupational healthcare focusing on Fortune 50 companies with internal healthcare clinics for their employees. The Company believes it has improved its capabilities to the point that targeting this market could provide a significant growth opportunity. The Company is expecting to introduce specific service offerings in this market segment in the next few months.

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

Skeletal Health Products

The Company is active in the Skeletal Health market through two product lines: OsteoCare and OsteoGram.

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

OsteoGram continues to have limited acceptance at this time. In the US there is a tendency by the physician community to look at RA, the technology on which OsteoGram is based, as a lesser technology than DXA, the prevalent approach to bone densitometry. While this appears to be a “perception”, it has made sales, especially in the US, difficult.  In overseas markets the bias towards DXA is less pronounced and the Company has invested effort towards developing credible international channels and clearing the path towards a greater presence internationally. In order to overcome this perception, and to expand its ability to operate in international markets, the Company is seeking strategic alliances with one or more large third parties that could add large company resources to our OsteoGram marketing efforts and during the quarter has begun negotiations with multiple parties. It is too early to indicate the form and structure of such a relationship and there can be no guarantees that such a relationship can ultimately be found or executed.

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

Currently, the marketing plan for OsteoCare involves a physician education campaign which includes a briefing on the importance of screening patients with certain risk factors for Osteoporosis, available treatments courses, a specialist referral network for diagnosed at-risk patients, and a reimbursement guide for the doctor’s billing office to follow. During the launch of the new education campaign, OsteoCare has been made available to qualified physician’s offices on a free 45-day trial program. Under the trial the physician agrees to take in the unit for the trial period, establish a screening program for its at-risk patient population, bill patients and reimbursers according to our guidelines, and tabulate the results. At the end of the trial the doctor has the option to either buy the machine, lease or rent the machine or return it. To date this program has focused initially on California. The Company has reached out to the primary care community in California through a combination of efforts, including 1) direct sales 2) trade shows and physician’s meetings and, 3) telemarketing-. The Company is ranking these practices according to various criteria and placing trial units at their locations. The trial program has shown early evidence of success but it is too early to date to determine with certainty the ultimate success of the program.  We have created a significant pipeline of physician practices interested in participating in the trial program. We have also begun converting some of the early trial participants into customers, either on a lease, rental or sale basis. However, the Company has a limited pool of units it can offer for trial due to the cost of building such an inventory. As a result the Company is constantly re-evaluating its success metrics for this trial program and plans on reviewing its target inventory levels on a quarter-to-quarter basis. It is currently too early to tell how successful OsteoCare will be in the marketplace and the Company is taking a conservative approach to building its inventory to maximize its cash flow.

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

During the quarter, the OsteoMeter product received little acceptance in the marketplace, principally due to the effects of the current recession on imaging and capital equipment purchases. The Company is continuing its efforts in this segment of the market but has curtailed its purchases of inventory until the market shows evidence of growth.

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

RESULTS OF OPERATIONS FOR THE QUARTER AND THE SIX MONTHS ENDED MARCH 31, 2009 COMPARED TO THE SAME PERIOD OF FISCAL 2008.

Total revenues for the second quarter were $562,000 compared with $573,000 for the same quarter in 2008, and for the six months ended March 31, 2009 were $1,101,000 compared to $1,161,000 for the same period in 2008. The decrease was due to a decrease in our ECG product and supplies and in our ECG services revenue business lines, offset by an increase in our Skeletal Health product line.

ECG services revenue, which consists of ECG processing, equipment rental, over-reads and maintenance, during the second quarter of fiscal 2009, decreased by 7.1% to $458,000 from $493,000 for the same period in fiscal 2008 and for the six months ended March 31, 2009, decreased by 8.7% to $890,000 from $975,000 for the same period in fiscal 2008, due to lower ECG processing and over-reads volumes at certain Department of Corrections sites due to cost reduction measures in response to state budget cuts, partially offset by a higher number of overall sites under contract.

Skeletal Health products (OsteoGram and OsteoCare) revenue for the second quarter of fiscal 2009 increased by 112.1% to $70,000 from $33,000 for the same period in fiscal 2008, and for the six months ended March 31, 2009, increased by 73.4% to $137,000 from $79,000 for the same period in 2008, due to the expansion of sales in China after obtaining regulatory clearances from the Chinese State Food and Drug Administration.

ECG product and supplies sales revenue for the second quarter of fiscal 2009 decreased by 27.7% to $34,000 from $47,000 for the same period in fiscal 2008, and for the six months ended March 31, 2008, decreased by 30.8% to $74,000 from $107,000 for the same period in fiscal 2008, due to some State Department of Corrections delaying certain capital purchases due to the global economic downturn and its impact on some state budgets.

Both costs of services and cost of goods sold of ECG decreased in result of the decrease in ECG sales and services mentioned above. Cost of services of ECG for the second quarter decreased by 26.3% to $160,000 compared to $217,000 in fiscal 2008, and for the six months ended March 31, 2009, decreased by 17.2% to $352,000 compared to $425,000 in fiscal 2008. Cost of goods sold of ECG for the second quarter , decreased by 17.4 to $9,000 compared to $23,000 in fiscal 2008, and for the six months ended March 31, 2009, decreased by 27.7% to $47,000 compared to $65,000 in fiscal 2008.

Cost of goods sold for OsteoGram and OsteoCare for the second quarter of fiscal 2009 decreased by 50% to $1,000 from $2,000 for the same period in fiscal 2008, and for the six months ended March 31, 2009 decreased by 75.0% to $1,000 from $4,000 for the same period in fiscal 2008, due to a purchases of special packing labels that were required by our OEM partners for regulatory purposes in fiscal 2008 and no longer required for fiscal 2009.

Selling expenses for the second quarter of fiscal 2009 increased by 43.5% to $99,000 from $69,000 for the same period in fiscal 2008, and for the six months ended March 31, 2009, increased by 8.6% to $201,000 from $185,000 for the same period in fiscal 2008. In January 2009, the Company changed the commission structure of the OsteoGram to provide customers well dedicated and supported services at marginal cost. This change and the higher sales of the OsteoGram were the factors of this increase. .

General and administrative expenses for the second quarter of fiscal 2009 decreased by 67.7% to $225,000 from $696,000 for the same period in fiscal 2008, and for the six months ended March 31, 2009, decreased by 57.9% to $500,000 from $1,188,000 for the same period in fiscal 2008. The decrease was related to cost cutting measures and a one-time legal and stock-based compensation expenses pursuant to the Agreement entered with Boston Avenue Capital, LLC on February 15, 2008.

Research and development costs for the second quarter of fiscal 2009 decreased by 91.6% to $9,000 from $107,000 for the same period in fiscal 2008, and for the six months ended March 31, 2009, decreased by 83.4% to $36,000 from $217,000 for the same period in fiscal 2008, due to the effect of cost reductions stemming from the re-alignment of R&D priorities and the completion of certain product development efforts.

Due to the effect of expensing employee stock options under SFAS 123R starting in October 2006, during the six months ended March 31, 2009 and 2008, the non-cash stock-based compensation charge included in the expenses above was $55,000 and $319,000, respectively.

Interest and dividend income for the second quarter of fiscal 2009 decreased by 100% to $0 from $8,000 for the same period in fiscal 2008, and for the six months ended March 31, 2009, decreased by 96.6% to $1,000 from $29,000 for the same period in fiscal 2008, due to sales of certain marketable securities that earned interest and dividends. The Company invested the proceeds of these marketable securities in mutual funds in accordance with its investment policy.

Interest expense for the second quarter of fiscal 2009 increased by 20% to $12,000 from $10,000 for the same period in fiscal 2008, and for the six months ended March 31, 2009, increased by 128.6% to $32,000 from $14,000 for the same period in fiscal 2008, due to increased in financing related to the purchase of ECG and OsteoCare equipment; and interest accrued on the $4M Revolving Line of Credit pursuant to the “Credit Agreement”.

Net loss for the second quarter of fiscal 2009 decreased by 100% to $0 compared to $578,000 in fiscal 2008, and for the six months ended March 31, 2008, decreased by 85.9% to $142,000 compared to $1,009,000 in fiscal 2008, due to a continued overall cost cutting initiative implemented.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

OPERATIONS

At March 31, 2009, we had $273,000 in cash and marketable securities, as compared to a balance of $406,000 at September 30, 2008, a net decrease of $133,000. Commencing with the second quarter of fiscal 2008, the Company implemented a significant campaign of cost reductions and was able to continuously reduce the cash burn rate. As a result, the Company reached a break-even point in the second quarter of fiscal 2009.  The Company will continue to assess the performance of its product lines and business units and may engage in further cost-cutting measures as well as other possible strategic transactions involving third parties for any non-performing product line, with a goal to achieve cash flow positive status as soon as possible.

A portion of the Company’s available capital is currently invested in money market accounts. As of March 31, 2009, the Company’s investments in marketable securities were valued at $111,000.

Our net cash used in operating activities was $78,000 in 6 months 2009 compared to $695,000 in 6 months 2008. The decrease of $617,000 of cash used in operation was driven by an increase in accounts receivable attributable to the increase of OsteoGram sales and by paying off certain debt obligations.

The purchase of property, plant, and equipment paid in cash for the six months ended March 31, 2009 and 2008 was $1,000 and $50,000, respectively.

The Company anticipates that its cash flow from operations, available cash and marketable securities will be sufficient to meet its anticipated financial needs for at least the next 12 months assuming that no significant downturn in its business occurs. There can be no guarantee that the Company will achieve this result, however,  the Company may need to raise additional capital in the future or draw down on its available credit line. Such sources of financing might not be available on reasonable terms or at all. Failure to raise capital when needed could adversely impact the Company’s business, operating results and liquidity. If additional funds were raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to the Company’s common stock. The Company’s Common stock is currently quoted on the over-the-counter bulletin board, which will make it more difficult to raise funds through the issuance of equity securities. These additional sources of financing may not be available on acceptable terms, if at all. Additionally we are exploring joint ventures, acquisitions and other forms of strategic transactions, which might cause us to require additional capital. The Company plans to make use of its existing credit facility for such transactions. However there is no guarantee that the Company will be able to enter in such a transaction or that it would be at terms consistent with the available credit facility.

CAPITAL COMMITMENTS

Our primary capital resource commitments at March 31, 2009 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals, OsteoMeter machines and for our corporate office facility. On March 1, 2008, the Company entered into an agreement with L.A.T. Investment Corporation for the lease of the corporate office. Under the new lease, the Company moved the corporate offices, computer center and warehouse facilities from its prior 9,496 square feet on the building's 12th floor to new space consisting of 10,949 square feet on the building's third floor.  The lease term is five years, with an option for the Company to renew for an additional five-year term.  Monthly rent under the new lease is $13,686 during the first year, with 3% annual increases, plus certain operating expenses.

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

FINANCING ACTIVITIES

On March 14, 2007, we closed a private placement of our securities to an institutional investor pursuant to the Securities Purchase Agreement.  We sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of our Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share.  Pursuant to the Agreement, we issued all 4,167 shares of the authorized Class D Preferred Stock.   Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of common stock.  The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008.  Dividend payments to each holder will be made in shares of our common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of our common stock and may be lawfully paid in cash, the dividends will be paid in cash. We issued 121,775 shares of common stock to pay for dividends due March 12, 2008 and accrued the dividends due on March 12, 2009. We anticipate paying the 2009 dividend in shares of the Company’s common stock. While the Company expects that it will have sufficient shares of common stock authorized to pay the next scheduled dividend on the Class D Preferred Stock in shares of its common stock, the Company currently will not have sufficient authorized shares to continue to pay dividends in shares of common stock in the future unless and until the stockholders authorize additional shares. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of our assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of our common stock or upon any other series of our Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon.  In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of our assets will be deemed a liquidation event unless no assets are distributed in respect of any class of our capital stock in connection with, or as a result of, such merger or consolidation.

The Class D Preferred Stock has the same voting rights as our common stock except that each share of Class D Preferred Stock is entitled to 2,000 votes for vote allowed a share of common stock, however such amount will be proportionally adjusted in the event of a reverse or forward split of our common stock.

On February 15, 2008, CompuMed, Inc., a Delaware corporation (the "Company"), entered into a revolving line of credit agreement (the "Credit Agreement") between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the "Lender" or "BAC"). The Credit Agreement provided for a revolving line of credit facility in an aggregate principal amount of up to $4 million. The revolving line of credit matures on December 31, 2017.  Advances under the revolving line of credit shall bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the fifth business day of each January, April, July and October, commencing on April 7, 2008.  The Credit Agreement also provided that unused amounts up to the total commitment shall bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year.  Under the Credit Agreement, the Lender provided the Company a letter of credit issued by JP Morgan Chase NA in an amount at all times equal to the amount of (i) $4,000,000 less (ii) the aggregate amount of advances then outstanding under the revolving line of credit.  Advances under the revolving line of credit would be unsecured senior obligations of the Company. The Company expects to use proceeds under the new revolving line of credit for general corporate purposes, including working capital and to fund new product joint ventures or potential acquisitions consistent with its business strategy.

The Credit Agreement contained customary representations and warranties of the Company.  Availability under the revolving line of credit was subject to certain conditions, including (i) certain covenants relating to the composition of the Board of Directors of the Company, (ii) that the members of the Board of Directors of the Company unanimously approve any advance, (iii) that there not be any undisclosed material liabilities at the time of an advance, and (iv) that the Lender shall have consented (in its sole discretion) in the event that an advance was requested and, at the time of the request for the advance,  the Company or any of its officers, directors, employees, shareholders or affiliates was a party to any pending legal proceedings related to the Company or its affiliates.

The revolving line of credit facility could be prepaid at any time in whole or in part without premium or penalty, other than payment of the 1% commitment interest on unused advances if the commitment was not terminated.

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

Advances under the Amended Credit Agreement may be prepaid at any time in whole or in part without premium or penalty.  The Amended Credit Agreement also includes certain customary events of default including, but not limited to:  Failure to pay principal or interest when due (subject to grace period); any representation or warranty proving to have been materially incorrect when made or confirmed; failure to perform or observe covenants set for the in the Amended Credit Agreement; and bankruptcy and insolvency defaults.

On November 4, 2008, the Board of Directors of the Company approved the Amended Credit Agreement, with Mr. Chuck Gillman, the manager of BAC, abstaining.

As of March 31, 2009, there has been no draws made against the line of credit.

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

Our ECG business is very competitive and we rely significantly on certain contracts with individual state governments.  A number of such contracts are coming due for renewals and we are engaged in a competitive bidding process to win further contracts with those state governments. Although the company has historically been successful in obtaining contract renewals on terms similar to expiring contracts, the loss of any one of these contracts could have a material adverse effect on our revenue.  Additionally, it is possible that competitive pressures may force us to lower our prices, which could adversely affect our overall revenues as well as our gross profits. Additionally many of our customers have responded to the current financial and economic crisis by reducing their volume of use to high-risk patients. If this trend should continue we might experience a downturn of our volume of business, which might not be offset by an increase of revenue from other sources.

We are also potentially vulnerable by fiscal and budget crisis on the part of the States that are our principal customers. The Company receives significant revenues form the States of California, Illinois, New York and Florida and a loss of contract or any significant budget problems in those states could adversely affect us. Some of these States are up for renewal in 2009 and there can be no assurance that these contracts will be renewed or renewed at terms similar to those the Company enjoyed in the past. If such contract should be lost or materially changes, it could have a negative effect on the Company’s revenues.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2009, our financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, we are exposed to market risk related to changes in market prices of our marketable securities.  The carrying values of our marketable securities are based on quoted market prices.  Market prices are subject to fluctuation and, consequently, the amount realized on a subsequent sale may differ significantly from the reported market value.  Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

As of March 31, 2009, we had approximately $273,000 of marketable securities and cash and cash equivalents, of which $111,000 was invested in mutual funds.

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

ECG sales and services revenue is recognized in accordance with SAB 104 as the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) the product has been delivered or the services have been rendered, (3) the fee is fixed or determinable, and (4) collectability of the fee is reasonably assured.

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

OsteoGram software revenue is recognized in accordance with paragraph 8 of SOP 97-2 as the following criteria have been met: (1) persuasive evidence of an arrangement exits, (2) the software has been delivered, (3) the fee is fixed or determinable, and (4) collectability of the fee is probable. OsteoGram PCS revenue is recognized in accordance with paragraph 59 of SOP 97-2 as the following criteria have been met: (1) the PCS is part of the initial license (software) fee, (2) the PCS period is for one year, (3) the estimated cost of providing the PCS is immaterial, (4) we do not offer upgrades and enhancements during the PCS arrangement. Our policy is to accrue all estimated costs of providing the PCS services.

OsteoCare rental is recognized monthly over the terms of the customer rental agreement. This is in accordance to SAB 104 as the following criteria has been met: (1) persuasive evidence of an arrangement exists, (2) the product has been delivered or the services have been rendered, (3) the fee is fixed or determinable, and (4) collectability of the fee is reasonably assured.

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

Item 4T.

Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Principal Financial Officer, the effectiveness of design and operation of our disclosure controls and procedures, as defined by Rule 13a-15 (e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMPUMED, INC.

Date: May 15, 2009	By:	/s/ MAURIZIO VECCHIONE
Maurizio Vecchione
Interim Chief Executive Officer

Date: May 15, 2009	By:	/s/ PHUONG DANG
Phuong Dang
Secretary, Controller and Principal Financial Officer