Form 10-K/A
period 2008-09-30
COMPUMED INC
filed 2009-07-21
CIK 700998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB/A

(Amendment No. 2)

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

Explanatory Note

CompuMed, Inc. (the “Company”) filed its Annual Report on Form 10-KSB (the “Report”) for the year ended September 30, 2008 with the Securities and Exchange Commission on December 29, 2008 (the “Original Filing”). The Company filed Amendment No. 1 on Form 10-KSB/A on December 30, 2008 to include Exhibit 23.1, the consent of independent registered public accounting firm which had been inadvertently absent from the Orginal Filing. The purpose of this Amendment No. 2 on Form 10KSB/A (this “Amendment”) is:

i)

Under Item 6. Management’s Discussion and Analysis or Plan of Operations, Financial Condition, Liquidity and Capital Resources, to include the discussion of the underlying reasons for changes in working capital items that affect the Company operating cash flows.

ii)

To correct certification language and file officer certifications pursuant to Item 601(b)(31) of Regulation S-B.

In accordance with Rule 12b-15, this Amendment includes, as Exhibits 31.1, 31.2 and 32.1, the certifications required under Rule 131-14

No revisions have been made to the Company’s financial statements or any other disclosure contained in the Original Filing except as provided above.

In connection with the filing of this Amendment No. 2, the Report continues to speak as of the dates described therein, and we have not updated the disclosures contained in the Report to reflect any events that occurred subsequent to such dates. Accordingly, the Report should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to December 29, 2008, as information in such filings may update or supersede certain information contained in the Report.

This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, including Amendment No.1, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

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

22

ITEM 8A.    CONTROLS AND PROCEDURES

22

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

F-1

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

OPERATIONS

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

The Company has incurred recurring losses of $1,478,000 and $1,380,000 in fiscal years ended September 30, 2008 and 2007, respectively, resulting in aggregate losses of $2,858,000 over that two-year period. Eventhough the net loss and the cash used in operating activities in fiscal 2008 was greater than fiscal 2007, the cash burn has shown improvement, on a quarterly basis, since the beginning of fiscal year 2008, reflecting a net use of $429,000 in the first quarter, $266,000 in the second quarter, $74,000 in the third quarter and $83,000 in the fourth quarter. The improvement of the cash burn was the result of management realigning priorities of our product lines, re-evaluating the performing product lines versus non-performing where the cost cutting measures were implemented. Going forward, based on this trend, we anticipate a continued reduction of our cash burn, which will result in positive cash flow. The net loss before non- cash expenses (realized gain/loss on securities, loss on disposal of property and equipment, impairment loss on securities and stock based compensation) amounted to $862,000. Net cash used by operating activities amounted to $852,000. Significant components of the difference included a $25,000 decrease in accounts receivable, which was related to the recovery of certain past due accounts of fiscal 2007 and a $22,000 increase in accounts payable related to legal expenses and the implementation of Section 404 of the Sarbanes-Oxley Act 2002 (SOX 404). The remaining difference in working capital was related to changes in various current assets and liability balances.

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
Charles Gillman

COMPUMED, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CompuMed, Inc.
Los Angeles, California

We have audited the accompanying balance sheets of CompuMed, Inc. as of September 30, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuMed, Inc. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

COMPUMED, INC.

STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2008	2007
REVENUE
ECG services	1,880,000	1,824,000
ECG product and supplies sales	158,000	91,000
OsteoGram ® and Osteometer sales and services	115,000	301,000
	2,153,000	2,216,000
COSTS AND EXPENSES
Costs of ECG services	807,000	653,000
Cost of goods sold-ECG	99,000	64,000
Cost of goods sold - OsteoGram ® and Osteometer	4,000	1,000
Selling expenses	371,000	490,000
Research and development	421,000	413,000
General and administrative expenses	1,689,000	1,586,000
Depreciation and amortization	151,000	85,000
TOTAL OPERATING EXPENSES	3,542,000	3,292,000

OPERATING LOSS	(1,389,000)	(1,076,000)

Interest income and dividends	34,000	77,000
Impairment of investments	––	(379,000)
Realized gain (loss) on marketable securities	(70,000)	24,000
Interest expense	(53,000)	(26,000)
NET LOSS	(1,478,000)	(1,380,000)

Net loss per common share (basic and diluted)	(0.06)	(0.06)

Weighted average number of common shares outstanding	25,392,091	24,579,658

See notes to financial statements and report of Independent Registered Public Accounting Firm.

COMPUMED, INC.

STATEMENTS OF STOCKHOLDER'S EQUITY

					Other	Deferred stock
	Preferred Stock	Common Stock	Additional Paid in capital	Accumulated Deficit	Comp- Rehensive Income	Compensation	Total
Balances at September 30, 2006	1,000	243,000	33,618,000	(33,013,000)	2,000	(23,000)	828,000

Unrealized loss on marketable securities					(441,000)		(441,000)

Reclassification adjustment for permanently impaired investments					379,000		379,000

Reclassification of deferred compensation			(23,000)			23,000	—

Stock-based compensation			236,000				236,000

Issuance of common		4,000	110,000				114,000
stock to Dutchess

Issuance of preferred stock to Boston Avenue Capital LLC			1,866,000				1,866,000

Exercise of stock options		3,000	35,000				38,000

Net Loss	––	––	––	(1,380,000)	––	––	(1,380,000)
Balances at September 30, 2007	1,000	250,000	35,842,000	(34,393,000)	(60,000)	––	1,640,000

Unrealized loss on marketable securities					(10,000)		(10,000)

Reclassification of unrealized loss on marketable securities					70,000		70,000

Exercise of options		9,000	89,000				98,000

Issuance of common stock to pay dividends to Boston Avenue Capital LLC		1,000	39,000	(40,000)			––

Stock based compensation			393,000				393,000

Net Loss	––	––	––	(1,478,000)	––	––	(1,478,000)
Balances at September 30, 2008	1,000	260,000	36,363,000	(35,911,000)	––	––	713,000

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

During the year ended September 30, 2008, the Company entered into a capital lease obligation for equipment at the cost of $46,000. This obligation bears an average interest of 15.7 % and a monthly payment of $2,000 and matures in November 2011. The range of interest rates on capital leases outstanding as of September 30, 2008 were 11.93% to 15.77%.

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