Form 10-Q
period 2009-06-30
COMPUMED INC
filed 2009-08-14
CIK 700998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2009
or

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2009 was 25,882,643.

COMPUMED, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Part  I. Financial Information

Item 1.

Financial Statements.

1

Condensed Balance Sheets June 30, 2009 (Unaudited) and September 30, 2008

1

Statements Of Operations And Comprehensive Income (Unaudited)

2

Condensed Statements Of Cash Flows (Unaudited)

3

Notes To Condensed Financial Statements (Unaudited)

4

Item 2.

Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

11

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

20

Item 4T.

Controls And Procedures

22

Part II. Other Information

Item 1.

Legal Proceedings.

23

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds.

23

Item 3.

Defaults Upon Senior Securities.

23

Item 4.

Submission Of Matters To A Vote Of Security Holders.

23

Item 5.

Other Information.

23

Item 6.

 Exhibits And Reports On Form 8-K.

23

Signatures

24

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

BALANCE SHEETS
COMPUMED, INC.

	June 30, 2009	September 30, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	149,000	269,000
Investments, at fair market value	111,000	137,000
Accounts receivable, less allowance of $17,000 (June 2009) and $19,000 (September 2008)	246,000	282,000
Other receivables	—	5,000
Inventories	21,000	35,000
Prepaid expenses and other current assets	9,000	18,000
TOTAL CURRENT ASSETS	536,000	746,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,343,000	1,412,000
Furniture, fixtures and leasehold improvements	76,000	76,000
Equipment under capital leases	473,000	391,000
	1,892,000	1,879,000

Accumulated depreciation and amortization	(1,530,000)	(1,457,000)
TOTAL PROPERTY AND EQUIPMENT	362,000	422,000

OTHER ASSETS
Patents, net of accumulated amortization of $27,000 (June 2009) and $20,000 (September 2008)	128,000	124,000

Other assets	17,000	18,000
TOTAL OTHER ASSETS	145,000	142,000
TOTAL ASSETS	1,043,000	1,310,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	120,000	258,000
Accrued liabilities	116,000	158,000
Unearned revenue- ECG processing	2,000	2,000
Current portion of capital lease obligations	81,000	88,000
TOTAL CURRENT LIABILITIES	319,000	506,000

Capital lease obligations	124,000	91,000
TOTAL LIABILITIES	443,000	597,000

STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -issued and outstanding - 8,400 shares	1,000	1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -issued and outstanding - 300 shares	—	—

Preferred Stock- Class D 2% convertible - issued and outstanding - 4,167 shares

Common Stock, $0.01 par value - authorized 50,000,000 shares, issued and outstanding - 25,882,643 (March 2009) and 25,882,643 shares (September 2008)	260,000	260,000

Additional paid-in capital	36,441,000	36,363,000

Accumulated deficit	(36,102,000)	(35,911,000)
TOTAL STOCKHOLDERS' EQUITY	600,000	713,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,043,000	1,310,000

The accompanying notes are an integral part of these condensed financial statements.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

COMPUMED, INC.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
REVENUE FROM OPERATIONS
ECG services	446,000	457,000	1,336,000	1,432,000
ECG product and supplies sales	21,000	26,000	95,000	133,000
OsteoGram and OsteoCare sales and services	8,000	1,000	145,000	80,000
TOTAL REVENUE	475,000	484,000	1,576,000	1,645,000

OPERATING EXPENSES
Costs of ECG services	157,000	182,000	509,000	607,000
Cost of goods sold-ECG	15,000	18,000	62,000	83,000
Cost of goods sold - OsteoGram(R) and OsteoCare	—	—	1,000	4,000
Selling expenses	69,000	104,000	270,000	289,000
Research & development	4,000	76,000	40,000	293,000
General and administrative expenses	230,000	215,000	730,000	1,403,000
Depreciation and amortization	40,000	26,000	115,000	75,000
TOTAL OPERATING EXPENSES	515,000	621,000	1,727,000	2,754,000
OPERATING LOSS	(40,000)	(137,000)	(151,000)	(1,109,000)

Interest income and dividends	—	5,000	1,000	34,000
Realized gain on marketable securities	—	(4,000)	—	(56,000)
Interest expense	(9,000)	(7,000)	(41,000)	(21,000)
NET LOSS	(49,000)	(143,000)	(191,000)	(1,152,000)

OTHER COMPREHENSIVE INCOME
Unrealized gain/(loss) in marketable securities	—	1,000	—	(3,000)
Reclassification adjustment of marketable securities	—	4,000	—	56,000
TOTAL OTHER COMPREHENSIVE INCOME	—	5,000	—	53,000

TOTAL COMPREHENSIVE LOSS	(49,000)	(138,000)	(191,000)	(1,099,000)

NET LOSS PER SHARE (Basic and diluted)	(0.00)	(0.01)	(0.01)	(0.05)
Weighted average number of common shares outstanding	25,882,643	25,605,133	25,882,643	25,263,036

The accompanying notes are an integral part of these condensed financial statements.

STATEMENTS OF CASH FLOWS
(UNAUDITED)
COMPUMED, INC.

	Nine Months Ending June 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	(191,000)	(1,152,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on marketable securities	—	56,000
Stock-based compensation	78,000	360,000
Depreciation and amortization	115,000	75,000
(Increase)/Decrease in accounts receivable	41,000	50,000
(Increase)/Decrease in inventory and prepaid expenses	23,000	(124,000)
Increase/(Decrease) in accounts payable and other liabilities	(121,000)	(34,000)
NET CASH USED IN OPERATING ACTIVITIES	(55,000)	(769,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	26,000	709,000
Purchase of marketable securities	—	(606,000)
Purchase of other asset	(12,000)	(42,000)
Purchase of property, plant and equipment	(1,000)	(50,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	13,000	11,000

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	82,000
Payments on capital lease obligations	(78,000)	(51,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(78,000)	31,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(120,000)	(727,000)

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD	269,000	969,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	149,000	242,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	41,000	21,000
Disposal of fixed assets	35,000	—
Equipment acquired under capital lease and financing	47,000	68,000

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

Liquidity and Capital Resources

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009. For further information, refer to the financial statements for the year ended September 30, 2008 and the notes thereto included in the Company's Annual Report on Form 10-KSB.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business.  The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to reduce its operating losses and negative cash flows, and the ability to draw from our existing revolving line of credit or other sources of financing. However, the Company has made significant progress towards reducing its cash burn starting in the third quarter of fiscal 2008. The Company is continually assessing the performance of its product lines and business units and may engage in further cost-cutting measures as well as other possible strategic transactions involving third parties for any non-performing product line, with a goal to achieve cash flow positive status as soon as possible. The Company used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company has raised funds from 1997 through 2008 through stock issuances and proceeds from the exercise of certain stock options and warrants. The Company also raised funds through an Investment Agreement with Dutchess Private Equities Fund. This Investment Agreement expired March 25, 2007, and was not renewed. Currently, the Company has access to a $4M revolving line of credit pursuant to the “Amended Credit Agreement” entered in December 16, 2008.

The balance sheet at September 30, 2008 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company had a net loss of $191,000 for the nine-month period ended June 30, 2009 and $1,152,000 for the same period in 2008. However, the Company has implemented a significant campaign of cost reductions and we anticipate that it will result in improved cash flows from operations.

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

On December 16, 2008, the Company entered into an amended revolving line of credit agreement (the “Amended Credit Agreement”)  between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the “Lender” or “BAC”).  The Amended Credit Agreement amends the original credit agreement entered into between Borrower and Lender dated February 15, 2008 (the “Original Credit Agreement”), the terms of which have been disclosed in previous filings.

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

As of June 30, 2009, there has been  no draws made against the revolving line of credit.

CompuMed has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through the date the statements were available to be issued, which was August 12, 2009.

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

There were no stock option grants during the nine months ended June 30, 2009 and 2008.

A summary of the stock options activity and related information for the nine months ended June 30, 2009 is as followed:

	2009
	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	8,748,248	0.30
Options exercised	––	––
Options granted	––	––
Options forfeited/canceled	(496,500)	0.48

Options outstanding, end of period	8,251,748	0.29
Options exercisable, end of period	7,603,415	0.29

The following summarizes information concerning stock options outstanding at June 30, 2009:

Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Shares Outstanding	Shares Exercisable	Weighted- Average Exercise Price of Shares Exercisable
$0.0000 - $0.4250	7,467,648	6.37	$0.26	6,819,315	$0.25
$0.4251 - $0.8500	774,100	2.48	$0.65	774,100	$0.65
$0.8501 - $1.2750	10,000	0.84	$0.95	10,000	$0.95
	8,251,748	6.00	$0.29	7,603,415	$0.29

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

Net loss	(191,000)
Less: preferred stock dividends	(2,000)
Net loss available to common stockholders	(193,000)

Net loss per common share (basic and diluted)	$(0.01)
Weighted average number of common shares outstanding	25,882,643

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

The following is a listing of the Company’s assets and liabilities required to be measured at fair value on a recurring basis as of June 30, 2009:

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

NEW ACCOUNTING PRONOUNCEMENTS

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

On June 7, 2007 we amended the contract with Synthetica (America), Ltd. to retain Mr. Maurizio Vecchione for the position of Interim Chief Executive Officer. Under the terms of this Amendment, Mr. Vecchione, while part-time, will spend sufficient time at the Company to discharge the duties needed of the CEO. Maurizio Vecchione is a Managing Partner of Synthetica Holdings, LLC, a private equity and venture capital firm, and the Chairman of Synthetica (America), Ltd., a management consultant previously retained to provide strategic advice to CompuMed.  Mr. Vecchione co-founded and joined Synthetica in September 2001.  He also serves as Chairman of The IDEAS Studio, a multimedia content company in the educational field and Chairman of Mobile Video Development Corporation, an early stage company in wireless video technology. As part of his duties at Synthetica he has held various executive positions with Synthetica client companies including from July 2004 to September 2006 Mr. Vecchione served as CEO of Trestle Holdings, Inc., a medical imaging company for digital pathology and a company for which he orchestrated a restructuring and the sale of its operating assets. From April 2003 to July 2004, Mr. Vecchione was President and CEO of Microwave Photonics, Inc., a wireless technology company based on technology acquired from British Telecommunications Plc. Prior to joining Synthetica he was the founder and co-CEO of imaging rendering company ModaCAD Inc. (later Styleclick, Inc.) and lead the company from 1983 through 2001, when he orchestrated its sale to USA Networks (now InterActiveCorp.).

On December 16, 2008, the Company entered into an amended revolving line of credit agreement (the “Amended Credit Agreement”)  between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the “Lender” or “BAC”).  The Amended Credit Agreement amends the original credit agreement entered into between Borrower and Lender dated February 15, 2008 (the “Original Credit Agreement”), the terms of which have been disclosed in previous filings.

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

As of June 30, 2009 there has been no draws made against the line of credit.

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

NOTE C- COMMITMENTS AND CONTINGENCIES

The Company has capital leases for machinery and equipment that expire in 2013. On March 1, 2008, the Company entered into a new lease with L.A.T. Investment. Under the new lease, the Company moved the corporate office, computer center from its prior 9,496 square feet on the building’s twelfth floor to the new space consisting 10,949 square feet on the building’s third floor.  The lease term is five years with the option to renew for an additional five-year term. The monthly rent under the new lease is $13,686 for the first year, with 3% increase in the ensuing lease years, plus certain operating expenses. The following is a summary, as of June 30, 2009, of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

	Capital Lease	Operating Leases

2009	35,000	39,000
2010	93,000	178,000
2011	67,000	176,000
2012	45,000	174,000
2013	18,000	71,000
	258,000	638,000
Less amount representing interest	53,000
Net minimum lease payment	205,000
Less current portion	81,000
Present value of net minimum payment, less current portion	124,000

During the nine months ended June 30, 2009, the Company entered into capital lease obligations for equipment at the cost of $104,250. These obligations bear an average interest of 16.7%, is payable at $3,000 per month, and mature between July 2012 to August 2013. The range of interest rates on capital leases outstanding as of June 30, 2009 was 11.93% to 17.32%.

Rental expenses under operating leases for the nine months ended June 30, 2009 and 2008 were $131,000 and $127,000, respectively.

The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. The total dividends accumulated in the quarter ended June 30, 2009 was $2,000 and the total cumulated dividends not declared at June 30, 2009 was $25,000.

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

Telecardiology Services

CardioGram is a telemedicine application focused on telecardiology. We have been a supplier of telemedicine services for more than twenty years and have established one of the nation's largest telecommunications networks for processing electrocardiograms on a real time basis, providing ECG equipment and services to more than 1,000 locations throughout the U.S. and performing tens of thousands telemedicine ECG interpretations annually. Using our customized electrocardiogram terminals, an electrocardiogram is acquired from a patient, electronically analyzed, transmitted to our central computers for over-reading and data archiving, and reports are sent back on the electrocardiogram terminal where the electrocardiogram trace and computer interpretation are printed- all within a few minutes. If necessary, we can provide an “over-read” by a cardiologist and return the results within a short time frame. We generally bill for this service on a per-use basis, as well as in some cases we rent or sell our ECG terminals and we sell a full range of electrocardiogram supplies including electrodes, recording paper, gel, and patient cables.

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

During the quarter, the Company continued to negotiate with key customers about implementing EMR solutions based on its CompuBRIDGE™ future product line. Previously, the Company previewed the CompuBRIDGE telecardiology electronic medical records (EMR) solution.  CompuBRIDGE EMR is designed to capture and integrate electrocardiogram (ECG) results and over-reads into an existing EMR system. Integration does not require the practice to employ additional software, hardware or specialized servers. For facilities without a general EMR system, CompuMed expects to offer hosted solutions that provide access to ECG data via any Internet enabled computer. CompuMed expects to release its CompuBRIDGE EMR system after testing with beta customers. CompuBRIDGE EMR could provide users of CompuMed's telecardiology services with the ability to data mine patient records and electronically transfer those records to their own EMR systems, such as patient administrative systems, electronic practice management, laboratory information systems, dietary and pharmacy.While we believe that the Company could benefit from its EMR offering  and are actively engaged in planning for such an EMR offering there are no guarantees that the Company will be able to launch such a product or that it will be successful in growing its business with it.

Our transmission revenue is subject to volume volatility due to various factors, including State budget cycles and other customer usage factors. During the quarter, the Company experienced a continued trend from last quarter whereby some of our core State Department of Corrections customers responded to the global financial crises and its anticipated impact on State budgets by reducing the volume of ECG tests being performed. Some Departments of Corrections went from testing most inmates on receiving to limiting testing to those inmates with certain risk factors. This resulted in a reduction of volume of ECG readings and over-reads per average site from those customers. This reduction was partially offset by continued increases of overall number of sites under contract. The Company has responded to these trends by continuing certain cost reductions as well as continued focus on marketing and sales strategies designed to expand and differentiate our overall number of customers. Subsequent to the close of the quarter, we have seen some evidence that these negative trends have begun to reverse, both in terms of usage and volume, but it is too early to know if these trends will result in increase of revenues in subsequent periods.

As part of this strategy, we continue to target an expansion of our offering into new markets, including correctional markets at the County and local level, rural health markets, occupational health, the Federal Government, branches of the U.S. Military, the Veteran’s Administration, surgical centers, mental health centers. All of these sites potentially experience the situation of having to provide time-critical medical response to patients in the midst of a cardiac event without having access to trained cardiologists.  We believe, based on market data, that our CardioGram product could provide a solution that can elevate the quality of patient care at these institutions and reduce liabilities at these locations.

During the quarter, the Company begun to roll out its new ECG over-read services for the pediatric care market in the State of Florida, principally to pediatric practices participating into our initial “roll-out” program. Under the roll-out program, pediatric offices are sharing usage data with us so that we can use this information to fine tune our pediatric offering operations as well as build case studies for a greater market expansion. Subsequent to the end of the quarter, we introduced a consumer oriented educational campaign to help educate the media and parents about the need for proper screening of pediatric patients at risk. The Company has partnered with the Department of Pediatrics at the University of Miami Miller School of Medicine to provide electrocardiogram (ECG) screening services to children and teenagers prior to prescribing or taking psychotropic medications, including stimulants as well as for pre-athletic screening. This relationship should allow CompuMed to offer remote interpretation of  ECGs on pediatric patients in this first-of-its-kind program to detect heart abnormalities prior to therapy. The Company plans to expand this program beyond Florida but is targeting Florida based doctors during this initial phase of the program, leveraging the University of Miami’s regional reach. The need for such screening arises in response to the American Heart Association and other leading groups that have expressed concern regarding reports of sudden death in children and adolescents treated with stimulants and other psychotropic medications for conditions such as attention deficit hyperactivity disorder, commonly referred to as ADHD. Recently, this need was re-affirmed by the US Food and Drug Administration in a safety warning that referenced a possible association between the use of stimulant medications for attention deficit hyperactivity disorder, known as ADHD, and sudden cardiac death in healthy children. It referenced a study just published in the American Journal of

Psychiatry. The FDA also warned parents that they should not stop a child's stimulant medication based on the study. Medical journals have also reported concerns regarding the appropriateness of such therapy without screening at risk patients. According to our market research there are about 300,000 specialists (pediatrics, primary care and psychiatry) in the U.S. likely to see patients who might need psychotropic drugs, including stimulants. According to a 2008 report in Child and Adolescent Psychiatry and Mental Health, approximately 6.7 percent of children in the U.S. are taking these medications for emotional and behavioral problems like ADHD. CompuMed’s CardioGramKids could enable physicians to screen the children in their care while at the same time offering doctors important protection from potential litigation. During the quarter the CardioGram Kids program was installed in a selected number of beta test facilities to fine-tune the performance and its operation. We expect to expand the program to a larger number of facilities in the subsequent quarters.

During the quarter, the Company began targeting occupational healthcare focusing on Fortune 50 companies with internal healthcare clinics for their employees. In May 2009, this effort resulted in a first of its kind agreement between the Company and a major Fortune 50 Company for the implementation of a cardiac safety ECG over-reading throughout that company’s employee health-care network. Under that agreement, CompuMed will supply ECG over-reads through its CardioGram telecardiology service to a large unit of the Fortune 50 company with a network of company-owned workplace clinics servicing more than 40,000 employees. The Company believes it has improved its capabilities to the point that targeting this market could provide a significant growth opportunity in the occupational health market. The Company is expecting to introduce specific service offerings in this market segment in the next few months.  While this program begun its roll-out and installation and training during the quarter, no significant revenue was recorded yet from this new contract during the quarter.

Significant effort was made during the quarter to re-negotiate and extend many of the Company’s key correctional contracts, many of which were due to expire in the months subsequent to the end of the quarter.  In July 2009, subsequent to the end of the quarter, the Company announced the result of that effort  when CompuMed announced it has been awarded a new contract with the New York Department of Correctional Services (NYDOCS). In addition, the Company extended its agreements to provide electrocardiogram (ECG) remote interpretation systems and over-read services for the GEO Group (NYSE: GEO), the Iowa Department of Corrections (IADOC) and the Nebraska Department of Correctional Services (NDCS). The NYDOCS awarded CompuMed a new multi-year contract to provide interpretative ECG services and cardiologist over-reads for approximately 60,000 detainees at 65 correctional facilities statewide. CompuMed has installed 94 state-of-the-art CardioGram 707 ECG systems at the NYDOCS facilities. Under the terms of the GEO Group extension, CompuMed will continue to provide remote cardiac screening and over-reads for detainees at 16 select GEO Group facilities. Based in Boca Raton, GEO Group is a world leader in privatized correctional and detention services management. CompuMed will continue to provide ECG services for IADOC's nine facilities, providing remote cardiac screening on an as-needed basis for more than 8,400 detainees. IADOC owns 10 of CompuMed's CardioGram systems. CompuMed will continue to provide ECG services and over-reads for detainees at five of the NDCS correctional facilities.

Despite the success to date of our contract renewal effort and our other market expansion strategies, we cannot offer assurance that any of these expansions or contract renewals will be successful in increasing our revenues or producing profits, or that our products will ultimately prove to be effective in new markets. There can be no assurances that the Company will succeed in keeping or expanding its contracts with its customers and that those customers will not reduce their use of the Company’s services in the future.

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

OsteoGram is gaining acceptance in China as a result of the regulatory approval by the Chinese State Food and Drug Administration, which was obtained in July 2008. According to China's most recent national census, about 100 million Chinese citizens suffer from the disease in various stages. Additionally in October 2008 one of the largest studies ever done in China on nearly 7,000 patients reaffirmed the accuracy and precision of the OsteoGrams.  During the quarter, the Company begun negotiating a new distribution contract in China.  There can be no assurance, however, that such new contracts and market acceptance will translate into revenue increases or expanded market share.

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

In May 2008, the Company entered into an agreement with OSI Optoelectronic Systems, a unit of OSI Systems Inc. (“OSI”) whereby the Company would market a bone densitometer manufactured by OSI and based on a peripheral dual energy absorption technology (pDXA). Under the agreement the Company purchases the pDXA products at an agreed transfer price based on forecasted quantities and is free to set a retail price of the units to achieve a target margin. The agreement covers US, Canada and other NAFTA countries. The Company announced the availability of this pDXA bone densitometer under its OsteoCare product brand. This product was introduced on to provide a point-of-care targeted bone densitometer.

Market research done by the Company has suggested OsteoCare could play a role in primary care settings because it: 1) provides a self-contained source of x-rays 2) is based on DXA technology which at this time, enjoys greater acceptance in the primary care field 3) is fully automated and can provide results with minimal physician training or supervision 4) enjoys wide reimbursement from both private insurers and Medicare 5) has a small physical footprint and good ergonomics and 6) can be placed on the market for a total price point well under $15,000, which according to our market research is a key ceiling in order to enable return on investment for an average physician practice. The Company has targeted primary care physicians in the US.

During the quarter, the Company has continued  marketing  OsteoCare through a physician education campaign which includes a briefing on the importance of screening patients with certain risk factors for Osteoporosis, available treatments courses, a specialist referral network for diagnosed at-risk patients, and a reimbursement guide for the doctor’s billing office to follow. As part of  the education campaign, OsteoCare has been made available to qualified physician’s offices on a free 45-day trial program. Under the trial the physician agrees to take in the unit for the trial period, establish a screening program for its at-risk patient population, bill patients and reimbursers according to our guidelines, and tabulate the results. At the end of the trial the doctor has the option to either buy the machine, lease or rent the machine or return it. The Company has reached out to the primary care community in California through a combination of efforts, including 1) direct sales 2) trade shows and physician’s meetings and, 3) telemarketing. The Company is ranking these practices according to various criteria and placing trial units at their locations. We have created a significant pipeline of physician practices interested in participating in the trial program. However, the Company has a limited pool of units it can offer for trial due to the cost of building such an inventory. As a result the Company is constantly re-evaluating its success metrics for this trial program and plans on reviewing its target inventory levels on a quarter-to-quarter basis. It is currently too early to tell how successful OsteoCare will be in the marketplace and the Company is taking a conservative approach to building its inventory to maximize its cash flow.

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

RESULTS OF OPERATIONS FOR THE QUARTER AND THE NINE MONTHS ENDED JUNE 30, 2009 COMPARED TO THE SAME PERIOD OF FISCAL 2008.

Total revenues for the third quarter were $475,000 compared with $484,000 for the same quarter in 2008, and for the nine months ended June 30, 2009 were $1,576,000 compared to $1,645,000 for the same period in 2008. The decrease was due to a decrease in our ECG product and supplies and in our ECG services revenue business lines, offset by an increase in our Skeletal Health product line.

ECG services revenue, which consists of ECG processing, equipment rental, over-reads and maintenance, during the third quarter of fiscal 2009, decreased by 2.4% to $446,000 from $457,000 for the same period in fiscal 2008 and for the nine months ended June 30, 2009, decreased by 6.7% to $1,336,000 from $1,432,000 for the same period in fiscal 2008, due to lower ECG processing and over-reads volumes at certain Department of Corrections sites because of cost reduction measures in response to state budget cuts during the current fiscal crisis affecting many State budgets, partially offset by a higher number of overall sites under contract.

Skeletal Health products (OsteoGram and OsteoCare) revenue for the third quarter of fiscal 2009 increased by 700.0% to $8,000 from $1,000 for the same period in fiscal 2008, and for the nine months ended June 30, 2009, increased by 81.3% to $145,000 from $80,000 for the same period in 2008, due to the expansion of sales in China after obtaining regulatory clearances from the Chinese State Food and Drug Administration.

ECG product and supplies sales revenue for the third quarter of fiscal 2009 decreased by 19.2% to $21,000 from $26,000 for the same period in fiscal 2008, and for the nine months ended June 30, 2008, decreased by 28.6% to $95,000 from $133,000 for the same period in fiscal 2008, due to some State Department of Corrections delaying certain capital purchases due to the global economic downturn and its impact on some state budgets.

Both costs of services and cost of goods sold of ECG decreased in result of the decrease in ECG sales and services mentioned above. Cost of services of ECG for the third quarter decreased by 13.7% to $157,000 compared to $182,000 in fiscal 2008, and for the nine months ended June 30, 2009, decreased by 16.1% to $509,000 compared to $607,000 in fiscal 2008. Cost of goods sold of ECG for the third quarter, decreased by 16.7% to $15,000 compared to $18,000 in fiscal 2008, and for the nine months ended June 30, 2009, decreased by 25.3% to $62,000 compared to $83,000 in fiscal 2008.

There was no cost of goods sold incurred in the third quarter of fiscal 2009 and fiscal 2008 for OsteoGram and OsteoCare. As for nine months ended June 30, 2009, it decreased by 75.0% to $1,000 from $4,000 for the same period in fiscal 2008, due to a purchase of special packing labels that were required by our OEM partners for regulatory purposes in fiscal 2008 and no longer required for fiscal 2009.

Selling expenses for the third quarter of fiscal 2009 decreased by 33.7% to $69,000 from $104,000 for the same period in fiscal 2008, and for the nine months ended June 30, 2009, decreased by 6.6% to $270,000 from $289,000 for the same period in fiscal 2008 due to elimination of certain marketing efforts in OsteoGram deemed not cost efficient.

General and administrative expenses for the third quarter of fiscal 2009 increased by 7.0% to $230,000 from $215,000 for the same period in fiscal 2008 due to legal fees related to prospective strategic and financing transactions. As for the nine months ended June 30, 2009, it was decreased by 48.0% to $730,000 from $1,403,000 for the same period in fiscal 2008, due principally to a one-time legal and stock-based compensation expenses pursuant to the Agreement entered with Boston Avenue Capital, LLC on February 15, 2008.

Research and development costs for the third quarter of fiscal 2009 decreased by 94.7% to $4,000 from $76,000 for the same period in fiscal 2008, and for the nine months ended June 30, 2009, decreased by 86.3% to $40,000 from $293,000 for the same period in fiscal 2008, due to the effect of cost reductions stemming from the re-alignment of R&D priorities and the completion of certain product development efforts.

Due to the effect of expensing employee stock options under SFAS 123R starting in October 2006, during the nine months ended June 30, 2009 and 2008, the non-cash stock-based compensation charge included in the expenses above was $78,000 and $360,000, respectively.

Interest and dividend income for the third quarter of fiscal 2009 decreased by 100% to $0 from $5,000 for the same period in fiscal 2008, and for the nine months ended June 30, 2009, decreased by 97.1% to $1,000 from $34,000 for the same period in fiscal 2008, due to sales of certain marketable securities that earned interest and dividends. The Company invested the proceeds of these marketable securities in mutual funds in accordance with its investment policy.

Interest expense for the third quarter of fiscal 2009 increased by 28.6% to $9,000 from $7,000 for the same period in fiscal 2008, and for the nine months ended June 30, 2009, increased by 95.2% to $41,000 from $21,000 for the same period in fiscal 2008, due to increased in financing related to the purchase of ECG and OsteoCare equipment; and interest accrued on the $4M Revolving Line of Credit pursuant to the “Credit Agreement”.

Net loss for the second quarter of fiscal 2009 decreased by 65.7% to $49,000 compared to $143,000 in fiscal 2008, and for the nine months ended June 30, 2009, decreased by 83.4% to $191,000 compared to $1,152,000 in fiscal 2008, due to a continued overall cost cutting initiatives implemented.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

OPERATIONS

At June 30, 2009, we had $260,000 in cash and marketable securities, as compared to a balance of $406,000 at September 30, 2008, a net decrease of $146,000. Commencing with the second quarter of fiscal 2008, the Company implemented a significant campaign of cost reductions and was able to reduce the cash burn rate. The Company will continue to assess the performance of its product lines and business units and may engage in further cost-cutting measures as well as other possible strategic transactions involving third parties for any non-performing product line, with a goal to achieve cash flow positive status as soon as possible.

A portion of the Company’s available capital is currently invested in money market accounts. As of June 30, 2009, the Company’s investments in marketable securities were valued at $111,000.

Our net cash used in operating activities was $55,000 in the nine months ended June 30, 2009 compared to $769,000 for the same period in 2008, a decrease of $714,000. Significant components of the difference included  a decrease of  the following: $282,000 in stock-based compensation due to a one-time accelerated vesting pursuant to BAC $4M Revolving Line of Credit Agreement, $147,000 in OsteoCare inventory due to customers renting the equipment, $9,000 in accounts receivable due to recovery of some past due accounts and $87,000 of accounts payable due to the continued cost cutting measures implemented since 2008.

The purchase of property, plant, and equipment paid in cash for the nine months ended June 30, 2009 and 2008 was $1,000 and $50,000, respectively.

The Company anticipates that its cash flow from operations, available cash and marketable securities will be sufficient to meet its anticipated financial needs for at least the next 12 months assuming that no significant downturn in its business occurs. There can be no guarantee that the Company will achieve this result, however, resulting in Company needing to raise additional capital in the future or draw down on its available credit line. Such sources of financing might not be available on reasonable terms or at all. Failure to raise capital when needed could adversely impact the Company’s business, operating results and liquidity. Additionally, the Company may find it desirable to raise additional equity capital to accelerate its strategic objectives. However there can be no guarantees that the Company will be able to do so or that such capital will be available. If additional funds were raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to the Company’s common stock. The Company’s Common stock is currently quoted on the over-the-counter bulletin board, which may make it more difficult to raise funds through the issuance of equity securities. These additional sources of financing may not be available on acceptable terms, if at all. Additionally we are exploring joint ventures, acquisitions and other forms of strategic transactions, which might cause us to require additional capital. The Company plans to make use of its existing credit facility for such transactions. However there is no guarantee that the Company will be able to enter in such a transaction or that it would be at terms consistent with the available credit facility.

CAPITAL COMMITMENTS

Our primary capital resource commitments at June 30, 2009 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals, OsteoMeter machines and for our corporate office facility. On March 1, 2008, the Company entered into an agreement with L.A.T. Investment Corporation for the lease of the corporate office. Under the new lease, the Company moved the corporate offices, computer center and warehouse facilities from its prior 9,496 square feet on the building's 12th floor to new space consisting of 10,949 square feet on the building's third floor.  The lease term is five years, with an option for the Company to renew for an additional five-year term.  Monthly rent under the new lease is $13,686 during the first year, with 3% annual increases, plus certain operating expenses.

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

On December 16, 2008, the Company entered into an amended revolving line of credit agreement (the “Amended Credit Agreement”) between the Company, as Borrower, and Boston Avenue Capital, LLC, an Oklahoma limited liability company, as Lender (the “Lender” or “BAC”).  The Amended Credit Agreement amends the original credit agreement entered into between Borrower and Lender dated February 15, 2008 (the “Original Credit Agreement”), the terms of which are disclosed in previous filings.

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

As of June 30, 2009, there has been no draws made against the line of credit.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2009, our financial instruments are not exposed to significant market risk due to foreign currency exchange risk or commodity price risk.  However, we are exposed to market risk related to changes in market prices of our marketable securities.  The carrying values of our marketable securities are based on quoted market prices.  Market prices are subject to fluctuation and, consequently, the amount realized on a subsequent sale may differ significantly from the reported market value.  Fluctuation in the market price of a security may result from perceived changes in the underlying economic characteristics of the issuer, the relative price of alternative investments and general market conditions. Furthermore, amounts realized in the sale of a particular security may be affected by the relative quantity of the security being sold.

As of June 30, 2009, we had approximately $260,000 of marketable securities and cash and cash equivalents, of which $111,000 was invested in mutual funds.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of trade accounts receivable, impairment of long-lived assets and deferred tax valuation allowance. We believe the following critical accounting policies require our more significant judgment and estimates used in the preparation of the financial statements:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMPUMED, INC.

Date: August 14, 2009	By:	/s/ MAURIZIO VECCHIONE
Maurizio Vecchione
Interim Chief Executive Officer

Date: August 14, 2009	By:	/s/ PHUONG DANG
Phuong Dang
Secretary, Controller and Principal Financial Officer