Form 10-K
period 2009-09-30
COMPUMED INC
filed 2009-12-29
CIK 700998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: September 30, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

COMPUMED, INC.

(Exact name of registrant as specified in its charter)

———————

DELAWARE	0-14210	95-2860434
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

5777 WEST CENTURY BLVD., SUITE 360, LOS ANGELES, CA 90045

(Address of Principal Executive Office) (Zip Code)

(310)  258 - 5000

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes	X	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit

and post such files).		Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	X	No

As of March 31, 2009, the issuer had 25,882,643 common shares outstanding. The aggregate market value of the common shares held by non-affiliates (25,486,869) of the issuer was approximately $4,842,505 based upon the average bid and asked prices on such date.

As of December 28, 2009, the issuer had 26,093,742 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COMPUMED, INC.

TABLE OF CONTENTS

PART I

ITEM 1.         DESCRIPTION OF BUSINESS

1

ITEM 1A.      RISK FACTORS

12

ITEM 1B.      UNRESOLVED STAFF COMMENTS

12

ITEM 2.         DESCRIPTION OF PROPERTY

13

ITEM 3.         LEGAL PROCEEDINGS

13

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND PURCHASE OF EQUITY SECURITIES

14

ITEM 6.         SELECTED FINANCIAL DATA

15

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

15

ITEM 8.         FINANCIAL STATEMENTS

23

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL MATTERS

23

ITEM 9A(T). CONTROLS AND PROCEDURES

23

ITEM 9B.       OTHER INFORMATION

24

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANACE

25

ITEM 11.       EXECUTIVE COMPENSATION

27

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

28

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

30

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

30

PART IV

ITEM 15.       EXHIBITS

31

SIGNATURES

33

i

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

GENERAL

CompuMed has created an electronic telemedicine infrastructure to link clinical cardio-vascular data collected at the patient’s point of care, such as 12-lead ECGs, provide computerized interpretation of the data and to transmit that data to cardiologists for over-read interpretations. Our key innovation in this area is the workflow technology being used to manage the inflow of data to its servers, and the routing of that data to a network of cardiologists who provide interpretations under contracts. Our services are available 7x24 and are designed to support general clinical workflows. We have specialized expertise and intellectual properties in electronic workflow, telemonitoring, imaging and analysis. Our services and products are designed to improve healthcare provider workflow and patient care, while reducing costs. We also develop imaging based diagnostic systems for the detection of certain musculoskeletal diseases such as Osteoporosis.

We are registered with the Food & Drug Administration, (FDA) and our medical devices including those used in our core products CardioGram™, OsteoGram® and OsteoCare™, are cleared by the FDA. Our products and services are reimbursable by Medicare and many private insurers.

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

SIGNIFICANT EVENTS FOR THE FISCAL YEAR AND EVENTS SUBSEQUENT TO THE CLOSE OF THE FISCAL YEAR

Telecardiology Services

CompuMed’s historical customer base for its telecardiology services has been the correctional healthcare segment. During 2009, we were able to leverage the significant investments to expand our telecardiology and telemedicine platform supporting our CardioGram into new market segments. While much of the revenue impact from some of these new markets remains ahead of us, we established key new initial customer relationships in significant new markets. These include, (i) a new Fortune 50 customer in the occupational healthcare segment of our market, which we are now using to build a case study for the use and clinical effectiveness of our telecardiology product in the occupational healthcare marketplace, (ii) the continued expansion into the rural health market and (iii) the launch of a new point-of-care initiative aimed at pediatric cardiovascular disease screening in Florida with the University of Miami. These activities have allowed the Company to develop its capabilities to deliver services in primary care settings in addition to the institutional settings that have formed our core business to date.

Frost and Sullivan, US ECG and Cardiac Monitoring Products and Services Markets, 2006, estimates the overall market size for ECG services in clinical care settings will exceed $1billion in 2010. Additionally trends towards telemedicine use in support of diagnosis and treatment of disease, including cardiovascular disease, appear to be accelerating due to recent push from the federal government, healthcare reform and cost reductions. We believe that we might be at a key strategic inflection point in the marketplace acceptance of our telemedicine services in the broader point of care clinical market, and believe we might have the opportunity to move the Company into a position of leadership in providing telecardiology services to primary care patients, including to patients directly at home. Currently our products have been used principally in institutional settings within certain niches, but some of our activities during the year in pediatrics, rural and occupational healthcare have allowed us to test both technology and reimbursements for this primary care targets.

Telemedicine and health information technology adoption are expected to be among the top 10 healthcare trends of the coming year, according to a report by PricewaterhouseCoopers, a top 10 Health Industry Issues in 2010: Squeezing The Juice Out Of Healthcare: December 2009.They forecast that the healthcare industry might rely on improved broadband connectivity and greater integration of healthcare technologies to further growth of the telemedicine market. Meanwhile, alternative care models could gain greater precedence over traditional in-office patient care. And, to qualify for federal incentives, more hospitals and healthcare providers will also embrace electronic health record systems. The No. 1 trend of 2010 is likely to be providers’ efforts to reduce healthcare costs, according to the report. PricewaterhouseCoopers also predicts there will be greater adaptation to new healthcare regulations, and fraud and abuse recovery.

These types of telemedicine technologies are also gaining in acceptance because they help reduce cost of healthcare. According to market research firm Parks Associates, the total digital home health market in the US could grow at an average annual rate of 36% and turn into a $2.1 billion industry in 2012. According to Parks, the rapid expansion of wellness monitoring programs and online patient-physician messaging services might partly drive this growth. In another study conducted by Penn, State University (C. Cruise, M Lee, Physical Medicine and Rehabilitation Clinics of North America, Volume 16, Issue 1, pages 267-284), remote home health monitoring for a single group of diabetes patients cut costs for hospital care by 69%. A Veterans Administration study (Dibya Sarkar, “Broadband Could Be Health Boom For Seniors, Government Health IT, December 9, 2005) of remote monitoring of patients showed a 40% cut in emergency room visits and another study by the Kaufman Foundation (Better Health Care Together – Robert Litan, Vital Signs via Broadband: Remote health Monitoring transmits savings, enhances lives, October 2008) forecasted that 30% of all hospital, out-patient and drug expenses could be saved from remote monitoring for the chronically ill.

The Company responded to these trends by planning an aggressive move into primary care markets. During the months immediately subsequent the close of the fiscal year, we have been engaged in detailed business planning towards the market launch of consumer facing initiatives in calendar 2010 (eHealth initiative), which could include patient home monitoring and screening. We have also engaged into significant strategic discussion with possible joint venture partners that would accelerate and capitalize this market entry. We have not yet entered into any material joint ventures in this area, but the process of negotiation is on-going and we remain committed to including such strategic relationships as part of our market entry in the primary care markets. Partially to provide capitalization for the activities in support of its eHealth initiatives, and related joint ventures, the Company entered into an agreement with Bathgate Capital Partners, LLC to effect the private placement of up to 1,500,000 shares of the Company common stock at a price of $0.12 per share. The Company plans to close the private placement by January 31, 2010.

Our pediatric project in Florida has successfully validated our technology in primary care. We have also been able to experiment with our partners on the delivery of reimbursable procedures. Based on the experience in Florida, we are making plans to expand our pediatric effort to California and eventually nationwide. The American Academy of Pediatrics, (AAP) and the American Heart Association (AHA), based on findings from the Congenital Cardiac Defects Committee, issued a recommendation that children with certain risk factors should have selective screening through ECGs before being prescribed ADHD drugs due to potential adverse cardiac effects of psychotropic medications in children. The Company believes that, as a result of the recommendation, demand may grow for specialized pediatric cardiology over-reads of ECGs by pediatricians and mental health professionals. According to the AHA, there are more than 2.5 million children and teens in the US taking stimulants to control their ADHD.

Additionally, demand for this type of screening is growing from school settings engaged in athletics. According to Science Daily (2008 -- http://www.sciencedaily.com/releases/2008/07/080703203243.htm), one young competitive athlete dies every three days from an unrecognized cardiovascular disorder in the US. In the majority of cases, the athletes appear healthy and there is no previous clinical sign of heart problems. The clinical usefulness of pre-screening programs to identify people at high risk has been hotly debated but consensus appears to be emerging that there should be some kind of pre-screening program involving electrocardiogram (ECG). We are currently negotiating with educational healthcare providers to begin running this type of screening as a natural extension of our pediatric program.

We cannot, however, offer assurance that any of these strategies, joint venture or market expansions will be successful in growing the business or that our products will ultimately prove to be effective in these new markets.

During the fiscal year the majority of our significant State correctional contracts came due for renewal. The Company succeeded to renew 100% of its contracts and in most cases was able to increase the number of facilities or patients under contract.

Our correctional customers responded to the fiscal pressures on their budget by eliminating wide screening of patients, and limiting use of our services to at-risk patients. This trend depressed revenue throughout the year, but was partially offset by the increase in overall customers under contracts.

We are currently providing ECG over-read services to 975 institutions, nationwide and have performed tests on over 75,000 patients totaling over 100,000 tests.

Skeletal Health Business

Market acceptance of this product has been limited by the fact that the OsteoGram software is a bolt-on to other Digital Radiology (DR) or equivalent systems. While such systems are normally present in large facilities, many of the smaller physician’s practices that appear most interested in providing bone density screening to their patients typically do not own such systems, or in many cases do not even own x-ray equipment. As a result, we have not been able to deploy OsteoGram for the point-of-care opportunity and OsteoGram is principally focused in OEM markets where DR technologies are present such as hospitals, surgery centers, larger orthopedic practices and imaging centers. Recognizing this, the Company has altered its marketing effort of the OsteoGram to focus on larger facilities with existing DR/CT systems, and is looking at its alternate product OsteoCare to address the point-of-care needs of the larger number of smaller physician practices.

OsteoGram continues to have limited acceptance at this time. In the US there is a tendency by the physician community to look at RA, the technology on which OsteoGram is based, as a lesser technology than DXA, the prevalent approach to bone densitometry. While this appears to be a “perception”, it has made sales, especially in the US, difficult. In overseas markets, the bias towards DXA is less pronounced and the Company has invested effort towards developing credible international channels and clearing the path towards a greater presence internationally. In order to overcome this perception, and to expand its ability to operate in international markets, the Company has been investigating strategic alliances with one or more large third parties that could add large company resources to our OsteoGram marketing efforts. It is too early to indicate the form and structure of such a relationship and there can be no guarantees that such a relationship can be found or executed. Additionally, the Company with its OEMs has worked aggressively to clear the product for sale in China. This effort resulted in the Chinese State Food & Drug Administration clearing the OsteoGram for sale in China on June 6, 2008.

While the Company continues to address a worldwide market for its skeletal health products. The Company has focused marketing effort in China where demand has been increasing. The Company believes that Osteoporosis affects more than 200 million people worldwide and is especially prevalent in China, where the traditional diet lacks calcium. According to China's most recent national census, about 100 million Chinese citizens suffer from the disease in various stages. During the fiscal year, a large scale study led and presented by renowned osteoporosis researcher Dr. Jianhua Wang at the recent 6th International Conference on Bone and Mineral Research in Hohhot, China specifically affirmed the precision and accuracy of CompuMed’s OsteoGram system for low cost osteoporosis screening. Dr. Wang's presentation titled "Study on Measurement of Phalangeal Bone Density by Radiographic Absorptiometry" presented extremely precise results when performing short-term repeated tests with CompuMed's OsteoGram system. In addition, the study outcome was highly correlated to China's popular osteoporosis normal database, confirming the high accuracy of OsteoGram. Radiographic absorptiometry (RA) is a technique for bone mass measurement from radiographs of peripheral sites, most commonly the hand or heel. This was one of the largest and most thorough studies ever performed to study the value of RA in measuring bone mineral density. We believe that the results further confirmed that the OsteoGram is an effective and efficient alternative to costly DXA systems.

In July 2008, CompuMed announced that the Company had received approval from China's State Food and Drug Administration (SFDA) to sell the OsteoGram system and therefore work with Chinese OEMs to penetrate the Chinese market for osteoporosis screening.

The Company has continued to grow the number of units placed in China, principally through its distribution partners in China. While encouraging as a trend, the volume of units is still small in comparison to the total market potentials. Recognizing the potential importance of certain overseas markets such as China, and the fact that the Company might need to expand its marketing and R&D effort in those markets beyond what it has the resources to accomplish alone, the Company is exploring entering into a joint venture or other strategic relationship with potential strategic partners to expand its international market reach. Currently the products are marketed in China through its master distributor, Rayco, a unit of Carestream Health.

The marketplace for OsteoCare in the US was negatively impacted by the refusal by some private insurance providers to reimburse physicians for peripheral testing. We are currently working with those physicians and those private reimbursers to reconsider those policies. However, there can be no assurances that those decisions will be reconsidered or that we will not have negative impact. Furthermore, the uncertainty associated with healthcare reform and continued cutting of reimbursements associated with imaging devices in general has affected the entire medical imaging business.

ELECTROCARDIOGRAM SERVICES

GENERAL

ECG and cardiac monitoring services are among the most powerful tools physicians have in diagnosing heart ailments. According to the Centers for Disease Control (CDC)/National Center for Health Statistics (NCHS), Centers for Disease Control and Prevention, National Center for Health Statistics, “Health, United States, 2008”, for persons born in the United States, the probability at birth that they will die of some form of cardiovascular disease (CVD) is 47 percent. As of 2007 in the United States, forms of CVD remain the number one cause of death for men and women alike, and the number three cause of death for children under the age of 15. Additionally, 3 to 4 people on average die every few minutes in the US from varying forms of CVD, equal approximately 2,600 US lives daily.

The term CVD includes several different types of cardiovascular disorders, including high blood pressure, stroke, and coronary heart disease, which include heart attacks (myocardial infarction). Congestive heart failure and congenital heart defects are also forms of CVD. Recent statistics published by the American Heart Association show that CVD affects approximately 64.4 million Americans. The financial burden for CVD was estimated at $368.4 billion in 2007, up from $351 billion in 2006, an increase of 5 percent in one year alone. Of this, $226.7 billion consisted of healthcare expenditures, with the remaining $141.7 billion attributed to indirect costs, such as lost productivity. With risk factors such as obesity, high cholesterol, and sedentary lifestyles steadily increasing, the prevalence of CVD, demand for ECG, and cardiac monitoring services is poised to increase.

The market for ECG and cardiac event monitoring includes resting ECG services, Stress ECG Services, Holter monitoring services, cardiac event monitoring services, and pacemaker monitoring services. Each aspect of this market plays an integral role in helping physicians reach accurate and timely diagnoses of various forms of CVD, and to help physicians monitor patient health after measures are taken to correct ailments. Currently CompuMed is addressing only the resting ECG segment but it is exploring entering additional modalities to widen its market. According to a Frost & Sullivan report (Frost & Sullivan, “North American home health care and disease management markets for remote patient monitoring”, June 2009), the total U.S. market for ECG and cardiac monitoring services was estimated at approximately $3.5 billion in 2007. Due to a decline in reimbursement rate for services in most segments, this overall market size is estimated at essentially the same point it was in 2005. Frost & Sullivan forecasts that, increasing demand for services in response to new technologies, increasing pacemaker implantation, aging population, and increased incidence of CVD should outpace the negative impact decreasing reimbursements are expected to have on the market going forward. In 2011, Frost & Sullivan expects the market to reach slightly above $3.7 billion, growing at an estimated CAGR of 2.3 percent over the period 2007 to 2011.

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

MARKETING - ELECTROCARDIOGRAM SERVICES

CompuMed’s historical customer base for its telecardiology services has been the correctional healthcare segment. During 2009, we were able to leverage the significant investments to expand our telecardiology and telemedicine platform supporting our CardioGram into new market segments. While much of the revenue impact from some of these new markets remains ahead of us, we established key new initial customer relationships in significant new markets. These include, (i) a new Fortune 50 customer in the occupational healthcare segment of our market, which we are now using to build a case study for the use and clinical effectiveness of our telecardiology product in the occupational healthcare marketplace, (ii) the continued expansion into the rural health market and (iii) the launch of a new point-of-care initiative aimed at pediatric cardiovascular disease screening in Florida with the University of Miami. These activities have allowed the Company to develop its capabilities to deliver services in primary care settings in addition to the institutional settings that have formed our core business to date.

Frost and Sullivan, US ECG and Cardiac Monitoring Products and Services Markets, 2006, estimates the overall market size for ECG services in clinical care settings will exceed $1 billion in 2010. Additionally trends towards telemedicine use in support of diagnosis and treatment of disease, including cardiovascular disease, appear to be accelerating due to recent push from the federal government, healthcare reform and cost reductions. We believe that we might be at a key strategic inflection point in the marketplace acceptance of our telemedicine services in the broader point of care clinical market, and believe we might have the opportunity to move the Company into a position of leadership in providing telecardiology services to primary care patients, including to patients directly at home. Currently our products have been used principally in institutional settings within certain niches, but some of our activities during the year in pediatrics, rural and occupational healthcare have allowed us to test both technology and reimbursements for this primary care targets.

Telemedicine and health information technology adoption are expected to be among the top 10 healthcare trends of the coming year, according to a report by PricewaterhouseCoopers, a top 10 Health Industry Issues in 2010: Squeezing The Juice Out Of Healthcare: December 2009.They forecast that the healthcare industry might rely on improved broadband connectivity and greater integration of healthcare technologies to further growth of the telemedicine market. Meanwhile, alternative care models could gain greater precedence over traditional in-office patient care. And, to qualify for federal incentives, more hospitals and healthcare providers will also embrace electronic health record systems. The No. 1 trend of 2010 is likely to be providers’ efforts to reduce healthcare costs, according to the report. PricewaterhouseCoopers also predicts there will be greater adaptation to new healthcare regulations, and fraud and abuse recovery.

These types of telemedicine technologies are also gaining in acceptance because they help reduce cost of healthcare. According to market research firm Parks Associates, the total digital home health market in the US could grow at an average annual rate of 36% and turn into a $2.1 billion industry in 2012. According to Parks, the rapid expansion of wellness monitoring programs and online patient-physician messaging services might partly drive this growth. In another study conducted by Penn, State University (C. Cruise, M Lee, Physical Medicine and Rehabilitation Clinics of North America, Volume 16, Issue 1, pages 267-284), remote home health monitoring for a single group of diabetes patients cut costs for hospital care by 69%. A Veterans Administration study (Dibya Sarkar, “Broadband Could Be Health Boom For Seniors”, Government Health IT, December 9, 2005) of remote monitoring of patients showed a 40% cut in emergency room visits and another study by the Kaufman Foundation (Better Health Care Together – Robert Litan, Vital Signs via Broadband: Remote health Monitoring transmits savings, enhances lives, October 2008) forecasted that 30% of all hospital, out-patient and drug expenses could be saved from remote monitoring for the chronically ill.

The Company responded to these trends by planning an aggressive move into primary care markets. During the months immediately subsequent the close of the fiscal year, we have been engaged in detailed business planning towards the market launch of consumer facing initiatives in calendar 2010 (eHealth initiative), which could include patient home monitoring and screening. We have also engaged into significant strategic discussion with possible joint venture partners that would accelerate and capitalize this market entry. We have not yet entered into any material joint ventures in this area, but the process of negotiation is on-going and we remain committed to including such strategic relationships as part of our market entry in the primary care markets.

Our pediatric project in Florida has successfully validated our technology in primary care. We have also been able to experiment with our partners on the delivery of reimbursable procedures. Based on the experience in Florida, we are making plans to expand our pediatric effort to California and eventually nationwide. The American Academy of

Pediatrics, (AAP) and the American Heart Association (AHA), based on findings from the Congenital Cardiac Defects Committee, issued a recommendation that children with certain risk factors should have selective screening through ECGs before being prescribed ADHD drugs due to potential adverse cardiac effects of psychotropic medications in children. The Company believes that, as a result of the recommendation, demand may grow for specialized pediatric cardiology over-reads of ECGs by pediatricians and mental health professionals. According to the AHA, there are more than 2.5 million children and teens in the US taking stimulants to control their ADHD.

Additionally, demand for this type of screening is growing from school settings engaged in athletics. According to Science Daily (2008 -- http://www.sciencedaily.com/releases/2008/07/080703203243.htm), one young competitive athlete dies every three days from an unrecognized cardiovascular disorder in the US. In the majority of cases, the athletes appear healthy and there is no previous clinical sign of heart problems. The clinical usefulness of pre-screening programs to identify people at high risk has been hotly debated but consensus appears to be emerging that there should be some kind of pre-screening program involving electrocardiogram (ECG). We are currently negotiating with educational healthcare providers to begin running this type of screening as a natural extension of our pediatric program.

We cannot, however, offer assurance that any of these strategies, joint venture or market expansions will be successful in growing the business or that our products will ultimately prove to be effective in these new markets.

During fiscal year 2009, the majority of our significant state correctional contracts came due for renewal. The Company succeeded to renew 100% of its contracts and in most cases was able to increase the number of facilities or patients under contract.

Our correctional customers responded to the fiscal pressures on their budget by eliminating wide screening of patients, and limiting use of our services to at-risk patients. This trend depressed revenue throughout the year, but was partially offset by the increase in overall customers under contracts.

We are currently providing ECG over-read services to 975 institutions, nationwide and have performed tests on over 75,000 patients totaling over 100,000 tests.

COMPETITION - ELECTROCARDIOGRAM SERVICES

We compete with multiple companies in the ECG services markets, some of which have considerably more experience and financial resources. Many of our competitors are regional in nature. Amongst national competitors we compete with Biomedical Systems, Inc., a clinical research organization which offers various monitoring and over-reads services including ECG and Holter monitoring.

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

OsteoGram continues to have limited acceptance at this time. In the US there is a tendency by the physician community to look at RA, the technology on which OsteoGram is based, as a lesser technology than DXA, the prevalent approach to bone densitometry. While this appears to be a “perception”, it has made sales, especially in the US, difficult. In overseas markets the bias towards DXA is less pronounced and the Company has invested effort towards developing credible international channels and clearing the path towards a greater presence internationally. In order to overcome this perception, and to expand its ability to operate in international markets, the Company has begun investigating strategic alliances with one or more large third parties that could add large company resources to our OsteoGram marketing efforts. It is too early to indicate the form and structure of such a relationship and there can be no guarantees that such a relationship can be found or executed. Additionally, the Company with its OEMs has worked aggressively to clear the product for sale in China. This effort resulted in the Chinese State Food & Drug Administration clearing the OsteoGram for sale in China on June 6, 2008.

We continue to believe a new market demand may also be developing from certain digital mammography providers interested in adding the OsteoGram as a complementary screening test on their own full field digital mammography equipments. We are pursuing strategies to align with market-leading partners and integrate our product into its digital mammography platform or mammography management/networking software. To date, however, these discussions have not resulted in new OEM relationships or materials sales. There can be no guarantees we will succeed in establishing such new alignments, relationships or sales. During the year, we installed prototypes at major hospitals and the dual use system is now in clinical use.

We have to date performed integration tests that have proven the technical feasibility of using the full field digital mammography machine as input to OsteoGram.One of our OEMs, FujiFilm Medical USA has begun installing the dual use machine at key hospital settings. Our progress in entering for the release of such a combined product is, however, hampered by market trends occurring in mammography industry. High volume imaging centers are reluctant to disrupt their workflow to provide a second test on the same machine, instead focusing on high volume mammography screens. While the Company believes that there would be advantages to medium sized organizations to provide both BMD and mammography testing on the same machine, the market for such product has yet to mature. The Company is exploring the option of joint ventures in this area to evangelize and possibly accelerate the market. There can be no assurances, however, that we will be successful in accomplishing such a linkage or in building such a business relationship with any such partners and that this strategy will be successful in the marketplace. Commercially launching such an integrated product may also involve obtaining further regulatory approvals, including possibly receiving an FDA 510(k) clearance, which we may not be able to obtain.

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

During the year, we also begun working directly with point-of-care sales organizations to market the OsteoGram. We entered into a distribution agreement with TI-BA Enterprises, one of the nation’s largest distributors of X-Ray systems to the clinical point-of-care market.

Based on an agreement signed in 2008 with OSI Systems, the Company has launched a further skeletal health diagnostic technology, initiative under the brand OsteoCare, targeting primary care physicians in the US.

The marketplace for OsteoCare during the year was however negatively impacted by the refusal by some private insurance providers to reimburse physicians for peripheral testing. We are currently working with those physicians and those private reimbursers to reconsider those policies. However, there can be no assurances that those decisions will be reconsidered or that we will not have negative impact by those policies. Furthermore, the uncertainty associated with healthcare reform and continued cutting of reimbursements associated with imaging devices in general has affected the entire medical imaging business.

Some of the installations for OsteoCare during the year are highly visible reference sites. These are generating valuable case studies that we can use to further promote the products. We placed an OsteoCare unit at the University of Pennsylvania Medical Center and are currently negotiating the expansion of that site to multiple units.

The Company is constantly re-evaluating its success metrics for the OsteoCare program and plans on reviewing its inventory available for trial on a quarter-to-quarter basis and based on its cash flow.

RESEARCH AND DEVELOPMENT

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

The Company has a number of other active applications under prosecution as well as multiple foreign applications of its US patents. The Company continues to pursue aggressively new patents, however, it has recently begun a review of pending applications that remain unissued. The Company might abandon, combine or restructure applications that might be proving to be too costly or time-consuming in relationship to their potential benefit or for which significant objections from the patent examiners makes the likelihood of final issuance unlikely. The Company is evaluating the foreign jurisdictions in which the patents were filed and chose not to prosecute in certain foreign jurisdictions that might be duplicative, (e.g. not prosecute in individual European countries if already covered by the European Patent Office application) due to their maintenance costs. In fiscal year 2008, the Company elected to abandon some of the applications relating to its DICOM Patent application for OsteoGram, which remained unissued due to significant objections by the patent examiners citing significant prior art. The Company believes that this decision is not material to its ability to protect its intellectual properties. As a result of this decision, the Company wrote off capitalized expenses incurred in connection with this patent.

The OsteoGram trademark has been our registered trademark since July 2, 2002. We filed and were awarded trademark protection for the OsteoClick, our remote, pay-per-use system utilizing the OsteoGram software positioned on a central server.

EMPLOYEES

As of September 30, 2009, we had 10 full-time and 1 part-time employees, in addition to our network of independent sales representatives and distributors. None of our employees are represented by a labor union and we have experienced no work stoppages. We consider our relations with our employees to be good. We also retain consultants from time to time when necessary. Independent cardiologists are retained for electrocardiogram "overreads" on a per-procedure basis.

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

ITEM 1A.

RISK FACTORS

Not applicable.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company's corporate office, computer center and warehouse facilities are located in an office building located at 5777 West Century Boulevard, Los Angeles, CA 90045. This 10,949 square feet facility is leased through February 2013 at a monthly rent of $13,686 for the first year, with a 3% increase in the ensuing lease years, plus certain operating expenses.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

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

Year Ending September 30, 2009
Quarter Ended:	Common Stock
	High	Low
December 31, 2008	$0.25	$0.12
March 31, 2009	$0.22	$0.13
June 30, 2009	$0.25	$0.12
September 30, 2009	$0.18	$0.09

Year Ending September 30, 2008
Quarter Ended:	Common Stock
	High	Low
December 31, 2007	$0.55	$0.45
March 31, 2008	$0.50	$0.28
June 30, 2008	$0.37	$0.21
September 30, 2008	$0.39	$0.22

As of September 30, 2009, there were approximately 479 record holders of our common stock, which does not include common stock held in "nominee" or "street" name.

DIVIDENDS

On March 14, 2007, we closed a private placement of our securities to an institutional investor pursuant to the Securities Purchase Agreement. We sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of our Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share. Pursuant to the Agreement, we issued all 4,167 shares of the authorized Class D Preferred Stock. Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of common stock. The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008. Dividend payments to each holder will be made in shares of our common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of our common stock and may be lawfully paid in cash, the dividends will be paid in cash. The Company issued a total of 332,274 shares of common stock in lieu of cash to pay for dividends due March 2008 and 2009. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of our assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of our common stock or upon any other series of our Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon. In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of our assets will be deemed a liquidation event unless no assets are distributed in respect of any class of our capital stock in connection with, or as a result of, such merger or consolidation.

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

Both the amount of options granted and to whom they are granted, is determined by the Board of Directors with the recommendation of the Compensation Committee, at their discretion. There are no specific criteria, performance formulas or measures applicable to the determination of the amount of options to be granted and to whom these options are to be granted.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the year ended September 30, 2009 to the same period in 2008. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements, including, without limitation, statements concerning our possible or assumed future results of operations. These statements are preceded by, followed by or include the words "believes," "could," "expects," "intends" "anticipates," or similar expressions. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons including, but not limited to, product and service demand and acceptance, changes in technology, ability to raise capital, the availability of appropriate acquisition candidates and/or business partnerships, economic conditions, the impact of competition and pricing, capacity and supply constraints or difficulties, government regulation and other risks described in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2009 AS COMPARED TO 2008

Total revenues for fiscal 2009 were $2,048,000 as compared to $2,153,000 in fiscal 2008, a decrease of 4.9%. This decrease was due to a decline in ECG sales and services offset by increase of the Osteocare product lines.

ECG services revenue, which consists of ECG processing, equipment rental, overread and maintenance, during fiscal 2009, decreased by 6.3% to $1,762,000 from $1,880,000 in fiscal 2008, due to lower ECG processing and over-reads volume at certain Department of Corrections sites in response to their state budget cuts, partially offset by an overall increase of sites under contracts.

ECG product and supplies sales decreased by 25.9% in fiscal 2009 to $117,000 from $158,000 in fiscal 2008, due to some State Department of Corrections delaying certain capital purchases to stay within their state budgets during the global economic downturn.

OsteoGram revenues increased by 47.0% in fiscal 2009 to $169,000 from $115,000 in fiscal 2008, due to continued growth of our sales activities in China.

Cost of ECG services decreased by 16.2% to $676,000 in fiscal 2009 compared to $807,000 in fiscal 2008 and cost of goods sold for ECG for fiscal 2009 decreased by 22.2% to $77,000 from $99,000 in fiscal 2008. Both of these costs decreased as a result of the decrease in ECG sales and services mentioned above.

Cost of goods sold for OsteoGram decreased by 75.0% during fiscal 2009 to $1,000 from $4,000 of fiscal 2008, due to the purchase of special packing labels that were required by our OEM partners for regulatory purposes in fiscal 2008 and no longer required for fiscal 2009.

Selling expenses decreased by 7.3% for fiscal 2009 to $344,000 from $371,000 of fiscal 2008. The decrease was partially due to a retroactive commission paid in fiscal 2008 and partially due to discontinued regulatory service and sales force related to the OsteoGram as cost containment measures.

General and administrative expenses in fiscal 2009 decreased by 43.3% to $957,000 from $1,689,000 due principally to continued implementation of cost reductions, increased efficiency of our operation stemming from improvement in systems and technologies made last year and a one-time legal and stock-based compensation expense pursuant to the Agreement entered with Boston Avenue Capital, LLC on February 15, 2008and due to an overall expense reduction in the Company.

Research and development costs for fiscal 2009 decreased by 89.8% to $43,000 from $421,000 in fiscal 2008 due to the effect of cost reductions stemming from the re-alignment of R&D priorities and the completion of certain product development efforts.

The Company recorded $96,000 and $393,000 of stock based compensation in fiscal years 2009 and 2008, respectively. The significant decrease in fiscal 2009 was due to the accelerated vesting of the stock options of the Board of Directors who resigned on February 15, 2008.

Interest income and dividends decreased by 97.1% to $1,000 in fiscal 2009 from $34,000 in fiscal 2008, due to the sell-off of certain marketable securities to comply with the Company’s investment policy and to fund our working capital.

Interest expense decreased for fiscal 2009 by 5.7% to $50,000 from $53,000 in fiscal 2008, mostly due to pay-off on certain capital lease obligations.

The Company’s net loss decreased by 82.9% to $253,000 in fiscal 2009 from $1,478,000 in fiscal 2008. The decrease was due the cost cutting measures that the Company implemented starting in the first quarter of fiscal 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had approximately $208,000 in cash and marketable securities, as compared to a balance of $406,000 at September 30, 2008, a net decrease of $198,000 or 48.8%, due to loss in operations and investment in capital assets.

During fiscal year 2009, purchases of property and equipment decreased to $2,000 from $179,000 for fiscal 2008. The decrease was due to delaying orders from certain State Departments of Corrections in response to their budget cuts.

We have historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. We also have raised funds through the sale of common and preferred stock issuances and proceeds from the exercise of stock options and warrants. The proceeds from the exercise of stock options were $98,000 for fiscal 2008 and none in fiscal 2009.

In December 2009, the Company entered into an agreement with Bathgate Capital Partners, LLC to effect the private placement of up to 1,500,000 shares of the Company common stock at a price of $0.12 per share. The Company plans to close the private placement by January 31, 2010. The proceeds of the private placement will be used for working capital.

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

OPERATIONS

A portion of the Company’s available capital is currently invested in money market accounts. As of September 30, 2009, the Company’s investments in marketable securities were valued at $111,000.

The Company has incurred recurring losses of $253,000 and $1,478,000 in fiscal years ended September 30, 2009 and 2008, respectively, resulting in aggregate losses of $1,731,000 over that two-year period. The net loss before non-cash expenses (depreciation and amortization, loss on disposal of property and equipment and stock-based compensation) amounted to $3,000. The net cash used by operating activities amounted to $76,000. Significant components of the difference included a $6,000 increase in accounts receivable, which was related to the delayed payment from certain state department of corrections due to their budget crisis and an $88,000 decrease in accounts payable. This decrease was related to legal expenses incurred in connection to the process of a strategic transaction during fiscal 2008. The remaining difference in working capital was related to changes in various current assets and liability balances.

The Company anticipates that its cash flow from operations, available cash and marketable securities will be sufficient to meet its anticipated financial needs for at least the next 12 months assuming that no significant downturn in its business occurs. There can be no guarantee that the Company will achieve this result and the Company may need to raise additional capital in the future or draw down in its available credit line. Such sources of financing might not be available on reasonable terms or at all. Failure to raise capital needed could adversely impact the Company’s business, operating results and liquidity. If additional funds were raised through the issuance of equity securities, the percentage of ownership of existing stockholders would then be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to the Company’s common stock. The Company’s common stock is currently quoted on the over-the-counter bulletin board, which will make it more difficult to raise funds through the issuance of equity securities. These additional sources of financing may not be available on acceptable terms, if at all.

Our primary capital resource commitments at September 30, 2009 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals and for our corporate office facility.

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

FINANCING ACTIVITIES

On March 14, 2007, we closed a private placement of our securities with Boston Avenue Capital, LLC pursuant to the Securities Purchase Agreement. We sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of our Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share. Pursuant to the Agreement, we issued all 4,167 shares of the authorized Class D Preferred Stock. Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of common stock. The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008. Dividend payments to each holder will be made in shares of our common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of our common stock and may be lawfully paid in cash, the dividends will be paid in cash. The Company issued a total of 332,274 shares of common stock in lieu of cash to pay for dividends due March 2008 and 2009. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of our assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of our common stock or upon any other series of our Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon. In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of our assets will be deemed a liquidation event unless no assets are distributed in respect of any class of our capital stock in connection with, or as a result of, such merger or consolidation.

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

The Amended Credit Agreement provides a credit facility in an aggregate principal amount of up to $4 million. Advances under the revolving line of credit shall bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the firth business day of each January, April, July and October commencing after the first advance. The Amended Credit Agreement provides that unused amounts up to the total commitment shall bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year, if the letter of credit is held by a third party. In this Amended Credit Agreement, BAC provided the Company a promissory note in lieu of a third party letter of credit. This will eliminate the 1% interest bearing on the unused amount. The Amended Credit Agreement matures on December 31, 2010.

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

As of September 30, 2009, there was no draw made against the line of credit.

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

Our ECG business is very competitive and we rely significantly on certain contracts with individual state governments. While we successfully renewed all contracts in 2009 that came due for expiration, many customers reserve the rights to cancel such contract under a broad base of options. A loss of some of these contracts could be material for the Company. Additionally, it is possible that competitive pressures may force us to lower our prices, which could adversely effect our overall revenues as well as our gross profits. Additionally many of our customers have responded to the current financial and economic crisis by reducing their volume of use to high-risk patients. If this trend should continue we might experience a downturn of our volume of business, which might not be offset by an increase of revenue from other sources.

We are also potentially vulnerable by fiscal and budget crisis on the part of the States that are our principal customers. The Company receives significant revenues form the States of California, Illinois, New York and Florida and any significant budget problems in those states could adversely affect us.

Our services are regulated by both Federal and Sate regulators. Many policies relating to telemedicine regulatory and licensing oversight are evolving often on a state- by- state basis. We might be forced to change or cease offering certain services if some of the regulatory or licensing landscape changes. This could have a material effect on our business.

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

OFF-BALANCE SHEET ARRANGEMENTS

None

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates and judgments, particularly those related to the determination of the estimated recoverable amounts of trade accounts receivable, impairment of long-lived assets, deferred tax valuation allowance and valuation of stock options. We believe the following critical accounting policies require our more significant judgment and estimates used in the preparation of the financial statements.

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

We have a significant amount of property, equipment and intangible assets, including patents. In accordance with guidance issued by the Financial Accounting Standards Board ("FASB"), we review our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived and amortizable intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to the future operating cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their fair value.

ECG sales and services revenue is recognized in accordance with SAB 104 as the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) the product has been delivered or the services have been rendered, (3) the fee is fixed or determinable, and (4) collectibility of the fee is reasonably assured.

ECG services are comprised of ECG processing, over-read, rental and maintenance. ECG processing and over-read revenue is recognized monthly on a per-usage basis after the services are performed. Equipment rental and maintenance revenue is recognized monthly over the terms of the customer's agreement.

ECG product and supplies sales revenue is recognized upon shipment of the products and passage of title to the customer.

OsteoGram software revenue is recognized in accordance with guidance issued by the FASB as the following criteria have been met: (1) persuasive evidence of an arrangement exits, (2) the software has been delivered, (3) the fee is fixed or determinable, and (4) collectibility of the fee is probable. OsteoGram PCS revenue is recognized in accordance with guidance issued by the FASB as the following criteria have been met: (1) the PCS is part of the initial license (software) fee, (2) the PCS period is for one year, (3) the estimated cost of providing the PCS is immaterial, (4) we do not offer upgrades and enhancements during the PCS arrangement. Our policy is to accrue all estimated costs of providing the PCS services.

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

Commencing October 1, 2006, we implemented changes that the FASB issued related to the accounting for employee stock options, on a modified-prospective basis, to recognize share-based compensation for employee stock option awards in our statements of operations. We account for the issuance of stock, stock options and warrants for services based on the estimated fair value of options and warrants using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield. The amounts recorded in the financial statements for share-based expense could vary significantly based on the subjective assumptions used in the pricing model.

RECENT ACCOUNTING PRONOUNCEMENTS

On September 30, 2009, we adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (ASU). ASU’s will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our financial statements.

On July 1, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on our financial statements as management already followed a similar approach prior to the adoption of this new guidance.

On June 30, 2009, we adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on our financial statements.

On June 30, 2009, we adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is, that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on our financial statements.

On June 30, 2009, we adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on our financial statements.

The FASB issued guidance in December 2007 relating to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The Company will adopt this guidance effective October 1, 2009 and the impact on the financial statements will be dependent on future acquisitions.

The FASB issued guidance in April 2008 relaying to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The Company will adopt this guidance effective October 1, 2009. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

The FASB issued guidance in December 2007 that establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a non-controlling interest be included in the balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The Company will adopt this guidance effective October 1, 2009. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

Effective October 1, 2008, we guidance issued by the FASB that defines fair value, establishes a framework for measuring fair value in accordance with existing GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued guidance that delayed the effective date of these changes to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the Standard for these non-financial assets and liabilities and are currently evaluating the impact, if any, that the deferred provisions of the Standard will have on our financial statements. The adoption of this guidance did not have an impact on our financial position or results of operations.

In December 2008, the FASB issued guidance requiring public entities to provide additional disclosures about transfers of financial assets. It also requires public entities to provide additional disclosures about their involvement with VIEs. The Company will adopt this guidance effective October 1, 2009. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

ITEM 7A.

QUANTATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS

The financial statements are included as a separate section following the signature page to this Form 10-K.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and our Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

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

Management has made a comprehensive review, evaluation, and assessment of CompuMed’s internal control over financial reporting as of September 30, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2009, CompuMed’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of CompuMed’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by CompuMed’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the provision of only management’s report in this Annual Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.

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

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANACE

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information concerning our directors and executive officers as of September 30, 2009:

NAME	POSITION WITH COMPANY	YEAR BECAME DIRECTOR	AGE
Mark Stolper	Chairman of the Board	2008	38
Charles Gillman	Director	2008	39
Mark Crockett	Director	2008	44
Maurizio Vecchione	Interim CEO and President		48
Phuong Dang	Principal Financial Officer and Secretary		53

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

Maurizio Vecchione is a Managing Partner of Synthetica Holdings, LLC, a private equity fund, and the Chairman of Synthetica (America) Ltd., a turn-around consulting firm and a management consultant retained to provide strategic advice to CompuMed. Mr. Vecchione co-founded Synthetica in September 2001 and has been managing its effort since then. He also serves as Chairman of The IDEAS Studio, a multimedia content company in the educational field and Chairman of THWAPR, Inc. (Previously Mobile Video Developent, Corp), an early stage company in wireless video technology. Both firms are clients of Synthetica. From July 2004 to September 2006 Mr. Vecchione served as CEO of Trestle Holdings, Inc, a medical imaging company for digital pathology and a company for which he orchestrated a restructuring and the sale of its operating assets. Trestle was a client of Synthetica and Mr. Vecchione's executive role there was as part of the engagement with Synthetica. From April 2003 to July 2004 Mr. Vecchione was President and CEO of Microwave Photonics, a wireless technology company he spun out of

British Telecommunications. Microware Photonics was a client of Synthetica and Mr. Vecchione's executive role there was as part of the engagement with Synthetica. Prior to joining Microwave he was the founder and co-CEO of imaging rendering company ModaCAD (later Styleclick).

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

BOARD MEETINGS AND COMMITTEES

Our Board of Directors held a total of three meetings during the fiscal year ended September 30, 2009. All of our Directors attended each meeting.

AUDIT COMMITTEE

The Audit Committee is primarily responsible for approving the services performed by our independent auditors and reviewing reports of our external auditors regarding our accounting practices and systems of internal accounting controls. This Committee currently consists of Mr. Stolper and Mr. Crockett. The Audit Committee met three times during the fiscal year ended September 30, 2009. Mr. Stolper has been approved by our Board of Directors as the independent Audit Committee Financial Expert.

COMPENSATION COMMITTEE

The Compensation Committee reviews and approves our compensation policy and has assumed responsibility for administration of our Stock Option Plans. This Committee currently consists of Mr. Stolper and Crockett. The Compensation Committee met one time during the fiscal year ended September 30, 2009.

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

ITEM 11.

EXECUTIVE COMPENSATION

The following table shows for the fiscal year ended September 30, 2009 certain compensation information for our principal executive officer, principal financial officer. Other than our principal executive and principal financial officers serving during fiscal year 2009, we had no other reportable executive officers for the period.

SUMMARY COMPENSATION TABLE
Name and Principal	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)	Total ($)
Maurizio Vecchione	2009	$173,000	––	––	––	––	––	––	$173,000
Chief Executive Officer

Phuong Dang	2009	$125,000	$12,000	––	––	––	––	$2,000	$137,000
Principal Financial Officer

———————

(1)

Reflects a 5% voluntary reduction of salary.

(2)

Reflects matching Company contributions on behalf of the officer in the Company-sponsored 401(k) tax-deferred savings plan.

The following table shows the number of shares covered by exercisable and unexercisable options held by the named executive officers on September 30, 2009. There were no other outstanding equity awards as of September 30, 2009.

Outstanding Equity Awards At Fiscal 9/30/09
Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Maurizio Vecchione	170,000	—		—	$0.29	5/17/2017
Chief Executive Officer
From 6/01/07 To 9/30/09
Phuong Dang	20,000	—		—	$0.63	1/10/2010
Principal Financial Officer	35,000	—		—	$0.35	12/23/2013
	35,000	—		—	$0.32	12/13/2014
	45,000	—		—	$0.64	12/22/2015
	125,000	—		—	$0.39	8/18/2016
	83,333	41,667	(1)		$0.29	5/17/2017

———————

(1)

The remaining 41,667 shares of this option grant vest in May 17, 2010

COMPENSATION OF DIRECTORS

None

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

On November 24, 2009, CompuMed, Inc. entered into an agreement with Mark Crockett, a director on CompuMed’s Board of Directors, for the provision of certain investment banking and financial advisory services. CompuMed will compensate Mr. Crockett for his services in the form of a transaction fee tied to the value received by CompuMed upon the closing of a transaction whereby the Company’s capital stock, assets or revenue streams are transferred for consideration, including, without limitation, a sale or exchange of capital stock or assets, a merger, plan of exchange or consolidation, a lease or license of assets with or without a purchase option, the formation of a joint venture, or any similar transaction. As of September 30, 2009, there was no compensation due to Mr. Crockett.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of September 30, 2009 regarding shares of our common stock subject to outstanding options or authorized for issuance under our currently existing equity compensation plan.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining and Available for Future issuance Under equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,080,130	0.42	-0-
Equity compensation plans not approved by security holders	7,146,618	0.27	8,350,000
Total	8,226,748	0.29	8,350,000

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our outstanding capital stock as of November 30, 2009 by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our executive officers and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of the beneficial owner is c/o CompuMed, Inc., 5777 W. Century Boulevard, Suite 360, Los Angeles, CA 90045.

	Common Stock (1)
Name of Beneficial Owner	Number of Shares		%
Mark Crockett	––		––
Phuong Dang	348,888	(2)	1.3%
Charles Gillman	12,896,774	(3)	33.4%
Mark Stolper	666,667	(4)	2.5%
Maurizio Vecchione	186,667	(5)	*
All officers and directors as a group	14,098,996	(6)	35.4%

———————

*

Less than 1%

(1)

26,093,732 shares of common stock were outstanding as of November 30, 2009. All percentages are rounded to the nearest tenth and are based upon the number of shares outstanding on November 30, 2009. For purposes of computing the percentages of the outstanding shares owned by persons described in the table, any shares such person is deemed to own by having a right to acquire such shares by exercise or conversion are included, but shares acquirable by other persons by exercise or conversion are not included.

(2)

Includes 348,888 shares issuable within 60 days under stock options.

(3)

Includes:

a)

8,334,000 shares of common stock issuable within 60 days upon conversion of Series 2% preferred stock owned by Boston Avenue Capital, LLC.

b)

4,167,000 shares of common stock issuable within 60 days upon conversion of warrants.

c)

63,500 shares of common stock held directly by Yorktown Avenue Capital, LLC (“YAC”) and 332,274 shares held directly by Boston Avenue Capital, LLC (“BAC”). Mr. Gillman is the manager of BAC and YAC. Mr. Gillman disclaims beneficial ownership of these shares.

(4)

Includes 666,667 shares issuable within 60 days under stock options.

(5)

Includes 186,667 shares issuable within 60 days under warrants.

(6)

Includes 1,015,555 shares issuable within 60 days under stock options, 4,353,667 shares issuable within 60 days under warrants, and 8,334,000 shares issuable within 60 days upon conversion of Series 2% Preferred Stock.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 1, 2007, the Company appointed Mr. Vecchione as Interim Chief Executive Officer. Mr. Vecchione is a principal of Synthetica (America), Ltd, to which the Company paid $173,000 and $180,000 in consulting fees during the year ended September 30, 2009 and 2008, respectively.

On November 24, 2009, CompuMed, Inc. entered into an agreement with Mark Crockett, a director on CompuMed’s Board of Directors, for the provision of certain investment banking and financial advisory services. CompuMed will compensate Mr. Crockett for his services in the form of a transaction fee tied to the value received by CompuMed upon the closing of a transaction whereby the Company’s capital stock, assets or revenue streams are transferred for consideration, including, without limitation, a sale or exchange of capital stock or assets, a merger, plan of exchange or consolidation, a lease or license of assets with or without a purchase option, the formation of a joint venture, or any similar transaction. As of September 30, 2009, there was no compensation due to Mr. Crockett.

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

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended September 30, 2009 and 2008, the aggregate fees billed for professional services rendered by Rose, Snyder and Jacobs (independent auditors) for the audits of the Company’s annual financial statements and the reviews of its financial statements included in the Company's quarterly reports and filings under the Securities Act of 1933 totaled approximately $57,900 and $56,755, respectively.

Audit-Related Fees

For the fiscal years ended September 30, 2009 and 2008, the aggregate fees billed for professional services rendered by the Company’s independent auditors for audit-related fees, which include assistance with responding to SEC comment letters, consents, and procedures performed relating to potential acquisitions, amounted to $4,715 and $10,580, respectively.

Tax Fees

For the fiscal years ended September 30, 2009 and 2008, the aggregate fees billed by our independent auditors relating to the preparation of corporate tax returns were $9,945 and $6,445, respectively.

Audit Committee – Pre-Approval

All services provided to the Company by Rose, Snyder & Jacobs as detailed above, were pre-approved by the Audit Committee and all work of said firm was performed solely by their permanent employees.

ITEM 15.

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

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10.12	2006 Stock Incentive Plan (included as Exhibit 10.1 to the Form S-8 filed August 23, 2006, and incorporated herein by reference).
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

10.18	Consulting Agreement between the Company and Synthetica, LTD, dated June 7, 2007 (included as Exhibit 10.1 to the Form-8K filed June 7, 2007, and incorporated herein by reference).
10.19	Consulting Agreement between the Company and Mark Crockett, dated November 24, 2009 (included as Exhibit 99.1 to the Form-8K filed November 25, 2009, and incorporated herein by reference).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUMED, INC.

By:	/s/ MAURIZIO VECCHIONE
Maurizio Vecchione
President and Chief Executive Officer

Date: December 29, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MAURIZIO VECCHIONE	President and Chief Executive Officer	December 29, 2009
Maurizio Vecchione

/s/ PHUONG DANG	Secretary and Principal Financial Officer	December 29, 2009
Phuong Dang

/s/ MARK STOLPER	Chairman of the Board	December 29, 2009
Mark Stolper

/s/ MARK CROCKETT	Director	December 29, 2009
Mark Crockett

/s/ CHARLES GILLMAN	Director	December 29, 2009
Charles Gillman

COMPUMED, INC.

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets as of September 30, 2009 and 2008

F-3

Statements of Operations for the years ended September 30, 2009 and 2008

F-4

Statements of Stockholder's Equity for the years ended September 30, 2009 and 2008

F-5

Statements of Cash Flows for the years ended September 30, 2009 and 2008

F-6

Notes To Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

CompuMed, Inc.

We have audited the accompanying balance sheets of CompuMed, Inc. as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuMed, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Rose, Snyder & Jacobs

Rose, Snyder & Jacobs

A Corporation of Certified Public Accountants

Encino, California

December 28, 2009

COMPUMED, INC.

BALANCE SHEET

	September 30, 2009	September 30, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	97,000	269,000
Investments, at fair market value	111,000	137,000
Accounts receivable, less allowance of $14,000 (September 2009) and $19,000 (September 2008)	293,000	282,000
Other receivables	—	5,000
Inventory	18,000	35,000
Prepaid expenses and other current assets	17,000	18,000
TOTAL CURRENT ASSETS	536,000	746,000

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	1,388,000	1,412,000
Furniture, fixtures and leasehold improvements	76,000	76,000
Equipment under capital leases	421,000	391,000
	1,885,000	1,879,000

Accumulated depreciation and amortization	(1,556,000)	(1,457,000)
TOTAL PROPERTY AND EQUIPMENT	329,000	422,000

OTHER ASSETS
Patents, net of accumulated amortization of $30,000 (September 2009) and $20,000 (September 2008)	127,000	124,000
Other assets	15,000	18,000
TOTAL OTHER ASSETS	142,000	142,000
TOTAL ASSETS	1,007,000	1,310,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	153,000	258,000
Accrued liabilities	118,000	158,000
Unearned revenue- ECG processing	2,000	2,000
Current portion of capital lease obligations	70,000	88,000
TOTAL CURRENT LIABILITIES	343,000	506,000

Capital lease obligations	108,000	91,000
Commitments and Contingencies, note E
TOTAL LIABILITIES	451,000	597,000

STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -issued and outstanding - 8,400 shares	1,000	1,000
Preferred Stock- Class B $3.50 cumulative convertible voting -issued and outstanding - 300 shares	—	—
Preferred Stock- Class D 2% convertible - issued and outstanding - 4,167 shares	—	—
Common Stock, $0.01 par value - authorized 50,000,000 shares, issued and outstanding - 26,093,742 (September 2009) and 25,882,643 shares (September 2008)	262,000	260,000
Additional paid-in capital	36,497,000	36,363,000
Accumulated deficit	(36,204,000)	(35,911,000)
TOTAL STOCKHOLDERS' EQUITY	556,000	713,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,007,000	1,310,000

See notes to financial statements and report of Independent Registered Public Accounting Firm.

COMPUMED, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,

	2009	2008
REVENUE
ECG services	1,762,000	1,880,000
ECG product and supplies sales	117,000	158,000
OsteoGram ® and Osteometer sales and services	169,000	115,000
	2,048,000	2,153,000
COSTS AND EXPENSES
Costs of ECG services	676,000	807,000
Cost of goods sold-ECG	77,000	99,000
Cost of goods sold - OsteoGram ® and Osteometer	1,000	4,000
Selling expenses	344,000	371,000
Research and development	43,000	421,000
General and administrative expenses	957,000	1,689,000
Depreciation and amortization	152,000	151,000
TOTAL OPERATING EXPENSES	2,250,000	3,542,000

OPERATING LOSS	(202,000)	(1,389,000)

Interest income and dividends	1,000	34,000
Realized gain (loss) on marketable securities	—	(70,000)
Loss on disposal of fixed asset	(2,000)	—
Interest expense	(50,000)	(53,000)
NET LOSS	(253,000)	(1,478,000)

Net loss per common share (basic and diluted)	(0.01)	(0.06)

Weighted average number of common shares outstanding	25,899,994	25,392,091

See notes to financial statements and report of Independent Registered Public Accounting Firm.

COMPUMED, INC.

STATEMENTS OF STOCKHOLDER'S EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances at September 30, 2007	8,400	$1,000	300	$—	4,167	$—	24,939,283	$250,000	$35,842,000	$(34,393,000)	$(60,000)	$1,640,000

Unrealized loss on marketable securities											(10,000)	(10,000)

Reclassification of unrealized loss on marketable securities											70,000	70,000

Exercise of stock options							821,585	9,000	89,000			98,000

Issuance of common stock to pay dividends to Boston Avenue Capital LLC							121,775	1,000	39,000	(40,000)		—

Stock based compensation									393,000			393,000

Net Loss	—	—	—	—	—	—	—	—	—	(1,478,000)	—	(1,478,000)
Balances at September 30, 2008	8,400	1,000	300	—	4,167	—	25,882,643	260,000	36,363,000	(35,911,000)	—	713,000

Issuance of common stock to pay dividends to Boston Avenue Capital LLC							211,099	2,000	38,000	(40,000)		––

Stock based compensation									96,000			96,000

Net Loss	—	—	—	—	—	—	—	—	—	(253,000)	—	(253,000)
Balances at September 30, 2009	8,400	$1,000	300	$—	4,167	$—	26,093,742	$262,000	$36,497,000	$(36,204,000)	$—	$556,000

Comprehensive losses for the years ended September 30, 2009 and 2008 were ($253,000) and ($1,538,000), respectively.

See notes to financial statements and report of Independent Registered Public Accounting Firm.

COMPUMED, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	2009	2008
OPERATING ACTIVITIES:
Net loss	(253,000)	(1,478,000)
Net adjustments to reconcile net loss to net cash used in operating activities:
Realized (gain)/loss on marketable securities	—	70,000
Loss on disposal of property and equipment	2,000	2,000
Stock-based compensation	96,000	393,000
Depreciation and amortization	152,000	151,000
(Increase)/Decrease in accounts receivable	(6,000)	25,000
(Increase)/Decrease in inventory and prepaid expenses	21,000	7,000
Increase/(Decrease) in accounts payable and other liabilities	(88,000)	(22,000)
NET CASH USED IN OPERATING ACTIVITIES	(76,000)	(852,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of marketable securities	26,000	954,000
Purchase of marketable securities	—	(607,000)
Purchase of other asset	(14,000)	(39,000)
Purchase of property and equipment	(2,000)	(179,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	10,000	129,000

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock option	—	97,000
Payments on capital lease obligations	(106,000)	(74,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(106,000)	23,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(172,000)	(700,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	269,000	969,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	97,000	269,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	50,000	56,000
Disposal of property and equipment	43,000	2,000
Equipment acquired under capital lease	105,000	69,000

See notes to financial statements and report of Independent Registered Public Accounting Firm.

COMPUMED, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business. The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to reduce its operating losses and negative cash flows, and the ability to draw from our existing revolving line of credit or other sources of financing. Should we not be able to reduce our operating losses and negative cash flows, and draw or obtain funding, we may have to restructure or curtail our operations. The Company used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company has raised funds from 1997 through 2009 through stock issuances and proceeds from the exercise of certain stock options and warrants.

The Company generated negative cash flows from operations and had net losses aggregating $1,731,000 in the fiscal years ended September 30, 2009 and 2008. While the Company continued to report net loss, decreases in net cash and cash flow used in operations, the Company’s net loss was down to $253,000 in fiscal 2009 from $1.5 million in fiscal 2008, and the net decrease in cash was down to $172,000 from $700,000 and net cash used in operations was down to $76,000 from $852,000 in prior year. The Company’s cost cutting plans put into effect during the year have enabled them to reduce such large net losses and large uses of cash in operations. The Company plans to continue at their current pace of operations with hopes of bringing in more revenue or recouping revenues from certain customers who put their purchases on hold due to the budget crisis during the year. If the Company does continue at this pace, with a net decrease in cash of $172,000, the Company has sufficient cash and investments on hand to support this. In addition, should the Company need additional funds, the Company has a $4 million credit facility available through Boston Avenue Capital and the Company may seek additional financing through Private Placement of its common or preferred stock.

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

INVESTMENTS:

Investments consist of money market accounts and are stated at market value based on the most recently traded price of these securities at September 30, 2009. All marketable securities are classified as available for sale at September 30, 2009 and 2008. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold.

As of September 30, 2009, the Company’s investments in marketable securities were valued at $111,000. The Company earned $1,000 of dividends and interest income in fiscal 2009.

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

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over 3 to 5 years. As of September 30, 2009, the property and equipment being leased to customers had a historical cost of $1,470,000. Amortization of assets leased under capital leases is included in Depreciation and Amortization Expenses.

REVENUE RECOGNITION:

ECG sales and services revenue is recognized in accordance with SAB 104 when the following criteria has been met: (1) persuasive evidence of an arrangement exists, (2) the product has been delivered or the services have been rendered, (3) the fee is fixed or determinable, and (4) collectibility of the fee is reasonably assured.

ECG SERVICES are comprised of ECG processing, Over-read, Rental and Maintenance. ECG Processing and Over-read revenue is recognized monthly on a per-usage basis after the services are performed. Equipment rental and maintenance revenue is recognized monthly over the terms of the customer's agreement.

ECG PRODUCT AND SUPPLIES SALES revenue is recognized upon shipment of the products and passage of title to the customer.

OsteoGram software revenue is recognized in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) when the following criteria has been met: (1) persuasive evidence of an arrangement exits, (2) the software has been delivered, (3) the fee is fixed or determinable, and (4) collectibility of the fee is probable.

OsteoGram PCS revenue is recognized in accordance with guidance issued by the FASB as the Company met the following criteria: (1) the PCS is part of the initial license (software) fee, (2) the PCS period is for one year, (3) the estimated cost of providing the PCS is immaterial, (4) the Company does not offer upgrades and enhancements during the PCS arrangement. The Company's policy is to accrue all estimated costs of providing the PCS services.

PATENTS:

Patents are amortized over 15 years, starting from their approval date. The Company estimates that amortization expense related to patents will be approximately $11,000 per year in each of the next five fiscal years.

INCOME TAXES:

The Company utilizes the liability method to determine the provision for income taxes, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

PER SHARE DATA:

The Company reports its earnings (loss) per share in accordance with guidance issued by the FASB. Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and the effect of the conversion of the Class A Preferred Stock, Class B Preferred Stock and Class D Preferred Stock are omitted from the computations of diluted loss per share because the effect would be antidilutive.

Net loss	(253,000)
Less: preferred stock dividends	(43,000)
Net loss available to common stockholders	(296,000)

Net loss per common share (basic and diluted)	$(0.01)
Weighted average number of common shares outstanding	25,899,994

FINANCIAL INSTRUMENTS:

The carrying value of short-term financial instruments such as cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital leases approximates their fair value based on the short-term maturities of these instruments.

LONG-LIVED ASSETS:

In accordance with guidance issued by the FASB, we review our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived and amortizable intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to the future operating cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. The Company has a number of other active applications under prosecution as well as multiple foreign applications of its US patents. In the process of evaluating the applications that remain unissued, the Company abandoned, combined or restructured applications that might be proving to be too costly or time-consuming in relationship to their potential benefit. In fiscal 2008, the Company abandoned certain patent and recorded $42,000 as impairment under depreciation and amortization in the Company’s statement of operations. The Company did not record any impairment charge for long lived assets during fiscal 2009.

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

STOCK BASED COMPENSATION:

The Company accounts for stock options in accordance with guidance issued by the FASB using the modified prospective method. Under this method, compensation cost recognized during fiscal years 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized on a straight-line basis over the options' vesting period. Stock-based compensation was $96,000 and $393,000 for the years ended September 30, 2009 and 2008, respectively.

CONCENTRATION OF CREDIT RISK:

Financial instruments, which potentially subject us to a concentration of risk, include cash, marketable securities and accounts receivable. Most of our customers are based in the United States at this time and we are not subject to exchange risk for accounts receivable.

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage as defined by Federal regulation per account type per separate legal entity per financial institution. The Company has incurred no losses as a result of any credit risk exposures.

The Company sells its products throughout the United States and in the international markets. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the year ended September 30, 2009, total revenue from three customers accounted for approximately 39.9% of the Company total receivables, of which one customer accounted for 17.9% of total accounts receivable at September 30, 2009.

FAIR VALUE MEASUREMENTS

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level 1 provides the most reliable measure of fair value while Level 3 generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

For certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued payroll and other expenses, the carrying amounts approximate fair value due to their short maturities.

The following table summarizes fair value measurements by level at September 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$97,000	$—	$—	$97,000
Marketable securities	111,000			111,000

Total assets	$208,000	$—	$—	$208,000

NOTE B - INCOME TAXES

At September 30, 2009, the Company has available for federal and state income tax purposes, net operating loss carry forwards of approximately $9 million and $3.7 million, respectively, which expire between 2011 and 2029. The utilization of the above net operating loss carry forwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization. The difference between the Company’s effective income tax rate and the statutory federal rate for the years ended September 30, 2009 and 2008 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of its realization. The valuation allowance was approximately $3,335,000 and $3,235,000 at September 30, 2009 and 2008, respectively, representing an increase of $100,000 for the year ended September 30, 2009. This increase is primarily related to increases in the Company's net operating loss carryforward for which no tax effect was recognized due to the uncertainty of its realization.

Significant components of the deferred income tax liabilities and assets as of September 30, 2009 and 2008 are as follows:

Deferred tax assets:

Net operating loss carry forwards	3,314,000	3,213,000

Other assets and liabilities	21,000	22,000

Total deferred tax assets	3,335,000	3,235,000

Valuation allowance for deferred tax assets	(3,335,000)	(3,235,000)

Net deferred tax assets	—	—

Total	—	—

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended September 30, 2009 and 2008, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through 2003, and by the IRS for years through 2004. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. Our review of prior year tax positions did not result in a material impact on the Company’s financial position or results of operations.

NOTE C - STOCKHOLDERS' EQUITY

CLASS A $3.50 CUMULATIVE CONVERTIBLE VOTING PREFERRED STOCK:

The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. Total cumulated dividends not declared at September 30, 2009 amounted to $26,000. Every two shares of the Class A Preferred Stock are presently convertible, subject to adjustment, into one share of Common Stock. In the event of any liquidation, the holders of the Class A Preferred Stock are entitled to receive $2.00 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class A Preferred Stock. The Class A Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class A Preferred Stock stockholders have the right to convert their shares into Common Stock during such 30-day period.

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

ISSUANCE OF COMMON STOCK - EQUITY LINE OF CREDIT

On March 14, 2007, we closed a private placement of our securities with Boston Avenue Capital, LLC pursuant to the Securities Purchase Agreement. We sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of our Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share. Pursuant to the Agreement, we issued all 4,167 shares of the authorized Class D Preferred Stock. Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of common stock. The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008. Dividend payments to each holder will be made in shares of our common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of our common stock and may be lawfully paid in cash, the dividends will be paid in cash. The Company issued a total of 332,274 shares of common stock in lieu of cash to pay for dividends due March 2008 and 2009. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of our assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of our common stock or upon any other series of our Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon. In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of our assets will be deemed a liquidation event unless no assets are distributed in respect of any class of our capital stock in connection with, or as a result of, such merger or consolidation.

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

The Amended Credit Agreement provides a credit facility in an aggregate principal amount of up to $4 million. Advances under the revolving line of credit shall bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the firth business day of each January, April, July and October commencing after the first advance. The Amended Credit Agreement provides that unused amounts up to the total commitment shall bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year, if the letter of credit is held by a third party. In this

Amended Credit Agreement, BAC provided the Company a promissory note in lieu of a third party letter of credit. This will eliminate the 1% interest bearing on the unused amount. The Amended Credit Agreement matures on December 31, 2010.

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

As of September 30, 2009, there was no draw made against the line of credit.

NOTE D - STOCK OPTIONS AND WARRANTS

The Company has adopted two non-stockholder approved stock incentive plans, the 2003 Stock Incentive Plan (the "2003 Plan") and the 2006 Stock Incentive Plan (the "2006 Plan"), and two stockholder approved stock options plans, the 1992 Stock Option Plan ("1992 Plan") and the 2002 Stock Option Plan (the "2002 Plan") (collectively, the "Plans"). The 1992 Plan expired in March 2002 and the 2002 Plan was suspended on the effective date of the 2003 Plan in June 2003. Awards are outstanding under the Plans, but awards may be granted in the future only under the 2003 Plan and the 2006 Plan. The 2003 Plan provides for the granting of options, stock awards and other forms of equity compensation to key employees, officers and certain individuals. Only nonqualified options may be granted under the 2003 Plan. The 2006 Plan provides for the granting of options and stock awards to any officer, director, employee and certain individuals. Both nonqualified and incentive options may be granted under the 2006 Plan. The 2003 plan authorized 6.5 million shares, while the 2006 plan authorized 12.5 million shares.

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

The Company did not grant any options during fiscal year 2009 and 2008.

The expected stock volatility rates are based on the historical stock volatility of the Company’s common stock. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding to the expected life of the option. The Company has opted to use the simplified method as allowed by guidance issued by the FASB for estimating our expected term to arrive at a term in between the vesting period and the contractual term. The Company uses the simplified method because the unvested options are forfeited at termination and the vested options are forfeited in 90 days if not exercised.

A summary of the stock option activity, and related information for the years ended September 30 follows:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	8,748,248	0.30	11,237,414	0.29
Options exercised	—	—	(785,767)	0.12
Options granted	—	—	—	—
Options forfeited/canceled	(521,500)	0.50	(1,703,399)	0.30

Options outstanding, end of period	8,226,748	0.29	8,748,248	0.30
Options exercisable, end of period	7,738,416	0.29	7,514,920	0.30

The aggregate intrinsic value of the options outstanding and of the options exercisable at September 30, 2009 is $46,904.

The following summarizes information concerning stock options outstanding at September 30, 2009:

	Shares	Exercise Price	Weighted Average Exercise price	Weighted Average Remaining Contractual Life
Outstanding as of 09/30/2009	8,226,748	$0.0800 - $0.9500	$0.29	5.77
Vested	7,738,416	$0.0800 - $0.9500	$0.29	5.65
Unvested	488,332	$0.2900 - $0.2900	$0.29	7.63
Exercisable as of 09/30/2009	7,738,416	$0.0800 - $0.9500	$0.29	5.65

There were no options exercised during fiscal year 2009. As for fiscal 2008, the intrinsic value of the options exercised was approximately $200,000.

As of September 30, 2009, the total unrecognized fair value compensation costs relating to unvested stock options was $36,000, which is to be recognized over a remaining of approximately 1 year.

There were 5,168,118 warrants outstanding at a weighted average exercise price of $0.28 and exercisable on a weighted average term of 3 years.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company has capital leases for machinery and equipment that expire in 2013. On March 1, 2008, the Company entered into a new lease with LAT Investment. Under the new lease, the Company moved the corporate office and computer center from its prior 9,496 square feet on the building’s twelfth floor to the new space consisting of 10,949 square feet on the building’s third floor. The lease term is five years with the option to renew for an additional five-year term. The monthly rent under the new lease is $13,686 for the first year, with 3% increase in the ensuing lease years, plus certain operating expenses. The following is a summary as of September 30, 2009 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

Year ending September 30	Capital Lease	Operating Leases
2010	93,000	178,000
2011	67,000	176,000
2012	45,000	174,000
2013	18,000	71,000
	223,000	599,000
Less amount representing interest	45,000
Net minimum lease payment	178,000
Less current portion	70,000
Present value of net minimum payment, less current portion	108,000

During the year ended September 30, 2009, the Company entered into a capital lease obligation for equipment at the cost of $105,000. These obligations bear an average interest rate of 16.7% and a monthly payment of $1,000 and mature between July 2012 and August 2013. The range of interest rates on capital leases outstanding as of September 30, 2009 was 11.93% to 17.32%.

Rental expense under operating leases was $166,000 and $162,000 in fiscal years 2009 and 2008, respectively.

LITIGATION

From time to time the Company is involved in litigation and threatened litigation arising in the ordinary course of business. The Company is not aware of any material unsettled litigation.

NOTE F - SAVINGS AND RETIREMENT PLANS

The Company has a Savings and Retirement Plan (the "Plan") under which every full-time salaried employee who is 18 years of age or older may contribute up to 100% of his or her eligible annual salary to the Plan. For an employee contribution of up to but not exceeding 6% of the employee's annual salary the Company makes a matching contribution of $0.25 for every $1.00 of the employee's contribution. The Company's contributions are 100% vested after 36 months of contributions to the Plan. Benefits are payable under the Plan upon termination of a participant's employment with the Company or at retirement. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company's matching contribution, which was charged to expense, was $9,000 and $11,000 for fiscal 2009 and 2008, respectively.

NOTE G - RELATED PARTY TRANSACTIONS

On June 1, 2007, the Company appointed Mr. Vecchione as Interim Chief Executive Officer. Mr. Vecchione is a principal of Synthetica (America), Ltd, to which the Company paid $173,000 and $180,000 in consulting fees during the year ended September 30, 2009 and 2008, respectively.

On November 24, 2009, CompuMed, Inc. entered into an agreement with Mark Crockett, a director on CompuMed’s Board of Directors, for the provision of certain investment banking and financial advisory services. CompuMed will compensate Mr. Crockett for his services in the form of a transaction fee tied to the value received by CompuMed upon the closing of a transaction whereby the Company’s capital stock, assets or revenue streams are transferred for consideration, including, without limitation, a sale or exchange of capital stock or assets, a merger, plan of exchange or consolidation, a lease or license of assets with or without a purchase option, the formation of a joint venture, or any similar transaction. As of September 30, 2009, there was no compensation due to Mr. Crockett.

On March 11, 2009, the Company recorded $45,000 payable to BAC, of which $40,000 was related to interest on the $4 million third party line of credit and $5,000 related to fees reimbursed to BAC due to the cancellation of warrants to purchase 16 million shares of the Company's common stock, pursuant to the Amended Credit Agreement. As of September 30, 2009, the Company owed BAC $31,000 relating to these amounts.

NOTE H – SUBSEQUENT EVENTS

On Nov 6, 2009, the Company granted an aggregate of 600,000 shares of warrants and options, of which 300,000 warrants were issued to the Chief Executive Officer, 100,000 shares of options to the Principal Financial Officer, and the remaining to certain key employees and a consultant.

In December 2009, the Company entered into an agreement with Bathgate Capital Partners, LLC to effect the private placement of up to 1,500,000 shares of the Company's common stock at a price of $0.12 per share. The Company plans to close the private placement by January 31, 2010. The proceeds of the private placement will be used for working capital.

The Company has evaluated subsequent events through December 28, 2009, the date the financial statements were issued.