Form 10-Q
period 2009-12-31
COMPUMED INC
filed 2010-02-16
CIK 700998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

COMPUMED, INC.
(Exact name of registrant as specified in its charter)

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
		☑	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer
Non-accelerated filer	☐	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☑	No

The number of shares outstanding of the registrant’s common stock as of January 31, 2010 was 26,093,742.

COMPUMED, INC. AND SUBSIDIARIES

The accompanying notes are an integral part of these condensed financial statements

PART I - FINANCIAL INFORMATION
ITEM  1.   FINANCIAL STATEMENTS.

CONDENSED BALANCE SHEETS
COMPUMED, INC.

	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	117,000	97,000
Investments, at fair market value	-	111,000
Accounts receivable, less allowance of $15,000 (December 2009) and $14,000 (September 2009)	288,000	293,000
Inventories	19,000	18,000
Prepaid expenses and other current assets	16,000	17,000

TOTAL CURRENT ASSETS	440,000	536,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,379,000	1,388,000
Furniture, fixtures and leasehold improvements	76,000	76,000
Equipment under capital leases	448,000	421,000

	1,903,000	1,885,000

Accumulated depreciation and amortization	(1,589,000)	(1,556,000)

TOTAL PROPERTY AND EQUIPMENT	314,000	329,000

OTHER ASSETS
Patents, net of accumulated amortization of $33,000 (December 2009) and $30,000 (September 2009)	124,000	127,000

Other assets	18,000	15,000

TOTAL OTHER ASSETS	142,000	142,000

TOTAL ASSETS	896,000	1,007,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	155,000	153,000
Accrued liabilities	136,000	118,000
Unearned revenue- ECG processing	2,000	2,000
Current portion of capital lease obligations	72,000	70,000

TOTAL CURRENT LIABILITIES	365,000	343,000

Capital lease obligations	114,000	108,000

TOTAL LIABILITIES	479,000	451,000

STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -
issued and outstanding - 8,400 shares	1,000	1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
issued and outstanding - 300 shares	-	-

Preferred Stock- Class D 2% convertible -
issued and outstanding - 4,167 shares	-	-

Common Stock, $0.01 par value - authorized 50,000,000 shares,	262,000	262,000
issued and outstanding - 26,093,742 shares (December 2009 and September 2009)

Additional paid-in capital	36,513,000	36,497,000

Accumulated deficit	(36,359,000)	(36,204,000)

TOTAL STOCKHOLDERS' EQUITY	417,000	556,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	896,000	1,007,000

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
COMPUMED, INC.

	Three Months Ended December 31,

	2009	2008

REVENUE FROM OPERATIONS
ECG services	379,000	432,000
ECG product and supplies sales	19,000	40,000
OsteoGram and Osteometer sales and services	29,000	67,000

TOTAL REVENUE	427,000	539,000

OPERATING EXPENSES
Costs of ECG services	170,000	192,000
Cost of goods sold-ECG	14,000	28,000
Cost of goods sold - OsteoGram(R) and OsteoMeter	8,000	-
Selling expenses	79,000	102,000
Research & development	2,000	27,000
General and administrative expenses	263,000	275,000
Depreciation and amortization	37,000	38,000

TOTAL OPERATING EXPENSES	573,000	662,000

OPERATING LOSS	(146,000)	(123,000)

Interest income and dividends	-	1,000
Interest expense	(9,000)	(20,000)

NET LOSS	(155,000)	(142,000)

NET LOSS PER SHARE (Basic and diluted)	(0.01)	(0.01)
Weighted average number of common
shares outstanding	26,093,742	25,882,643

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
COMPUMED, INC.

	Three Months Ending December 31,

	2009	2008

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	(155,000)	(142,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	6,000	-
Stock-based compensation	16,000	32,000
Depreciation and amortization	37,000	37,000
(Increase)/Decrease in accounts receivable	5,000	(28,000)
(Increase)/Decrease in inventories, prepaid expenses and other assets	(1,000)	2,000
Increase/(Decrease) in accounts payable and other liabilities	20,000	(49,000)

NET CASH USED IN OPERATING ACTIVITIES	(72,000)	(148,000)

CASH FLOW FROM INVESTING ACTIVITIES:
(Purchase)/Sale of marketable securities	111,000	(1,000)
(Purchase)/Sale of property and equipment	-	(3,000)

NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	111,000	(4,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(19,000)	(25,000)

NET CASH USED IN FINANCING ACTIVITIES	(19,000)	(25,000)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	20,000	(177,000)

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD	97,000	269,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	117,000	92,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	9,000	10,000
Equipment acquired under capital lease	27,000	47,000

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. For further information, refer to the financial statements for the year ended September 30, 2009 and the notes thereto included in the Company's Annual Report on Form 10-K.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business.  The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to reduce its operating losses and negative cash flows, and the ability to draw from our existing revolving line of credit or other sources of financing. However, the Company has made significant progress towards reducing its cash burn starting in the first quarter of fiscal 2009. The Company is continually assessing the performance of its product lines and business units and may engage in further cost-cutting measures as well as other possible strategic transactions involving third parties for any non-performing product line, with a goal to achieve cash flow positive status as soon as possible. The Company used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company has raised funds from 1997 through 2008 through stock issuances and proceeds from the exercise of certain stock options and warrants. Currently, the Company has access to a $4M revolving line of credit pursuant to the “Amended Credit Agreement” entered in December 16, 2008.  Any advances on this credit line must be unanimously approved by the Board of Directors.  At December 31, 2009, there have been no draws made against this revolving line of credit.

The balance sheet at September 30, 2009 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company had a net loss of $155,000 for the three-month period ended December 31, 2009 and $142,000 for the same period in 2008. However, the Company has implemented a significant campaign of cost reductions and we anticipate that it will result in improved cash flows from operations.

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

In December 2009, the Company entered into an agreement to effect the private placement of up to 1,500,000 shares of the Company's common stock at a price of $0.12 per share. The Company plans to close the private placement by March 31, 2010.

STOCK-BASED COMPENSATION

The Company accounts for stock options in accordance with guidance issued by the FASB using the modified prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized on a straight-line basis over the options' vesting period. Stock-based compensation was $16,000 and $32,000 for the three months ended December 31, 2009 and 2008, respectively.

A summary of the stock options activity and related information for the three months ended December 31, 2009 is as followed:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	8,226,748	$0.29
Options granted	300,000	$0.10
Options outstanding, end of period	8,526,748	$0.29
Options exercisable, end of period	7,746,746	$0.29

On November 6, 2009, the Company granted an aggregate of 600,000 warrants and options to purchase shares of common stock, of which 300,000 warrants were issued to the Chief Executive Officer, 100,000 options to the Principal Financial Officer, and the remaining to certain key employees and a consultant.

The fair value of the options and warrants granted during the three months ended December 31, 2009 is estimated at $22,000. The fair value is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Dividend yield: 0%

Volatility: 21.05%

Risk-free interest rate: 3.39%

Expected Life: 6 to 10 years

PER SHARE DATA

The Company reports its earnings (loss) per share in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”). Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and the effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations of diluted loss per share because the effect would be anti-dilutive.

Net loss	(155,000)
Less: preferred stock dividends	(57,000)
Net loss available to common stockholders	(212,000)

Net loss per common share (basic and diluted)	$(0.01)
Weighted average number of common shares outstanding	26,093,742

FAIR VALUE

The Company measures its financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., exit price) in an orderly transaction between market participants at the measurement date. Additionally, the Company is required to provide disclosure and categorize assets and liabilities measured at fair value into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation. Level I provides the most reliable measure of fair value while Level III generally requires significant management judgment. Financial assets and liabilities are classified in their entirety based on the lowest level of input significant to the fair value measurement. The fair value hierarchy is defined as follows:

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

The following table summarizes fair value measurements by level at December 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III		Total
Cash and cash equivalents	$117,000	$-		$-	$117,000

Total assets	$117,000	$-	$		$117,000

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued new guidance regarding business combinations. The revised guidance requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). This guidance applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. The Company adopted this guidance on October 1, 2009. There was no impact upon adoption of this guidance.

In April 2009, the FASB issued an amendment to the revised business combination guidance regarding the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The requirements of this amended guidance carry forward without significant revision to the guidance on contingencies which existed previously. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with the Accounting Standards Codification (ASC) Topic 450 on contingencies. The Company adopted this guidance on October 1, 2009. There was no impact upon adoption of this guidance.

In December 2007, the FASB issued new guidance on non-controlling interests in consolidated financial statements. This guidance requires that the non-controlling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the non-controlling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and non-controlling owners. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The Company has adopted the new requirements for the fiscal year beginning on October 1, 2009. There was no impact on the financial statements.

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (“QSPEs”) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. This guidance is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. The Company does not expect the adoption of these amendments to have a material impact on the financial statements.

In June 2009, the FASB issued revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This guidance will be effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact the adoption of these standards will have on its financial statements and related disclosures.

In June 2009, the FASB issued new guidance regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance which changes the accounting for equity share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering. This guidance requires the share lending arrangement to be measured at fair value and recognized as an issuance cost. These issuance costs should then be amortized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements should be excluded from computation of earnings per share. This guidance is effective for fiscal years beginning after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year. The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This new guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The guidance establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements are also required. This guidance is effective for the Company beginning fiscal year 2011, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively.  The Company does not expect the adoption of this guidance to have a material impact on its financial statements.

NOTE B - OTHER AGREEMENTS

The Company retained Vici Capital, a company owned by our Director Mark Crockett, for a period of nine months beginning November 24, 2009, to provide certain investment banking and financial advisory services in connection with potential strategic transactions described in Exhibit 99.1 of the 8-K filed November 25, 2009.

In December 2009, the Company entered into an agreement to effect the private placement of up to 1,500,000 shares of the Company's common stock at a price of $0.12 per share. The Company plans to close the private placement by March 31, 2010.

NOTE C- COMMITMENTS AND CONTINGENCIES

During the three months ended December 31, 2009, the Company entered into a capital lease obligation for equipment at the cost of $27,500. This obligation bears an interest rate of 19.65%, is payable at $800 per month, and matures on August 2013. The range of interest rates on capital leases outstanding as of December 31, 2009 was 14.72% to 19.65%.

The following is a summary, as of December 31, 2009, of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

Fiscal Year	Capital Lease	Operating Leases
2010	76,000	140,000
2011	76,000	176,000
2012	55,000	174,000
2013	27,000	71,000
	234,000	561,000
Less amount representing interest	48,000
Net minimum lease payment	186,000
Less current portion	72,000
Present value of net minimum payment, less current portion	114,000

Rental expenses under operating leases for the three months ended December 31, 2009 and 2008 were the same at $44,000.

The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. The total dividends accumulated in the quarter ended December 31, 2009 was $1,000 and the total cumulated dividends not declared at December 31, 2009 was $27,000.

NOTE D- SUBSEQUENT EVENTS

CompuMed has evaluated subsequent events for potential recognition or disclosure in the consolidated financial statements through the date that the statements were issued, which was February 16, 2010.

ITEM 2.	MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Telecardiology & Telemedicine Services

CompuMed’s historical customer base for its telecardiology services has been the correctional healthcare segment. During the quarter, we were able to leverage the significant investments to expand our telecardiology and telemedicine platform supporting our CardioGram into new market segments. While much of the revenue impact from some of these new markets remains ahead of us, we established key new initial customer relationships in significant new markets. These include, (i) a new Fortune 50 customer in the occupational healthcare segment of our market, which we are now using to build a case study for the use and clinical effectiveness of our telecardiology product in the occupational healthcare marketplace, (ii) the continued expansion into the rural health market and (iii) the launch of a new point-of-care initiative aimed at pediatric cardiovascular disease screening in Florida with the University of Miami. These activities have allowed the Company to develop its capabilities to deliver services in primary care settings in addition to the institutional settings that have formed our core business to date.

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

Telemedicine and health information technology adoption are expected to be among the top 10 healthcare trends of the coming year, according to a report by PricewaterhouseCoopers, a top 10 Health Industry Issues in 2010: Squeezing The Juice Out Of Healthcare: December 2009.They forecast that the healthcare industry might rely on improved broadband connectivity and greater integration of healthcare technologies to further growth of the telemedicine market. Meanwhile, alternative care models could gain greater precedence over traditional in-office patient care. And, to qualify for federal incentives, more hospitals and healthcare providers will also embrace electronic health record systems. The No. 1 trend of 2010 is likely to be providers’ efforts to reduce healthcare costs, according to the report. Pricewaterhouse Coopers also predicts there will be greater adaptation to new healthcare regulations, and fraud and abuse recovery.

eHealth Initiatives

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

The Company is responding to these trends by planning an aggressive move into primary care markets for eHealth. During the quarter, we have been engaged in detailed business planning towards the market launch of consumer facing initiatives in calendar 2010 (eHealth initiative), which could include patient home monitoring and screening. We have also engaged into strategic discussion with possible joint venture partners that would accelerate and capitalize this market entry. We have not yet entered into any material joint ventures in this area, but the process of negotiation is on-going and we remain committed to including such strategic relationships as part of our market entry in the primary care markets. Partially to provide capitalization for the activities in support of its eHealth initiatives, and related joint ventures, the Company entered into an agreement to effect the private placement of up to 1,500,000 shares of the Company common stock at a price of $0.12 per share. The Company plans to close the private placement by March 31, 2010.

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

We cannot, however, offer assurance that any of these strategies, joint venture, market expansions or capitalizations will be successful in growing the business or that our products will ultimately prove to be effective in these new markets.

During the quarter, some of our significant State correctional contracts came due for renewal. The Company succeeded to renew 100% of its contracts and in most cases was able to increase the number of facilities or patients under contract.

Our correctional customers responded to the fiscal pressures on their budget by eliminating wide screening of patients, and limiting use of our services to at-risk patients. This trend depressed revenue throughout the quarter, but was partially offset by the increase in overall customers under contracts.

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

The Company continues to address a worldwide market for its skeletal health products, we focused marketing effort in China where demand has been increasing. The Company believes that Osteoporosis affects more than 200 million people worldwide and is especially prevalent in China, where the traditional diet lacks calcium. According to China's most recent national census, about 100 million Chinese citizens suffer from the disease in various stages. During the fiscal year, a large scale study led and presented by renowned osteoporosis researcher Dr. Jianhua Wang at the recent 6th International Conference on Bone and Mineral Research in Hohhot, China specifically affirmed the precision and accuracy of CompuMed’s OsteoGram system for low cost osteoporosis screening. Dr. Wang's presentation titled "Study on Measurement of Phalangeal Bone Density by Radiographic Absorptiometry" presented extremely precise results when performing short-term repeated tests with CompuMed's OsteoGram system. In addition, the study outcome was highly correlated to China's popular osteoporosis normal database, confirming the high accuracy of OsteoGram. Radiographic absorptiometry (RA) is a technique for bone mass measurement from radiographs of peripheral sites, most commonly the hand or heel. This was one of the largest and most thorough studies ever performed to study the value of RA in measuring bone mineral density. We believe that the results further confirmed that the OsteoGram is an effective and efficient alternative to costly DXA systems.

In July 2008, CompuMed announced that the Company had received approval from China's State Food and Drug Administration (SFDA) to sell the OsteoGram system and therefore work with Chinese OEMs to penetrate the Chinese market for osteoporosis screening.

The Company has continued to grow the number of units placed in China, principally through its distribution partners in China. While encouraging as a trend, the volume of units is small in comparison to the total market potentials. Recognizing the potential importance of certain overseas markets such as China, and the fact that the Company might need to expand its marketing and R&D effort in those markets beyond what it has the resources to accomplish alone, the Company is exploring entering into a joint venture or other strategic relationship with potential strategic partners to expand its international market reach. Currently the products are marketed in China through its master distributor, Rayco, a unit of Carestream Health.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2009 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2008.

Total revenues for the first quarter ended December 31, 2009 decreased by 20.8% to $427,000 from  $539,000 for the same quarter in 2008 due to a decrease in equipment sales and services for both ECG and OsteoCare product lines.

ECG services revenue, which consists of ECG processing, equipment rental, over-reads and maintenance, during the first quarter of fiscal 2010, decreased by 12.3% to $379,000 from $432,000 for the same period in fiscal 2009. The decrease was due to continued expense cutting by certain State Department of Corrections, which resulted in more restrictive usage of our systems, partially offset by continued growth of total number of sites under contract. It is unclear how long this pattern of budget driven diminished utilization might endure, but the Company is adapting by adjusting its cost basis to this new reality.

ECG product and supplies sales revenue for the first quarter of fiscal 2010 decreased by 52.52% to $19,000 from $40,000 for the same period in fiscal 2009 due to the cyclical nature of equipment purchases and capital budget associated with new contracts from State Department of Corrections that occurred last year but did not occur this year.

Skelettal Health products and services (OsteoGram and OsteoMeter) revenue for the first quarter of fiscal 2010 decreased by 56.7% to $29,000 from $67,000 for the same period in fiscal 2009 due to continued negative pressures on imaging equipment purchasing in the US as well as the timing of certain budget cycles connected with China purchase. Historically sales of these products have tended to be lumpy and quarter to quarter comparisons have not necessarily indicated trends for the remaining fiscal year.

Lower ECG processing and equipment sales during the first quarter of fiscal 2010 resulted in lower cost of services by 11.5% to $170,000 and costs of goods sold by 50.0% to $14,000 compared to $192,000 and $28,000 in fiscal 2009, respectively.

Cost of goods sold of OsteoGram and Osteometer for the first quarter of fiscal 2010 was $8,000 compared to none in fiscal 2009. This cost was related to the Osteometer, and did not result from OsteoGram.

Selling expenses for the first quarter of fiscal 2010 decreased by 22.5% to $79,000 from $102,000 for the same period in fiscal 2009 due to continued cost reduction campaigns implemented by the Company.

General and administrative expenses for the first quarter of fiscal 2010 decreased by 4.4% to $263,000 from $275,000 for the same period in fiscal 2009 due to overall cost cutting measures implemented by the Company.

Research and development costs for the first quarter of fiscal 2010 decreased by 92.6% to $2,000 from $27,000 for the same period in fiscal 2009. The reduction was a result of the re-alignment of priorities relating to product development as well as the completion of many projects now in the marketplace.

During the three months ended December 31, 2010 and 2009, the non-cash stock-based compensation charge included in the expenses above was $16,000 and $32,000, respectively.

Interest and dividend income for the first quarter of fiscal 2010 decreased by 100% to $0 from $1,000 for the same period in fiscal 2009 due to selling of all marketable securities to provide readily accessible funds for operations.

Interest expense for the first quarter of fiscal 2010 decreased by 55.0% to $9,000 from $20,000 for the same period in fiscal 2009. The decrease was due to the elimination of the 1% interest related to the $4 million Credit Line pursuant the Amended Credit Agreement entered on December 16, 2008 between the Company, as Borrower, and Boston Avenue Capital, LLC.

Net loss for the first quarter of fiscal 2010 increased by 9.2% to $155,000 compared to $142,000 in fiscal 2009 due to lower revenue in both ECG and OsteoCare business lines.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

OPERATIONS

At December 31, 2009, we had $117,000 in cash and investments compared to a balance of $208,000 at September 30, 2009, a net decrease of $91,000. Commencing with the second quarter of fiscal 2008, the Company implemented a significant campaign of cost reductions and was able to reduce the cash burn rate by the first fiscal quarter of 2009. The Company will continue to assess the performance of its product lines and business units and may engage in further cost-cutting measures as well as other possible strategic transactions involving third parties for any non-performing product line, with a goal to achieve cash flow positive status as soon as possible.

Our net cash used in operating activities was $72,000 in the three months ended December 31, 2009 compared to $148,000 for the same period in 2009, a decrease of $76,000. Significant components of net cash used in operating activities for the three months ended December 31, 2009 included a $5,000 decrease in accounts receivable due to recovery of some customers’ delinquent accounts and $20,000 increase in accounts payable mostly related to equipment financing.

There were no cash purchases of property and equipment for the three months ended December 31, 2009 compared to $3,000 paid during the same period in fiscal 2009.

The Company anticipates that its cash flow from operations and available cash will be sufficient to meet its anticipated financial needs for at least the next 12 months assuming that no significant downturn in its business occurs. There can be no guarantee that the Company will achieve this result, however, resulting in the Company needing to raise additional capital in the future or draw down on its available credit line. Such sources of financing might not be available on reasonable terms or at all. Failure to raise capital when needed could adversely impact the Company’s business, operating results and liquidity. Additionally, the Company may find it desirable to raise additional equity capital to accelerate its strategic objectives. However there can be no guarantees that the Company will be able to do so or that such capital will be available. If additional funds were raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to the Company’s common stock. The Company’s Common stock is currently quoted on the over-the-counter bulletin board, which may make it more difficult to raise funds through the issuance of equity securities. These additional sources of financing may not be available on acceptable terms, if at all. Additionally we are exploring joint ventures, acquisitions and other forms of strategic transactions, which might cause us to require additional capital. The Company plans to make use of its existing credit facility for such transactions. However there is no guarantee that the Company will be able to enter in such a transaction or that it would be at terms consistent with the available credit facility.

In December 2009, the Company entered into an agreement to effect the private placement of up to 1,500,000 shares of the Company's common stock at a price of $0.12 per share. The Company plans to close the private placement by March 31, 2010.

CAPITAL COMMITMENTS

Our primary capital resource commitments at December 31, 2009 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals, OsteoMeter machines and for our corporate office facility.  During the three months ended December 31, 2009, the Company entered into a capital lease obligation for equipment at the cost of $27,500. This obligation bears an interest rate of 19.65%, is payable at $800 per month, and matures on August 2013.

FINANCING ACTIVITIES

In December 2009, the Company entered into an agreement to effect the private placement of up to 1,500,000 shares of the Company's common stock at a price of $0.12 per share. The Company plans to close the private placement by March 31, 2010.

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

We are also potentially vulnerable by fiscal and budget crisis on the part of the States that are our principal customers. The Company receives significant revenues from the States of California, Illinois, New York and Florida and any significant budget problems in those states could adversely affect us.

Our services are regulated by both Federal and State regulators. Many policies relating to telemedicine regulatory and licensing oversight are evolving often on a state- by- state basis. We might be forced to change or cease offering certain services if some of the regulatory or licensing landscape changes. This could have a material effect on our business.

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

We have a significant amount of property, equipment and intangible assets, including patents. In accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), “Accounting for the Impairment or Disposal of Long Lived Assets,” we review our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived and amortizable intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to the future operating cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their fair value.

ECG sales and services revenue is recognized in accordance with guidance issued by  “FASB” as the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) the product has been delivered or the services have been rendered, (3) the fee is fixed or determinable, and (4) collectability of the fee is reasonably assured.

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

OsteoGram software revenue is recognized in accordance with guidance issued by  “FASB”as the following criteria have been met: (1) persuasive evidence of an arrangement exits, (2) the software has been delivered, (3) the fee is fixed or determinable, and (4) collectability of the fee is probable. OsteoGram PCS revenue is recognized in accordance with guidance issued by  “FASB” as the following criteria have been met: (1) the PCS is part of the initial license (software) fee, (2) the PCS period is for one year, (3) the estimated cost of providing the PCS is immaterial, (4) we do not offer upgrades and enhancements during the PCS arrangement. Our policy is to accrue all estimated costs of providing the PCS services.

OsteoMeter rental is recognized monthly over the terms of the customer rental agreement. This is in accordance with guidance issued by  “FASB” as the following criteria has been met: (1) persuasive evidence of an arrangement exists, (2) the product has been delivered or the services have been rendered, (3) the fee is fixed or determinable, and (4) collectability of the fee is reasonably assured.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1	Amended Revolving Line of Credit Agreement dated December 16, 2008 (filed as Exhibit 10.26 on Form 8-K filed December 17, 2008 and incorporated herein by reference).

10.2	Consulting Agreement between the Company and Mark Crockett, dated November 24, 2009 (filed as Exhibit 99.1 on Form 8-K filed November 25, 2009).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPUMED, INC.

Date: February 16, 2010	By:	/s/ Maurizio Vecchione
Maurizio Vecchione
Interim Chief Executive Officer

Date: February 16, 2010	By:	/s/ Phuong Dang
Phuong Dang
Secretary, Controller and Principal Financial Officer