Form 10-Q
period 2010-03-31
COMPUMED INC
filed 2010-05-17
CIK 700998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

COMPUMED, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-14210	95-2860434
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

5777 West Century Blvd. , Suite 360 Los Angeles, CA 90045
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

Large accelerated filer	☐	Accelerated filer		☐
Non-accelerated filer	☐	Smaller reporting company		☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		☐	Yes	☑	No

The number of shares outstanding of the registrant’s common stock as of April 30, 2010 was 27,093,742.

COMPUMED, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM  1.   FINANCIAL STATEMENTS.

CONDENSED BALANCE SHEETS
COMPUMED, INC.

	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	241,000	97,000
Investments, at fair market value	-	111,000
Accounts receivable, less allowance of $16,000 (March 2010) and $14,000 (September 2009)	229,000	293,000
Inventories	20,000	18,000
Prepaid expenses and other current assets	19,000	17,000

TOTAL CURRENT ASSETS	509,000	536,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,502,000	1,388,000
Furniture, fixtures and leasehold improvements	76,000	76,000
Equipment under capital leases	315,000	421,000

	1,893,000	1,885,000

Accumulated depreciation and amortization	(1,614,000)	(1,556,000)

TOTAL PROPERTY AND EQUIPMENT	279,000	329,000

OTHER ASSETS
Patents, net of accumulated amortization of $35,000 (March 2010) and $30,000 (September 2009)	124,000	127,000

Other assets	18,000	15,000

TOTAL OTHER ASSETS	142,000	142,000

TOTAL ASSETS	930,000	1,007,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	190,000	153,000
Accrued liabilities	99,000	118,000
Unearned revenue- ECG processing	2,000	2,000
Current portion of capital lease obligations	67,000	70,000

TOTAL CURRENT LIABILITIES	358,000	343,000

Capital lease obligations	100,000	108,000

TOTAL LIABILITIES	458,000	451,000

STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -
issued and outstanding - 8,400 shares	1,000	1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
issued and outstanding - 300 shares	-	-

Preferred Stock- Class D 2% convertible -
issued and outstanding - 4,167 shares	-	-

Common Stock, $0.01 par value - authorized 50,000,000 shares,	272,000	262,000
issued and outstanding - 27,093,742 shares (March 2010) and 26,093,742 shares (September 2009)

Additional paid-in capital	36,626,000	36,497,000

Accumulated deficit	(36,427,000)	(36,204,000)

TOTAL STOCKHOLDERS' EQUITY	472,000	556,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	930,000	1,007,000

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
COMPUMED, INC.

	Three Months Ended March 31,		Six Months Ended March 31,

	2010	2009	2010	2009

REVENUE FROM OPERATIONS
ECG services	409,000	458,000	788,000	890,000
ECG product and supplies sales	15,000	34,000	34,000	74,000
OsteoGram and Osteometer sales and services	47,000	70,000	76,000	137,000

TOTAL REVENUE	471,000	562,000	898,000	1,101,000

OPERATING EXPENSES
Costs of ECG services	170,000	160,000	340,000	352,000
Cost of goods sold-ECG	10,000	19,000	24,000	47,000
Cost of goods sold - OsteoGram(R) and Osteometer	8,000	1,000	16,000	1,000
Selling expenses	83,000	99,000	162,000	201,000
Research and development	2,000	9,000	4,000	36,000
General and administrative expenses	229,000	225,000	492,000	500,000
Depreciation and amortization	30,000	37,000	67,000	75,000
				--
TOTAL OPERATING EXPENSES	532,000	550,000	1,105,000	1,212,000

OPERATING INCOME (LOSS)	(61,000)	12,000	(207,000)	(111,000)

Interest income and dividends	-	-	-	1,000
Interest expense	(7,000)	(12,000)	(16,000)	(32,000)

NET LOSS	(68,000)	-	(223,000)	(142,000)

NET LOSS PER SHARE (Basic and diluted)	(0.00)	0.00	(0.01)	(0.01)
Weighted average number of common
shares outstanding	26,745,705	25,882,643	26,437,330	25,882,643

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
COMPUMED, INC.

	Six Months Ending March 31,

	2010	2009
		-
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	(223,000)	(142,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	13,000	-
Stock-based compensation	33,000	55,000
Depreciation and amortization	67,000	75,000
(Increase)/Decrease in accounts receivable	64,000	(29,000)
(Increase)/Decrease in inventories, prepaid expenses and other assets	(5,000)	19,000
Increase/(Decrease) in accounts payable and other liabilities	18,000	(55,000)

NET CASH USED IN OPERATING ACTIVITIES	(33,000)	(77,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Sale of marketable securities	111,000	26,000
Purchase of other asset	(2,000)	(3,000)
Purchase of property and equipment	-	(1,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	109,000	22,000

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(38,000)	(52,000)
Net offering of the private placement of Bathgate Capital	106,000	-

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	68,000	(52,000)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	144,000	(107,000)

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD	97,000	269,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	241,000	162,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	16,000	32,000
Equipment acquired under capital lease	27,000	47,000
Disposal of fixed assets, cost	19,000	2,000

The accompanying notes are an integral part of these condensed financial statements.

COMPUMED, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Description of Business: CompuMed, Inc. (the Company) is a medical telemedicine and eHealth provider focusing on the diagnosis, monitoring and management of several costly, high incidence diseases, particularly cardiovascular disease and osteoporosis. The Company's primary business is the provisioning of specialized Cardiology services to primary care settings that do not have access to specialists, particularly in Cardio Vascular disease. We use telemedicine to link specialists to primary care patients and provide a number of diagnostic and disease management services, including the centralized interpretation of electrocardiograms ("ECGs"). We have also developed and marketed diagnostic technologies for skeletal health and bone disease, including the diagnoses of osteo-arthritis and osteoporosis. The Company applies digital workflows, telemedicine, eHealth, medical informatics, medical imaging, telecommunications and networking technologies to provide services to medical providers, professionals and patients, to deliver cost-effective point-of-care solutions, disease risk assessment, diagnosis and management as well as decision support.

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. For further information, refer to the financial statements for the year ended September 30, 2009 and the notes thereto included in the Company's Annual Report on Form 10-K.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business.  The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to reduce its operating losses and negative cash flows, and the ability to draw from our existing revolving line of credit or other sources of financing. However, the Company has made significant progress towards reducing its cash burn starting in the first quarter of fiscal 2009. The Company is continually assessing the performance of its product lines and business units and may engage in further cost-cutting measures as well as other possible strategic transactions involving third parties for any non-performing product line, with a goal to achieve cash flow positive status as soon as possible. The Company used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company has raised funds from 1997 through 2010 through stock issuances and proceeds from the exercise of certain stock options and warrants. During the second quarter of fiscal 2010, the Company received net proceeds of $106,000 from a private placement of 1,000,000 shares of the Company’s Common Stock. The Company also has access to a $4M revolving line of credit pursuant to the “Amended Credit Agreement” entered in December 16, 2008.  Any advances on this credit line must be unanimously approved by the Board of Directors.  At March 31, 2010, there have been no draws made against this revolving line of credit.

The balance sheet at September 30, 2009 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company had a net loss of $223,000 for the six-month period ended March 31, 2010 and $142,000 for the same period in 2009. However, the Company has implemented a significant campaign of cost reductions and anticipates that it will result in improvement in  cash flows from operations. CompuMed plans to expand its present network of  Cardiogram sites nationwide by launching a series of initiatives designed to deliver its telecardiology services, via industry partners that already provide healthcare services, to underserved markets in the geriatric, pediatric and rural  settings.

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

.STOCK-BASED COMPENSATION

The Company accounts for stock options in accordance with FASB ASC Topic 718 using the modified prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized on a straight-line basis over the options' vesting period. Stock-based compensation was $33,000 and $55,000 for the three months ended March 31, 2010 and 2009, respectively.

A summary of the stock options activity and related information for the six months ended March 31, 2010 is as follows:

		Weighted-
		Average
		Exercise
	Shares	Price

Options outstanding, beginning of period	8,226,748	$0.29
Options granted	300,000	$0.10
Options forfeited/canceled	(449,100)	$0.63

Options outstanding, end of period	8,077,648	$0.27

Options exercisable, end of period	7,322,648	$0.27

During the six months ended March 31, 2010, the Company granted an aggregate of 640,000 warrants and options to purchase shares of common stock, of which 300,000 warrants were issued to the Chief Executive Officer, 100,000 options to the Principal Financial Officer, and the remaining to certain key employees and consultants.

The fair value of the options and warrants granted during the six months ended March 31, 2010 is estimated at $23,000. The fair value is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Dividend yield: 0%

Volatility: 21.05% to 24.20%

Risk-free interest rate: 1.40% to 3.85%

Expected Life: 3 to 10 years

PER SHARE DATA

The Company reports its earnings (loss) per share in accordance with FASB ASC Topic 260. Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. Shares from the assumed conversion of outstanding warrants, options and the effect of the conversion of the Class A Preferred Stock and Class B Preferred Stock are omitted from the computations of diluted loss per share because the effect would be anti-dilutive.

Six Months Ended March 31, 2010
Net loss	(223,000)
Less: preferred stock dividends	(67,000)
Net loss available to common stockholders	(290,000)

Net loss per common share (basic and diluted)	$(0.01)
Weighted average number of common shares outstanding	26,437,330

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

Level Input	Input Definition:

Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$241,000	$-	$-	$241,000

Total assets	$241,000	$-	$-	$241,000

For certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

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

NOTE C- COMMITMENTS AND CONTINGENCIES

During the six months ended March 31, 2010, the Company entered into a capital lease obligation for equipment at the cost of $27,500. This obligation bears an interest rate of 19.65%, is payable at $800 per month, and matures on August 2013. The range of interest rates on capital leases outstanding as of March 31, 2010 was 14.72% to 19.65%.

The following is a summary, as of March 31, 2010, of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

Fiscal Year	Capital Lease	Operating Leases
2010	$49,000	94,000
2011	76,000	176,000
2012	55,000	174,000
2013	27,000	71,000
	207,000	515,000
Less amount representing interest	40,000
Net minimum lease payment	167,000
Less current portion	67,000
Present value of net minimum payment, less current portion	$100,000

Rental expenses under operating leases for the six months ended March 31, 2010 and 2009 were $83,000 and $88,000, respectively.

The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. The total dividends accumulated in the quarter ended March 31, 2010 was $2,000 and the total cumulated dividends not declared at March 31, 2010 was $28,000.

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

CompuMed has created an electronic telemedicine infrastructure to link clinical cardio-vascular data collected at the patient’s point of care, such as 12-lead ECGs, provide computerized interpretation of the data and to transmit that data to cardiologists for over-read interpretations. Our innovation in this area is the workflow technology being used to manage the inflow of data to its servers, and the routing of that data to a network of cardiologists who provide interpretations under contracts. Our services are available 7x24 and are designed to support general clinical workflows. We have specialized expertise and intellectual properties in electronic workflow, telemonitoring, imaging and analysis. Our services and products are designed to improve healthcare provider workflow and patient care, while reducing costs. We also develop imaging based diagnostic systems for the detection of certain musculoskeletal diseases such as Osteoporosis.

We are registered with the Food & Drug Administration, (FDA) and our medical devices including those used in our core products CardioGram™, OsteoGram® and OsteoCare™, are cleared by the FDA. Our products and services are reimbursable by Medicare and many private insurers.

The CardioGram is an electronic workflow and telemedicine application focused on tele-cardiology. We have been a supplier of telemedicine services for more than twenty years and have established one of the nation's largest networks for electronic processing of electrocardiograms on a near-real-time basis, providing ECG equipment and services to hundreds of healthcare providers throughout the U.S and performing tens of thousands of ECG interpretations annually. Using our customized electrocardiogram terminals, an electrocardiogram is acquired from a patient, digitized, transmitted in electronic form to our central computers for digital workflow processing, analyzed and received back on the electrocardiogram terminal where the electrocardiogram trace and computer interpretation are printed,- all within a few minutes. If necessary, we can provide an "overread" by a cardiologist and return the results within a short time frame, often in under an hour. We bill for this service on a per-use basis, and we sell or rent a full range of electrocardiogram machines and supplies including electrodes, recording paper, gel, and patient cables. CardioGram can also be used to manage electronic records in connection of electronic medical records and digital workflow applications.

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

 Telecardiology & Telemedicine Services

CompuMed’s historical customer base for its telecardiology services has been the correctional healthcare segment. During the quarter, we were able to leverage the significant investments to expand our telecardiology and telemedicine platform supporting our CardioGram into new market segments. While much of the revenue opportunity from some of these new markets remains ahead of us, we established new initial customer relationships in new markets. These include, (i) California test sites in pediatric in connection with school based health clinics for pre-athletic and other at-risk students, and (ii) the continued expansion into the rural health market.

Frost and Sullivan, US ECG and Cardiac Monitoring Products and Services Markets, 2006, estimates the overall market size for ECG services in clinical care settings will exceed $1billion in 2010. Additionally trends towards telemedicine use in support of diagnosis and treatment of disease, including cardiovascular disease, appear to be accelerating due to recent push from the federal government, healthcare reform and cost reductions. We believe that we might be at a strategic inflection point in the marketplace acceptance of our telemedicine services in the broader point of care clinical market, and believe we might have the opportunity to move the Company into a position of leadership in providing telecardiology services to primary care patients, including to patients directly at home. Currently our products have been used principally in institutional settings within certain niches, but some of our activities during the year in pediatrics, rural and occupational healthcare have allowed us to test both technology and reimbursements for this primary care targets.

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

As a result, the Company is in the process of expanding its capabilities to deliver services in primary care to new eHealth markets including geriatric, pediatric and rural areas. The Company believes the timing is favorable for CompuMed to enter these markets, as reimbursement policies are changing to encourage telemedicine-based services as a means to reduce costs while improving the quality of care for underserved patients. There are recent trends suggesting that reimbursers are recognizing it’s vastly more cost effective to provide certain diagnostic and clinical services to patients outside of the hospital setting whenever possible, like doctors’ offices, schools, nursing homes and other point-of-care facilities in medically underserviced markets or ‘MUAs.  In response to the increasing demand, we have begun to offer CardioGram as a proven, cost-efficient and easily deployable telemedicine platform to deliver quality cardio vascular specialist care to patients in these markets.

Additionally there is increasing clinical evidence (http://www.liebertonline.com/doi/abs/10.1090/tmj.2008.0021), especially in cardio-vascular care, of improved clinical outcomes and fewer hospital stays for patients with access to telemedicine, which can help the reimburser’s bottom line while also helping patients,(http://www.sciencedaily.com/releases/2008/05/080501161223.htm).

These changing reimbursement policies are also being driven by national trends in healthcare reform and legislation. Policy groups are demanding better cardiac care for MUAs, which represents an estimated 12 percent of the U.S. population, (http://hrc.nwlc.org/status-indicators/Womens- Access-to-Health-Care-Services/People-in-Medically-Underserved-Areas-aspx) and new federal funding and tax incentives are promoting broader adoption of eHealth technologies.

To reach these underserved markets, CompuMed plans to launch a series of initiatives designed to deliver its telecardiology services via industry partners that already provide healthcare services to underserved markets in the geriatric, pediatric and rural settings. The Company begun validating these approaches through early trial implementations it conducted in these markets during 2009, including the  CardioKids project in Florida targeting pediatric markets and various projects in rural medicine. This validation has included installing our CardioGram systems at target locations, testing the workflow associated with these new markets, validating the ability by the providers to obtain reimbursements from a variety of private and public providers and testing our ability to link specialists from the necessary sub-specialty of cardiology, such as pediatrics. We have learned a number of key factors from those operations and are in the process of incorporating those learning into an expanded offering for additional markets. We are also in the process of creating case-studies that we expect to use to publish to support our market outreach strategies.

CompuMed’s geriatric target market includes nursing homes, long-term care, assisted living and rehabilitation facilities that are all underserved by cardiology specialists, yet are experiencing increasing growth in cardiovascular (CV) disease. According to a National Health and Nutrition Examination Study (NCHS), about 80 million Americans have a CV condition, with the vast majority at risk over age 60 – the nation’s fastest growing age group.

Additionally there is increasing clinical evidence in the published literature that close monitoring of CV patients can lead to improved clinical outcomes, including as it relates to drug therapies. In part, this is because patients can better understand the causes and effects of their treatments, and physicians have more and longer-term patient data upon which to base their treatment decisions.

Multiple factors are also increasing the attention on improving cardiac care for our nation’s youth. In its approach to the pediatric market, CompuMed plans to build upon the CardioGramKids™ parental education program it introduced last summer, designed to help parents identify at-risk kids taking psychotropic medication and those participating in athletic events.

According to the US Census Bureau, there are more than 55 million children enrolled in schools nationwide and we estimate that large percentage participate in school sponsored sports. Our strategy envisions partnering with school- based health care clinics. By partnering with school-based health clinics, we can provide wider screening for CV disease in the segment of this population that has risk factors, and in so doing identify earlier the children and adolescents at risk for adverse cardiac conditions.

According to Science Daily (2008 --http://www.sciencedaily.com/releases/2008/07/080703203243.htm), one young competitive athlete dies every three days from an unrecognized cardiovascular disorder in the US. In the majority of cases, the athletes appear healthy and there is no previous clinical sign of heart problems. The clinical usefulness of pre-screening programs to identify people at high risk has been hotly debated but consensus appears to be emerging that there should be some kind of pre-screening program involving electrocardiogram (ECG). We have begun entering into relationships with educational healthcare providers to begin running this type of screening as a natural extension of our pediatric program for some of their student population for which screening is medically indicated. It is too early, however, to predict how many patients and ultimately what the volume of new tests these relationships will generate for the Company.

While the markets for our products appear to be extensive, there can be no guarantees, that the strategy of expanding our historical correctional and institutional markets to these broader markets will be successful in the long run, or that the Company will succeed in generating new material revenues or profits from these businesses. Key assumptions relating to these new markets, their willingness to accept our solutions and our ability to scale our offering into these markets are still largely untested. Without additional capital, we may not be able to effectively execute our plans for market expansion.

We are also continuing to be engaged into strategic discussions with possible partners that could accelerate and/or capitalize our new market entry. The process of negotiation is on-going and we remain committed to including such strategic relationships as part of our market entry in these primary care markets.

Partially to provide capitalization for the activities in support of its eHealth initiatives, and related joint ventures, the Company entered into an agreement to effect the private placement of 1,000,000 shares of the Company's common stock at a price of $0.12 per share and received net proceeds of $106,000 during the second quarter of fiscal 2010. The Company might seek additional equity funding to finance its market expansion at some point in the future. There are no guarantees that the Company will be successful in raising such funds or that it may raise them at terms that would be attractive. If the Company does not have sufficient capital, it might need to reduce its operations, and it might not have sufficient capital to execute in its expansion plan.

Our correctional customers continued to respond to the fiscal pressures on their budget by eliminating wide screening of patients, and limiting use of our services to at-risk patients. This trend depressed revenue throughout the quarter, but was partially offset by the increase in overall customers under contracts. We have no indication of when, if at all, our correctional customers might relax these reduced usage patterns, and restore historical usage patterns. At this time our planning is focusing on new customers that might not be affected as much but State and other government budget cycles.

We are currently providing ECG services to 975 sites, nationwide and perform tests on an average of 75,000 patients totaling an average of over 100,000 tests annually.

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

RESULTS OF OPERATIONS FOR THE QUARTER AND THE SIX MONTHS ENDED MARCH 31, 2010 COMPARED TO THE SAME PERIOD OF FISCAL 2009.

Total revenues for the second quarter decreased by 16.2% to $471,000 from $562,000 for the same quarter of 2009, and for the six months ended March 31, 2010, decreased by 18.4% to $898,000 from $1,101,000 for the same period in 2009 due to the global economic downturn which resulted in lower sales and services in our ECG and Skeletal Health product lines.

ECG services revenue, which consists of ECG processing, equipment rental, over-reads and maintenance, during the second quarter of fiscal 2010, decreased by 10.7% to $409,000 from $458,000 for the same quarter of fiscal 2009, and for the six months ended March 31, 2010, decreased by 11.5% to $788,000 from $890,000 for the same period in 2009. The decrease was due to continued expense cutting by certain State Department of Corrections, which resulted in more restrictive usage of our systems, partially offset by continued growth of total number of sites under contract. It is unclear how long this pattern of budget driven diminished utilization might endure, but the Company is adapting by adjusting its cost basis to this new reality.

ECG product and supplies sales revenue for the second quarter of fiscal 2010 decreased by 55.9% to $15,000 from $34,000 for the same quarter of fiscal 2009, and for the six months ended March 31, 2010, decreased by 54.1% to $34,000 from $74,000 for the same period in 2009 due to the cyclical nature of equipment purchases and capital budget associated with new contracts from State Department of Corrections that occurred last year but did not occur this year.

Skeletal Health products and services revenue consist of OsteoGram and OsteoMeter sales and services. During the second quarter of fiscal 2010, OsteoGram revenue decreased by 59.1% to $27,000 from $66,000 for the same quarter of 2009, and for the six months ended March 31, 2010, decreased by 63.1% to $48,000 from $130,000 for the same period in 2009 due to continued negative pressures on imaging equipment purchasing in the US as well as the timing of certain budget cycles connected with China purchase. Historically sales of these products have tended to be lumpy and quarter to quarter comparisons have not necessarily indicated trends for the remaining fiscal year. Conversely,  Osteometer revenue for the second quarter increased by 400% to $20,000 from $4,000 for the same quarter in 2009, and for the six months ended March 31, 2010, increased by 300% to $28,000 from $7,000. This increase was related to equipment sales.

Cost of ECG services during the second quarter of fiscal 2010 increased by 6.3% to $170,000 from $160,000 for the same quarter of 2009, due to cost of software maintenance on certain ECG machines. For the six months ended March 31, 2010, the cost of services decreased by 3.4% to $340,000 from $352,000 for the same  period of 2009, due to the continued cost cutting measures implemented by the Company since 2008.

Cost of goods sold of ECG during the second quarter decreased by 47.4% to $10,000 from $19,000 for the same quarter of 2009, and for the six months ended March 31, 2010, decreased by 48.9% to $24,000 from $47,000 for the same period in 2009, due to lower ECG product and supplies sales mentioned above.

 Cost of goods sold of OsteoGram and Osteometer for the three and six months ended March 31, 2010 was $8,000 and $16,000, respectively, compared to $1,000 for the three and six months ended March 31, 2009. This cost was related mostly to Osteometer and is consistent with the increases in Osteometer revenue mentioned above..

Selling expenses for the second quarter of fiscal 2010 decreased by 16.2% to $83,000 from $99,000 for the same quarter of fiscal 2009, and for the six months ended March 31, 2010, decreased by 19.4% to $162,000 from $201,000for the same period in fiscal 2009. This decrease was related mostly to lower commission expenses associated with lower OsteoGram sales.

General and administrative expenses for the second quarter of fiscal 2010 increased by 1.8% to $229,000 from $225,000 for the same quarter of fiscal 2009, due to increased in public relations cost. For the six months ended March 31, 2010, the expenses decreased by 1.6% to $492,000 from $500,000 for the same period in fiscal 2009, due to overall cost cutting measures implemented by the Company.

Research and development costs for the second quarter of fiscal 2010 decreased by 77.8% to $2,000 from $9,000 for the same quarter of fiscal 2009, and for the six months ended March 31, 2010, decreased by 88.9% to $4,000 from $36,000 for the same period in fiscal 2009. The cost reduction was a result of the re-alignment of priorities relating to product development as well as the completion of many projects now in the marketplace.

During the second quarter of fiscal 2010 and 2009, the non-cash stock-based compensation charges included in the expenses above were $17,000 and $16,000, respectively. For the six months ended March 31, 2010 and 2009, they were $33,000 and $55,000, respectively.

There were no interest and dividend income during the six months ended March 31, 2010 and $1,000 for the same period in 2009.

Interest expense for the second quarter of fiscal 2010 decreased by 41.7% to $7,000 from $12,000 for the same period of fiscal 2009, and for the six months ended March 31, 2010, decreased by 50.0% to $16,000 from $32,000, due to the elimination of the 1% interest related to the $4 million Credit Line pursuant the Amended Credit Agreement entered on December 16, 2008 between the Company, as Borrower, and Boston Avenue Capital, LLC.

Net loss for the second quarter of fiscal 2010 increased to $68,000 compared to $0 in fiscal 2009, and for the six months ended March 31, 2010, increased to $223,000 from $142,000 for the same period in 2009. The Company suffered the greater loss of revenue during this quarter because of the global economic downturn.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

OPERATIONS

At March 31, 2010, we had $241,000 in cash and investments compared to a balance of $208,000 at September 30, 2009, a net increase of $33,000. Commencing with the second quarter of fiscal 2008, the Company implemented a significant campaign of cost reductions and was able to reduce the cash burn rate by the first fiscal quarter of 2009. The Company will continue to assess the performance of its product lines and business units and may engage in further cost-cutting measures as well as other possible strategic transactions involving third parties for any non-performing product line, with a goal to achieve cash flow positive status as soon as possible.

Our net cash used in operating activities was $33,000 in the six months ended March 31, 2010 compared to $77,000 for the same period in 2009, a decrease of $44,000. Significant components of net cash used in operating activities for the six months ended March 31, 2010 included a $64,000 decrease in accounts receivable due to recovery of some customers’ delinquent accounts and $18,000 increase in accounts payable mostly due to certain deferred payments in connection with public relation and interest  expenses.

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

CAPITAL COMMITMENTS

Our primary capital resource commitments at March 31, 2010 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals, OsteoMeter machines and for our corporate office facility.  During the six months ended March 31, 2010, the Company entered into a capital lease obligation for equipment at the cost of $27,500. This obligation bears an interest rate of 19.65%, is payable at $800 per month, and matures on August 2013.

FINANCING ACTIVITIES

In December 2009, the Company entered into an agreement to effect the private placement of 1,000,000 shares of the Company's common stock at a price of $0.12 per share. During the second quarter of fiscal 2010, the Company received net proceeds of $106,000.

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

ECG sales and services revenue is recognized  as the following criteria have been met: (1) persuasive evidence of an arrangement exists, (2) the product has been delivered or the services have been rendered, (3) the fee is fixed or determinable, and (4) collectability of the fee is reasonably assured.

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

OsteoGram software revenue is recognized as the following criteria have been met: (1) persuasive evidence of an arrangement exits, (2) the software has been delivered, (3) the fee is fixed or determinable, and (4) collectability of the fee is probable. OsteoGram PCS revenue is recognized in accordance with guidance issued by  “FASB” as the following criteria have been met: (1) the PCS is part of the initial license (software) fee, (2) the PCS period is for one year, (3) the estimated cost of providing the PCS is immaterial, (4) we do not offer upgrades and enhancements during the PCS arrangement. Our policy is to accrue all estimated costs of providing the PCS services.

OsteoMeter rental is recognized monthly over the terms of the customer rental agreement, as the following criteria has been met: (1) persuasive evidence of an arrangement exists, (2) the product has been delivered or the services have been rendered, (3) the fee is fixed or determinable, and (4) collectability of the fee is reasonably assured.

Osteometer sales revenue is recognized upon shipment of the products and passage of title to the customer.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.    (RESERVED)

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

COMPUMED, INC.

Date: May 17, 2010	By:	/s/ Maurizio Vecchione
Maurizio Vecchione
Interim Chief Executive Officer

Date: May 17, 2010	By:	/s/ Phuong Dang
Phuong Dang
Secretary, Controller and Principal Financial Officer