Form 10-Q
period 2010-06-30
COMPUMED INC
filed 2010-08-16
CIK 700998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☑	No

The number of shares outstanding of the registrant’s common stock as of July 31, 2010 was 27,287,542.

COMPUMED, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM  1.   FINANCIAL STATEMENTS.

CONDENSED BALANCE SHEETS
COMPUMED, INC.

	June 30,	September 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$112,000	$97,000
Investments, at fair market value	-	111,000
Accounts receivable, less allowance of $17,000 (June 2010) and $14,000 (September 2009)	249,000	293,000
Inventories	17,000	18,000
Prepaid expenses and other current assets	17,000	17,000

TOTAL CURRENT ASSETS	395,000	536,000

PROPERTY AND EQUIPMENT
Machinery and equipment	1,503,000	1,388,000
Furniture, fixtures and leasehold improvements	76,000	76,000
Equipment under capital leases	343,000	421,000
	1,922,000	1,885,000

Accumulated depreciation and amortization	(1,640,000)	(1,556,000)

TOTAL PROPERTY AND EQUIPMENT	282,000	329,000

OTHER ASSETS
Patents, net of accumulated amortization of $38,000 (June 2010) and $30,000 (September 2009)	127,000	127,000

Other assets	18,000	15,000

TOTAL OTHER ASSETS	145,000	142,000

TOTAL ASSETS	$822,000	$1,007,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$196,000	$153,000
Accrued liabilities	83,000	118,000
Unearned revenue- ECG processing	2,000	2,000
Current portion of capital lease obligations	61,000	70,000

TOTAL CURRENT LIABILITIES	342,000	343,000

Capital lease obligations	86,000	108,000

TOTAL LIABILITIES	428,000	451,000

STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting - issued and outstanding - 8,400 shares	1,000	1,000

Preferred Stock- Class B $3.50 cumulative convertible voting - issued and outstanding - 300 shares	-	-

Preferred Stock- Class D 2% convertible - issued and outstanding - 4,167 shares	-	-

Common Stock, $0.01 par value - authorized 50,000,000 shares, issued and outstanding - 27,287,462 shares (June 2010) and 26,093,742 shares (September 2009)	274,000	262,000

Additional paid-in capital	36,675,000	36,497,000

Accumulated deficit	(36,556,000)	(36,204,000)

TOTAL STOCKHOLDERS' EQUITY	394,000	556,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$822,000	$1,007,000

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
COMPUMED, INC.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

REVENUE FROM OPERATIONS
ECG services	$395,000	$446,000	$1,183,000	$1,336,000
ECG product and supplies sales	35,000	21,000	69,000	95,000
OsteoGram and Osteometer sales and services	18,000	8,000	94,000	145,000

TOTAL REVENUE	448,000	475,000	1,346,000	1,576,000

OPERATING EXPENSES
Costs of ECG services	159,000	157,000	499,000	509,000
Cost of goods sold-ECG	21,000	15,000	45,000	62,000
Cost of goods sold - OsteoGram(R) and Osteometer	1,000	-	17,000	1,000
Selling expenses	77,000	69,000	239,000	270,000
Research and development	1,000	4,000	5,000	40,000
General and administrative expenses	242,000	230,000	734,000	730,000
Depreciation and amortization	29,000	40,000	96,000	115,000

TOTAL OPERATING EXPENSES	530,000	515,000	1,635,000	1,727,000

OPERATING INCOME (LOSS)	(82,000)	(40,000)	(289,000)	(151,000)

Interest income and dividends	-	-	-	1,000
Interest expense	(7,000)	(9,000)	(23,000)	(41,000)

NET LOSS	$(89,000)	$(49,000)	$(312,000)	$(191,000)

NET LOSS PER SHARE (Basic and diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	27,093,742	25,882,643	26,655,336	25,882,643

The accompanying notes are an integral part of these condensed financial statements.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
COMPUMED, INC.

	Nine Months Ending June 30,
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(312,000)	$(191,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	13,000	-
Stock-based compensation	44,000	78,000
Depreciation and amortization	96,000	115,000
(Increase)/Decrease in accounts receivable	41,000	41,000
(Increase)/Decrease in inventories, prepaid expenses and other assets	3,000	23,000
Increase/(Decrease) in accounts payable and other liabilities	(20,000)	(121,000)

NET CASH USED IN OPERATING ACTIVITIES	(135,000)	(55,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Sale of marketable securities	111,000	26,000
Purchase of other asset	(8,000)	(12,000)
Purchase of property and equipment	(1,000)	(1,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	102,000	13,000

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(58,000)	(78,000)
Net offering of the private placement of Bathgate Capital	106,000	-

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	48,000	(78,000)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	15,000	(120,000)

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD	97,000	269,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$112,000	$149,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	23,000	41,000
Equipment acquired under capital lease	27,000	47,000
Disposal of fixed assets, cost	19,000	35,000

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010. For further information, refer to the financial statements for the year ended September 30, 2009 and the notes thereto included in the Company's Annual Report on Form 10-K.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business.  The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to reduce its operating losses and negative cash flows, and the ability to draw from our existing revolving line of credit or other sources of financing. The Company is planning to raise additional equity capital. This capital is needed to drive the market expansion of the Company into new areas of telemedicine and to grow our overall revenues and market penetration. There can be no guarantee that the Company  may effect a successful financing upon acceptable terms to the Company and absent such financing the Company might have to delay its expansion plans or might have to curtail some or all of its operations. The Company is continually assessing the performance of its product lines and business units and may engage in further cost-cutting measures as well as other possible strategic transactions involving third parties for any non-performing product line. The Company used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company has raised funds from 1997 through 2010 through stock issuances and proceeds from the exercise of certain stock options and warrants.  The Company also has access to a $4M revolving line of credit pursuant to the “Amended Credit Agreement” entered in December 16, 2008.  Any advances on this credit line must be unanimously approved by the Board of Directors.  At June 30, 2010, there have been no draws made against this revolving line of credit.

The balance sheet at September 30, 2009 has been derived from the Company's year-end audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The Company had a net loss of $312,000 for the nine-month period ended June 30, 2010 and $191,000 for the same period in 2009. CompuMed plans to expand its present network of  Cardiogram sites nationwide by launching a series of initiatives designed to deliver its telecardiology services, via industry partners that already provide healthcare services, to underserved markets in the geriatric, pediatric and rural  settings.

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

.STOCK-BASED COMPENSATION

The Company accounts for stock options in accordance with FASB ASC Topic 718 using the modified prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized on a straight-line basis over the options' vesting period. Stock-based compensation was $45,000 and $78,000 for the nine months ended June 30, 2010 and 2009, respectively.

A summary of the stock options activity and related information for the nine months ended June 30, 2010 is as follows:

		Weighted-
		Average
		Exercise
	Shares	Price

Options outstanding, beginning of period	8,226,748	$0.29
Options granted	300,000	$0.10
Options forfeited/canceled	(459,100)	$0.64

Options outstanding, end of period	8,067,648	$0.27

Options exercisable, end of period	7,825,980	$0.27

During the nine months ended June 30, 2010, the Company granted an aggregate of 700,000 warrants and options to purchase shares of common stock, of which 300,000 warrants were issued to the Chief Executive Officer, 100,000 options to the Principal Financial Officer, and the remaining to certain key employees and consultants.

The fair value of the options and warrants granted during the nine months ended June 30, 2010 is estimated at $25,000. The fair value is estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Dividend yield: 0%

Volatility: 21.05% to 27.02%

Risk-free interest rate: 1.17% to 3.85%

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

Nine Months Ended June 30, 2010
Net loss	(312,000)
Preferred stock dividends	(78,000)
Net loss available to common stockholders	(390,000)

Net loss per common share (basic and diluted)	$(0.01)
Weighted average number of common shares outstanding	26,655,336

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

The following table summarizes fair value measurements by level at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$112,000	$-	$-	$112,000

Total assets	$112,000	$-	$-	$112,000

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

NOTE C- COMMITMENTS AND CONTINGENCIES

During the nine months ended June 30, 2010, the Company entered into a capital lease obligation for equipment at the cost of $27,500. This obligation bears an interest rate of 19.65%, is payable at $800 per month, and matures on August 2013. The range of interest rates on capital leases outstanding as of June 30, 2010 was 15.61% to 19.65%.

The following is a summary, as of June 30, 2010, of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

Fiscal Year	Capital Lease	Operating Leases
2010	$23,000	47,000
2011	76,000	176,000
2012	55,000	174,000
2013	27,000	71,000
	181,000	468,000
Less amount representing interest	34,000
Net minimum lease payment	147,000
Less current portion	61,000
Present value of net minimum payment, less current portion	$86,000

Rental expenses under operating leases for the nine months ended June 30, 2010 and 2009 were $126,000 and $131,000, respectively.

The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. The total dividends accumulated in the quarter ended June 30, 2010 was $2,000 and the total cumulated dividends not declared at June 30, 2010 was $28,000.

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

OVERVIEW

According to the Centers for Disease Control (CDC)/National Center for Health Statistics (NCHS), Centers for Disease Control and Prevention, National Center for Health Statistics, “Health, United States, 2008”, for persons born in the United States, the probability at birth that they will die of some form of cardiovascular disease (CVD) is 47 percent. Since 2007 the form of CVD remain the number one cause of death for men and women alike, and the number three cause of death for children under the age of 15 in the United States. Additionally, 3 to 4 people on average die every few minutes in the US from varying forms of CVD, which equals approximately 2,600 US lives daily.

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

Frost and Sullivan, (US ECG and Cardiac Monitoring Products and Services Markets, 2006), estimates the overall market size for ECG services in clinical care settings to be in excess of $1 billion in 2010. Additionally trends towards telemedicine use in support of diagnosis and treatment of disease, including cardiovascular disease, appear to be accelerating due to recent push from the federal government, healthcare reform and cost reductions. We believe that we might be at a strategic inflection point in the marketplace acceptance of our telemedicine services in the broader point of care clinical market, and believe we might have the opportunity to move the Company into a position of leadership in providing telecardiology services to primary care patients, including to patients directly at home. Currently our products have been used principally in institutional settings within certain niches, but some of our activities during the year in pediatrics, rural and occupational healthcare have allowed us to test both technology and reimbursements for this primary care targets. Additionally recent trends are showing greater acceptance of teleconsultations and real-time cardiac telemetry, (MCOT) with significant approved reimbursements. As a result, the Company has been testing its ability to become a Medicare primary provider for such services and is looking to add MCOT and Teleconsult services to its ECG platforms. These services are reimbursed at a rate an order of magnitude larger than ECG services and could potentially be a material source of new revenue for the Company.

Expansion into eHealth and Mobile Cardiac Outpatient Telemetry (MCOT)

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

The Company begun in prior quarters to  deliver its existing services in primary care to new eHealth markets including geriatric, pediatric and rural areas. Planned in conjunction with that expansion is the addition of new MCOT and eHealth teleconsult services for those same customers. The Company believes the timing is favorable for CompuMed to enter these markets and provide these new services, as reimbursement policies are changing to encourage telemedicine-based services as a means to reduce costs while improving the quality of care for underserved patients. There are recent trends suggesting that reimbursers are recognizing its cost effective to provide certain diagnostic and clinical services to patients outside of the hospital setting whenever possible, like doctors’ offices, schools, nursing homes and other point-of-care facilities in medically underserviced markets or ‘MUAs.

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

Additionally there is increasing clinical evidence in the published literature that close monitoring of CV patients can lead to improved clinical outcomes, including as it relates to drug therapies. In part, this is because patients can better understand the causes and effects of their treatments, and physicians have more and longer-term patient data upon which to base their treatment decisions. New reimbursement options have emerged that provide us with an incentive to evolve our telecardiology platform from ECGs interpretation alone to a wide set of cardiac event monitoring and teleconsults. Reimbursements for MCOT event monitoring, for example,  are an order of magnitude larger than for ECGs.

To reach these underserved markets, CompuMed has launched a series of initiatives designed to deliver its telecardiology services via industry partners that already provide healthcare services to underserved markets in the geriatric, pediatric and rural settings. The Company announced the first of such partnerships with the California School Health Centers Association (CSHC) to promote CompuMed’s telemedicine technologies for use in school health centers throughout California. CSHC represents more than 150 school health centers that serve more than 800 primary and secondary schools throughout California.

Pursuant to that relationship, we have begun installing our systems at target school health clinic and are targeting 50 sites that agree to student-body wide screening programs. We expect to begin to provide such student body wide screens in the fourth quarter of 2010. It is unclear at this time the exact revenue impact, but unit economic assumptions for such screens show potential for increased revenues from these new customers.

CompuMed’s geriatric target market includes nursing homes, long-term care, assisted living and rehabilitation facilities that are all underserved by cardiology specialists, yet are experiencing increasing growth in cardiovascular (CV) disease. According to a National Health and Nutrition Examination Study (NCHS), about 80 million Americans have a CV condition, with the vast majority at risk over age 60 – the nation’s fastest growing age group. We have been engaged in negotiations with leading healthcare providers in the skilled nursing homes market. Such partnerships could deliver rapid entry into nursing homes that could benefit from our ECG, and new teleconsults and MCOT services. Because of the increased reimbusements associated with these new services, the revenue impact from this market could be material. However there can be no guarantees that we will be able to complete our negotiations at terms favorable for the Company or at all, and that we will be successful in driving market penetration in the nursing home market.

In order to complete the evolution into a comprehensive telecardiology provider that includes event monitoring and full patient teleconsults, the Company has elected to become an Independent Diagnostic Testing Facility (IDTF) under the Center for Medicare Services (CMS) definitions. This will allow the Company to bill for, and recognize as revenue, the full scope of services provided to client facilities. This could have the effect of materially expand our revenues and to increase the depth of our services to existing and new clients. While the Company is focusing significant effort on launching these complementary monitoring services and becoming an IDTF, there can be, however, no guarantees that the Company will be successful in becoming approved as an IDTF or that it will be successful in expanding its revenues through these new services.

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

While the markets for our products appear to be extensive, there can be no guarantees that the strategy of expanding our historical correctional and institutional markets to these broader markets will be successful, or that the Company will succeed in generating new material revenues or profits from these businesses. Key assumptions relating to these new markets, their willingness to accept our solutions and our ability to scale our offering into these markets are still largely untested. Without additional capital, we may not be able to effectively execute our plans for market expansion.

We are also continuing to be engaged into strategic discussions with possible partners that could accelerate and/or capitalize our new market entry. The process of negotiation is on-going and we remain committed to including such strategic relationships as part of our market entry in these primary care markets. Speciafically we are looking at partnerships that can accelerate our access to acute care nursing homes, rural clinics and other medically underserviced primary care settings. This is a key strategy to provide scale to these new services and is the focal point of the Company’s strategic effort. Partially to provide capitalization for the activities in support of its eHealth initiatives, and related joint ventures, the Company entered into an agreement to effect the private placement of 1,000,000 shares of the Company's common stock at a price of $0.12 per share and received net proceeds of $106,000 during the third quarter of fiscal 2010. The Company expects to seek additional equity funding to finance its market expansion at some point in the future. There are no guarantees that the Company will be successful in raising such funds or that it may raise them at terms that would be attractive. If the Company does not have sufficient capital, it might need to reduce its operations, and it might not have sufficient capital to execute in its expansion plan.

Our correctional customers continued to respond to the fiscal pressures on their budget by eliminating wide screening of patients, and limiting use of our services to at-risk patients. This trend accelerated during the quarter and depressed revenue throughout the quarter, but was partially offset by the increase in overall customers under contracts, principally outside of the correctional market. We have no indication of when, if at all, our correctional customers might relax these reduced usage patterns, and restore historical usage patterns. At this time our planning is focusing on new customers that might not be affected as much but State and other government budget cycles.

We are currently providing ECG services to 946 sites, nationwide and perform tests on an average of 75,000 patients totaling an average of over 90,000 tests annually.

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

The Company continues to address a worldwide market for its skeletal health products, we focused marketing effort in China where demand has been the strongest. The Company believes that Osteoporosis affects more than 200 million people worldwide and is especially prevalent in China, where the traditional diet lacks calcium. According to China's most recent national census, about 100 million Chinese citizens suffer from the disease in various stages. A large scale study led and presented by renowned osteoporosis researcher Dr. Jianhua Wang at the recent 6th International Conference on Bone and Mineral Research in Hohhot, China specifically affirmed the precision and accuracy of CompuMed’s OsteoGram system for low cost osteoporosis screening. Dr. Wang's presentation titled "Study on Measurement of Phalangeal Bone Density by Radiographic Absorptiometry" presented extremely precise results when performing short-term repeated tests with CompuMed's OsteoGram system. In addition, the study outcome was highly correlated to China's popular osteoporosis normal database, confirming the high accuracy of OsteoGram. Radiographic absorptiometry (RA) is a technique for bone mass measurement from radiographs of peripheral sites, most commonly the hand or heel. This was one of the largest and most thorough studies ever performed to study the value of RA in measuring bone mineral density. We believe that the results further confirmed that the OsteoGram is an effective and efficient alternative to costly DXA systems.

In July 2008, CompuMed announced that the Company had received approval from China's State Food and Drug Administration (SFDA) to sell the OsteoGram system and therefore work with Chinese OEMs to penetrate the Chinese market for osteoporosis screening.

The Company has continued to grow the number of units placed in China, principally through its distribution partners in China. While encouraging as a trend, the volume of units is small in comparison to the total market potentials. Recognizing the potential importance of certain overseas markets such as China, and the fact that the Company might need to expand its marketing and R&D effort in those markets beyond what it has the resources to accomplish alone, the Company is negotiating a joint venture or other strategic relationship with potential strategic partners to expand its international market reach. Currently the products are marketed in China through its master distributor, Rayco, a unit of Carestream Health.

RESULTS OF OPERATIONS FOR THE QUARTER AND THE NINE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SAME PERIOD OF FISCAL 2009.

Total revenues for the third quarter decreased by 5.7% to $448,000 from $475,000 for the same quarter of 2009, and for the nine months ended June 30, 2010, decreased by 14.6% to $1,346,000 from $1,576,000 for the same period in 2009 principally due to  reduced usage of our services in the Correctional marketplace, partially offset by an increase of non-correctional customers.

ECG services revenue, which consists of ECG processing, equipment rental, over-reads and maintenance, during the third quarter of fiscal 2010, decreased by 11.4% to $395,000 from $446,000 for the same quarter of fiscal 2009, and for the nine months ended June 30, 2010, decreased by 11.5% to $1,183,000 from $1,336,000 for the same period in 2009. The decrease was due to continued expense cutting by certain State Department of Corrections, which resulted in more restrictive usage of our systems, partially offset by continued growth of total number of sites under contract. It is unclear how long this pattern of budget driven diminished utilization might endure, but the Company is adapting by adjusting its cost basis to this new reality.

ECG product and supplies sales revenue for the third quarter of fiscal 2010 increased by 66.7% to $35,000 from $21,000 for the same quarter of fiscal 2009, due to the one-time purchases by new customers installing our systems, and for the nine months ended June 30, 2010, decreased by 27.4% to $69,000 from $95,000 for the same period in 2009 due to the cyclical nature of equipment purchases and capital budget associated with new contracts from State Department of Corrections that occurred last year but did not occur this year.

Skeletal Health products and services revenue consist of OsteoGram and OsteoMeter sales and services. During the third quarter of fiscal 2010, it increased by 125.0% to $18,000 from $8,000 for the same quarter of 2009 due to China executing their order pursuant  to the new agreement. For the nine months ended June 30, 2010, it decreased by 35.2% to $94,000 from $145,000 for the same period in 2009. The decrease was related to OsteoGram sales mostly due to the timing of certain budget cycles in China. Historically sales of these products have tended to be lumpy, and quarter-to-quarter comparisons have not necessarily indicated trends for the remaining fiscal year.

Cost of ECG services during the third quarter of fiscal 2010 increased by 1.3% to $159,000 from $157,000 for the same quarter of 2009, due to cost of software maintenance on certain ECG machines. For the nine months ended June 30, 2010, the cost of services decreased by 2.0% to $499,000 from $509,000 for the same  period of 2009, due to the continued cost cutting measures implemented by the Company since 2008.

Cost of goods sold of ECG during the third quarter increased by 40.0% to $21,000 from $15,000 for the same quarter of 2009, and for the nine months ended June 30, 2010, decreased by 27.4% to $45,000 from $62,000 for the same period in 2009. This cost was related to purchase of ECG equipment and its components therefore varied accordingly to the ECG product and supplies sales mentioned above.

Cost of goods sold of OsteoGram and Osteometer for the third quarter increased slightly. For the nine months ended June 30, 2010, it increased by 1,600.0% to $17,000 from $1,000 for the same period in fiscal 2009. This cost was related to Osteometer and was consistent with the increases in Osteometer revenue mentioned above.

Selling expenses for the third quarter of fiscal 2010 increased by 11.6% to $77,000 from $69,000 for the same quarter of fiscal 2009, due to the launching of series of initiatives to target potential new markets such as pediatric, geriatric and rural. For the nine months ended June 30, 2010, it decreased by 11.5% to $239,000 from $270,000 for the same period in fiscal 2009. The decrease was related to commission expenses associated with lower OsteoGram sales mentioned above.

General and administrative expenses for the third quarter of fiscal 2010 increased by 5.2% to $242,000 from $230,000 for the same quarter of fiscal 2009 and for the nine months ended June 30, 2010, increased by 0.5% to $734,000 from $730,000 for the same period in fiscal 2009, due to increase in investor relations expenses.

Research and development costs for the third quarter of fiscal 2010 decreased by 75.0% to $1,000 from $4,000 for the same quarter of fiscal 2009, and for the nine months ended June 30, 2010, decreased by 87.5% to $5,000 from $40,000 for the same period in fiscal 2009. The reduction was partially a result of the re-alignment of priorities relating to product development and partially due to stock-based compensation approaching its full amortization.

During the third quarter of fiscal 2010 and 2009, the non-cash stock-based compensation charges included in the expenses above were $23,000 and $12,000, respectively. For the nine months ended June 30, 2010 and 2009, they were $45,000 and $78,000, respectively.

There were no interest and dividend income during the nine months ended June 30, 2010 and $1,000 for the same period in 2009.

Interest expense for the third quarter of fiscal 2010 decreased by 22.2% to $7,000 from $9,000 for the same period of fiscal 2009, and for the nine months ended June 30, 2010, decreased by 43.9% to $23,000 from $41,000, due to the elimination of the 1% interest related to the $4 million Credit Line pursuant the Amended Credit Agreement entered on December 16, 2008 between the Company and Boston Avenue Capital, LLC.

Net loss for the third quarter of fiscal 2010 increased by 81.6% to $89,000 from $49,000 for the same period of fiscal 2009, and for the nine months ended June 30, 2010, increased by 63.4% to $312,000 from 191,000 for the same period in 2009. The Company suffered the greater loss of revenue during the second and third quarter because of the global economic downturn.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

OPERATIONS

At June 30, 2010, we had $112,000 in cash and investments compared to a balance of $208,000 at September 30, 2009, a net decrease of $96,000. Commencing with the third quarter of fiscal 2008, the Company implemented a significant campaign of cost reductions and was able to reduce the cash burn rate by the first fiscal quarter of 2009. The Company launched the initiatives to target potential new markets in the pediatric, geriatric and rural settings resulted in increase of certain expenses in the third quarter of fiscal 2010. The Company will continue to assess the performance of its product lines and business units and may engage in further cost-cutting measures as well as other possible strategic transactions involving third parties for any non-performing product line, with a goal to achieve cash flow positive status as soon as possible.

Our net cash used in operating activities was $135,000 in the nine months ended June 30, 2010 compared to $55,000 for the same period in 2009, an increase of $80,000. Significant components of net cash used in operating activities for the nine months ended June 30, 2010 included a $3,000 decrease in prepaid expenses was due to deferred rent of the building and $20,000 decrease in accounts payable was due to paying off some vendors that had a large balance in 2009.

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

CAPITAL COMMITMENTS

Our primary capital resource commitments at June 30, 2010 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals, OsteoMeter machines and for our corporate office facility.  During the nine months ended June 30, 2010, the Company entered into a capital lease obligation for equipment at the cost of $27,500. This obligation bears an interest rate of 19.65%, is payable at $800 per month, and matures on August 2013.

FINANCING ACTIVITIES

In December 2009, the Company entered into an agreement to effect the private placement of 1,000,000 shares of the Company's common stock at a price of $0.12 per share. During the nine months ended June 30, 2010, the Company received net proceeds of $106,000.

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

The ECG and telemedicine business is very competitive and we rely significantly on certain contracts with individual state governments. While we have a good track record of renewal of contracts that came due for expiration, many customers reserve the rights to cancel such contract under a broad base of options and we experience some churn of customers for a variety of reasons. A loss of some of these contracts could be material for the Company. Additionally, it is possible that competitive pressures may force us to lower our prices, which could adversely effect our overall revenues as well as our gross profits. Additionally many of our customers have responded to the current financial and economic crisis by reducing their volume of use to high-risk patients. If this trend should continue we might experience a downturn of our volume of business, which might not be offset by an increase of revenue from other sources.

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

OsteoGram software revenue is recognized as the following criteria have been met: (1) persuasive evidence of an arrangement exits, (2) the software has been delivered, (3) the fee is fixed or determinable, and (4) collectability of the fee is probable. OsteoGram PCS revenue is recognized as the following criteria have been met: (1) the PCS is part of the initial license (software) fee, (2) the PCS period is for one year, (3) the estimated cost of providing the PCS is immaterial, (4) we do not offer upgrades and enhancements during the PCS arrangement. Our policy is to accrue all estimated costs of providing the PCS services.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMPUMED, INC.

Date: August 16, 2010	By:	/s/ Maurizio Vecchione
Maurizio Vecchione
Interim Chief Executive Officer

Date: August 16, 2010	By:	/s/ Phuong Dang
Phuong Dang
Secretary, Controller and Principal Financial Officer