Form 10-K
period 2010-09-30
COMPUMED INC
filed 2010-12-29
CIK 700998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2010
or

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

——————
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value
——————
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes  ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes ☑ No

As of March 31, 2010, the issuer had 27,093,742 common shares outstanding. The aggregate market value of the common shares held by non-affiliates (25,503,648) of the issuer was approximately $5,830,803 based upon the average bid and asked prices on such date.

As of December 27, 2010, the issuer had 27,287,462 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COMPUMED, INC.

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

We are registered with the Food & Drug Administration, (FDA) and our medical devices including those used in our core products CardioGram™, OsteoGram® and OsteoCare™, are cleared by the FDA. Our products and services are generally reimbursable by Medicare and many private insurers.

The CardioGram is an electronic workflow and telemedicine application focused on tele-cardiology. We have been a supplier of telemedicine services for more than twenty years and have established one of the nation's largest telecommunications networks for electronic processing of electrocardiograms on a real time basis, providing ECG equipment and services to hundreds of healthcare providers throughout the U.S and performing tens of thousands of ECG interpretations annually. Using our customized electrocardiogram terminals, an electrocardiogram is acquired from a patient, digitized, transmitted in electronic form to our central computers for digital workflow processing, analyzed and received back on the electrocardiogram terminal where the electrocardiogram trace and computer interpretation are printed, all within a few minutes. If necessary, we can provide an "overread" by a cardiologist and return the results within a short time frame, often in under an hour. We bill for this service on a per-use basis, and we sell or rent a full range of electrocardiogram machines and supplies including electrodes, recording paper, gel, and patient cables. CardioGram can also be used to manage electronic records in connection of electronic medical records and digital workflow applications.

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

SIGNIFICANT EVENTS FOR THE FISCAL YEAR AND EVENTS SUBSEQUENT TO THE CLOSE OF THE FISCAL YEAR

Telecardiology Services

CompuMed’s historical customer base for its telecardiology services has been the correctional healthcare segment. During 2010, we continued to leverage investments to expand our telecardiology and telemedicine platform supporting our CardioGram into new market segments (non correctional healthcare). While much of the revenue impact from some of these new markets remains ahead of us, we entered certain new markets. These include, (i) the pediatric cardiology market, specifically in partnership with school based health clinics in support of pre-athletic screening and for students with certain risk factors, (ii) the continued expansion into the rural health market and (iii) the assisted and elderly care marketplace in support of both short term and long term patients.

Frost and Sullivan, US ECG and Cardiac Monitoring Products and Services Markets, 2006, estimates the overall market size for ECG services in clinical care settings will exceed $1billion in 2010. Additionally, trends towards telemedicine use in support of diagnosis and treatment of disease, including cardiovascular disease, appear to be accelerating due to recent push from the federal government, healthcare reform and cost reductions. We believe that we might be at a key strategic inflection point in the marketplace acceptance of our telemedicine services in the broader point of care clinical market, and believe we might have the opportunity to move the Company into a position of leadership in providing telecardiology services to primary care patients, including to patients directly at home. These market growth rates were partially offset by the recession which during the year put pressures on the budgets of most of our clients, including State and government clients.  It is unclear how much longer these recessionary pressures might continue and the Company is approaching the market under the assumption that budgets will continue to be constrained for the foreseeable future.

Our new market expansions have focused principally on customers located in California and Florida, as a precursor to a greater national expansion. This geographic concentration has allowed the Company to identify selling and distribution channels as well as build case studies in preparation of its national expansion of these programs. The Company expects to expand these programs into national programs over 2011. During the year, we have succeeded in partnering with a number of school based health clinics, including the Operation Samahan Community Clinics and Health Centers in San Diego County,  Lincoln High School Learning Centers in Los Angeles, Kids Come First Community Clinics in Ontario, California among others.

Telemedicine and health information technology adoption are expected to be among the top 10 healthcare trends of the coming year, according to a report by PricewaterhouseCoopers, a top 10 Health Industry Issues in 2010: Squeezing The Juice Out Of Healthcare: December 2009.They forecast that the healthcare industry might rely on improved broadband connectivity and greater integration of healthcare technologies to further growth of the telemedicine market. Meanwhile, alternative care models could gain greater precedence over traditional in-office patient care. And, to qualify for federal incentives, more hospitals and healthcare providers could also embrace electronic health record systems. PricewaterhouseCoopers also predicts there will be greater adaptation to new healthcare regulations, and fraud and abuse recovery.

These types of telemedicine technologies are also gaining in acceptance because they help reduce cost of healthcare. According to market research firm Parks Associates, the total digital home health market in the US could grow at an average annual rate of 36% and turn into a $2.1 billion industry in 2012. According to Parks, the rapid expansion of wellness monitoring programs and online patient-physician messaging services might partly drive this growth. In another study conducted by Penn State University (C. Cruise, M Lee, Physical Medicine and Rehabilitation Clinics of North America, Volume 16, Issue 1, pages 267-284), remote home health monitoring for a single group of diabetes patients cut costs for hospital care by 69%. A Veterans Administration study (Dibya Sarkar, “Broadband Could Be Health Boom For Seniors, Government Health IT, December 9, 2005) of remote monitoring of patients showed a 40% cut in emergency room visits and another study by the Kaufman Foundation (Better Health Care Together – Robert Litan, Vital Signs via Broadband: Remote health Monitoring transmits savings, enhances lives, October 2008) forecasted that 30% of all hospital, out-patient and drug expenses could be saved from remote monitoring for the chronically ill.

The Company is responding to these trends by planning to expand its offering to products and services for cardiovascular home health and disease management. Throughout the year, we have been developing a series of new services (eHealth initiative) in home health and disease management that could allow the Company to expand the value of an average patient encounter from the current average of $15 to in excess of $200 based on current reimbursements. These services could include the ability to conduct doctor-patients virtual consults through video and conferencing as well as the ability to collect and manage patient’s vital signs through remote means.  The Company currently processes approximately 100,000 patient encounters per year, principally in the form of ECG tests, and while there are no guarantees that a significant percent of its customers would adopt such expanded products from the Company, we have evidence that some percent of our customers would adopt such services if available. These services are also expected to be required for our long term success in some of the previously announced expansion markets, such as rural, elderly and school health clinics.

 During the year, we have made progress towards entering into relationship with a major healthcare industry partner designed to give us access to both expanded technologies to deliver such eHealth services as well as to create scaled distribution mechanism for our new products. This relationship, if consummated, could prove to be a very significant for the Company.  The relationship could allow the Company to access market leading new technologies and at the same time access distribution and marketing resources to be able to drive penetration of it eHealth technologies into the marketplace. Despite the progress of our negotiation, this relationship is not yet finalized and there is some risk that the Company may not be able to consummate it. It is impossible to forecast the timing under which the Company might conclude these negotiations and bring such relationship into existence.

According to the US Census there are 56 million school children in the US.  While the incidence of cardiovascular disease in children is small, there are subgroups of children that are at increased risk due to the presence of certain risk factors. This subgroup is significant in size and the Company believes it necessitates greater public health involvement to identify and treat such at-risk patients. The American Heart Association (AHA), based on findings from the Congenital Cardiac Defects Committee, issued a recommendation that children with certain risk factors should have selective screening through ECGs before being prescribed ADHD drugs due to potential adverse cardiac effects of psychotropic medications in children. The Company believes that, as a result of the recommendation, demand may grow for specialized pediatric cardiology over-reads of ECGs by pediatricians and mental health professionals. According to the AHA, there are more than 2.5 million children and teens in the US taking stimulants to control their ADHD.

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

We have begun placing a number of CardioGram systems in school based health clinics during the year and believe that these will begin to generate material revenues during the next fiscal year. During the year, we have succeeded in partnering with a number of school based health clinics, including the Operation Samahan Community Clinics and Health Centers in San Diego County,  Lincoln High School Learning Centers in Los Angeles, Kids Come First Community Clinics in Ontario, California among others. We also entered in a relationship to promote our CardioGram program with the California School Health Centers Association, an organization that reaches hundreds of school healths centers throughout the State. We cannot, however, offer assurance that any of these strategies, joint venture or market expansions will be successful in growing the business or that our products will ultimately prove to be effective in these new markets.

Our correctional customers responded to the fiscal pressures on their budget by eliminating wide screening of patients, and limiting use of our services to at-risk patients. This trend depressed revenue throughout the year, but was partially offset by the increase in overall customers under contracts due to our new markets expansions.

We are currently providing ECG over-read services to 975 institutions, nationwide and have performed tests on over 75,000 patients totaling over 100,000 tests.

Skeletal Health Business

OsteoGram continues to have limited acceptance at this time. In the US there is a tendency by the physician community to look at RA, the technology on which OsteoGram is based, as a lesser technology than DXA, the prevalent approach to bone densitometry. While this appears to be a “perception” not supported by clinical evidence, it has made sales, especially in the US, difficult. In overseas markets, the bias towards DXA is less pronounced and the Company has continued  supporting its international channels.

During the year, we signed a distribution agreement with a firm exploring developing an approach into the chiropractor market as well as developing a software as a service strategy. It is too early to determine if these strategies could improve the product performance materially.

While the Company continues to address a worldwide market for its skeletal health products, we focused our marketing effort in China where demand appears to be stronger. The Company believes that Osteoporosis affects more than 200 million people worldwide and is especially prevalent in China, where the traditional diet lacks calcium. According to China's most recent national census, about 100 million Chinese citizens suffer from the disease in various stages. Renowned osteoporosis researcher Dr. Jianhua Wang specifically affirmed the precision and accuracy of CompuMed’s OsteoGram system for low cost osteoporosis screening in China with a landmark study titled "Study on Measurement of Phalangeal Bone Density by Radiographic Absorptiometry" where he presented extremely precise results when performing short-term repeated tests with CompuMed's OsteoGram system. In addition, the study outcome was highly correlated to China's popular osteoporosis normal database, confirming the high accuracy of OsteoGram. Radiographic absorptiometry (RA) is a technique for bone mass measurement from radiographs of peripheral sites, most commonly the hand or heel. This was one of the largest and most thorough studies ever performed to study the value of RA in measuring bone mineral density. We believe that the results further confirmed that the OsteoGram is an effective and efficient alternative to costly DXA systems.

In July 2008, CompuMed announced that the Company had received approval from China's State Food and Drug Administration (SFDA) to sell the OsteoGram system and therefore work with Chinese OEMs to penetrate the Chinese market for osteoporosis screening. We continue to maintain those clearances.

The Company has continued to grow the number of units placed in China, principally through its distribution partners in China. While encouraging as a trend, the volume of units is still small in comparison to the total market potentials. Recognizing the potential importance of certain overseas markets such as China, and the fact that the Company might need to expand its marketing and R&D effort in those markets beyond what it has the resources to accomplish alone, the Company continued to explore entering into a joint venture or other strategic relationship with potential strategic partners to expand its international market reach. However to date such negotiations have not resulted in a significant new partnership.  Currently the products are marketed in China principally through its distributor, Rayco, a unit of Carestream Health.

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

●	70% of all non-Internal Medicine specialists failed

●	49% of all Internal Medicine specialists failed

●	Up to 30% of all computerized interpretations failed.

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

COMPUMED PROVIDES EXPERT OVER-READS TO POINT OF CARE SETTINGS THAT DO NOT HAVE ACCESS TO CARDIOLOGISTS AND PLANS TO EXPAND INTO CARDIOVASCULAR DISEASE MANAGEMENT THROUGH eHEALTH

CardioGram affords healthcare providers an opportunity to have an ECG over-read by a cardiologist, decreasing the risk of interpretation errors and its ensuing liability. The CardioGram is an electronic workflow and telemedicine application focused on tele-cardiology. We have been a supplier of telemedicine services for more than twenty years and have established one of the nation's largest telecommunications networks for electronic processing of electrocardiograms on a real time basis, providing ECG equipment and services to hundreds of healthcare providers throughout the U.S and performing tens of thousands ECG interpretations annually. Using our customized electrocardiogram terminals, an electrocardiogram is acquired from a patient, digitized, transmitted in electronic form to our central computers for digital workflow processing, analyzed and received back on the electrocardiogram terminal where the electrocardiogram trace and computer interpretation are printed- all within a few minutes. When requested by our customers, we can provide an "over-read" by a cardiologist and return the results within a short time frame, often in under an hour. We bill for this service on a per-use basis, and we sell or rent a full range of electrocardiogram machines and supplies including electrodes, recording paper, gel, and patient cables. With recently introduced options the CardioGram can also be used to manage electronic records in connection of electronic medical records and digital workflow applications.

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

MARKETING - TELECARDIOLOGY SERVICES

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

The Company is responding to these trends by planning to expand its offering to products and services for cardiovascular home health and disease management. Throughout the year we have been developing a series of new services (eHealth initiative) in home health and disease management that could allow the Company to expand the value of an average patient encounter from the current average of $15 to in excess of $200 based on current reimbursements. These services could include the ability to conduct doctor-patients virtual consults through video and conferencing as well as the ability to collect and manage patient’s vital signs through remote means.  The Company currently processes approximately 100,000 patient encounters per year, principally in the form of ECG tests, and while there are no guarantees that a significant percent of its customers would adopt such expanded products from the Company, we have evidence that some percent of our customers would adopt such services if available. These services are also expected to be required for our long term success in some of the previously announced expansion markets, such as rural, elderly and school health clinics.

During the year, we have made progress towards entering into a relationship with a major healthcare industry partner designed to give us access to both expanded technologies to deliver such eHealth services as well as to create scaled distribution mechanism for our new products. This relationship, if consummated, could prove to be significant for the Company.  The relationship could allow the Company to access market leading new technologies and at the same time access distribution and marketing resources to be able to drive penetration of it eHealth technologies into the marketplace. Despite the progress of our negotiation, this relationship is  not yet finalized and there is some risk that the Company may not be able to consummate it. It is impossible to forecast the timing under which the Company might conclude these negotiations and bring such relationship into existence.

According to the US Census there are 56 million school children in the US.  While the incidence of cardiovascular disease in children is small, there are subgroups of children that are at increased risk due to the presence of certain risk factors. This subgroup is significant in size and the Company believes it necessitates greater public health involvement to identify and treat such at-risk patients. The American Heart Association (AHA), based on findings from the Congenital Cardiac Defects Committee, issued a recommendation that children with certain risk factors should have selective screening through ECGs before being prescribed ADHD drugs due to potential adverse cardiac effects of psychotropic medications in children. The Company believes that, as a result of the recommendation, demand may grow for specialized pediatric cardiology over-reads of ECGs by pediatricians and mental health professionals. According to the AHA, there are more than 2.5 million children and teens in the US taking stimulants to control their ADHD.

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

We have begun placing a number of Cardiogram systems in school based health clinics during the year and believe that these will begin to generate material revenues during the next fiscal year. During the year, we have succeeded in partnering with a number of school based health clinics, including the Operation Samahan Community Clinics and Health Centers in San Diego County,  Licoln High School Learning Centers in Los Angeles, Kids Come First Community Clinics in Ontario, California among others. We also entered in a relationship to promote our CardioGram program with the California School Health Centers Association, an organization that reaches hundreds of school healths centers throughout the State. We cannot, however, offer assurance that any of these strategies, joint venture or market expansions will be successful in growing the business or that our products will ultimately prove to be effective in these new markets.

Our correctional customers responded to the fiscal pressures on their budget by eliminating wide screening of patients, and limiting use of our services to at-risk patients. This trend depressed revenue throughout the year, but was partially offset by the increase in overall customers under contracts due to our new markets expansions.

COMPETITION - ELECTROCARDIOGRAM SERVICES & TELECARDIOLOGY

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

Recently, we begun to experience competition from mobile radiology companies, such as Trident. These Companies are able to provide integrated radiological services to clients in addition to ECGs and for certain requirements have an inherent advantage. However they lack experience in cardiovascular disease management and are typically unable to offer the 7x24 cardiology services we offer.

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

Despite the devastating impact of bone disease, and Medicare's stated desire to test more at-risk patients, the Centers for Medicare and Medicaid services had previously enacted significant cuts in the reimbursement for central DXA, or dual energy X-ray absorptiometry, a technology which widely used in the United States to perform bone mineral density testing. As a result there had been trends in the marketplace of significant slowing of sales of central DXA systems and the number of centers offering central DXA services appeared to be shrinking. Approved reimbursement for alternative screening technologies such as the Company’s OsteoGram product was left unchanged. However, in July of 2010, Medicare carriers began paying an additional $35 per DXA scan as required by the Health Care Reform bill known as (PPACA). The reimbursement for DXA went from a national average of $62 to $98. It is unclear at this time how and if these changes will affect usage of Central DXA and impact the Company’s OsteoGram products. Approved reimbursement for alternative screening technologies such as the Company’s OsteoGram product was left unchanged. However, there is no guarantee that reimbursements for alternative procedures will remain unchanged in the future.

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

OsteoGram continues to have limited acceptance at this time. In the US there is a tendency by the physician community to look at RA, the technology on which OsteoGram is based, as a lesser technology than DXA, the prevalent approach to bone densitometry. While this appears to be a “perception” not supported by clinical evidence, it has made sales, especially in the US, difficult. In overseas markets, the bias towards DXA is less pronounced and the Company has continued supporting its international channels.

The marketplace for OsteoGram in the US was further negatively impacted by the refusal by some private insurance providers to reimburse physicians for peripheral testing under certain clinical situations, specifically in connection with disease management. We are currently continuing to work with those physicians and those private reimbursers to reconsider those policies. However, there can be no assurances that those decisions will be reconsidered or that we will not have negative impact. Furthermore, the uncertainty associated with healthcare reform and continued cutting of reimbursements associated with imaging devices in general has affected the entire medical imaging business.

While the Company continues to address a worldwide market for its skeletal health products, we have focused our marketing effort in China where demand appears to be stronger. The Company believes that Osteoporosis affects more than 200 million people worldwide and is especially prevalent in China, where the traditional diet lacks calcium. According to China's most recent national census, about 100 million Chinese citizens suffer from the disease in various stages. Renowned osteoporosis researcher Dr. Jianhua Wang specifically affirmed the precision and accuracy of CompuMed’s OsteoGram system for low cost osteoporosis screening in China with a landmark study titled "Study on Measurement of Phalangeal Bone Density by Radiographic Absorptiometry" where he presented extremely precise results when performing short-term repeated tests with CompuMed's OsteoGram system. In addition, the study outcome was highly correlated to China's popular osteoporosis normal database, confirming the high accuracy of OsteoGram. Radiographic absorptiometry (RA) is a technique for bone mass measurement from radiographs of peripheral sites, most commonly the hand or heel. This was one of the largest and most thorough studies ever performed to study the value of RA in measuring bone mineral density. We believe that the results further confirmed that the OsteoGram is an effective and efficient alternative to costly DXA systems continues to support or market activities in China. Our distributors in China are bidding our system in a number of large scale government sponsored bids and it is possible that the product might experience larger volumes of sales if such contracts should be awarded. However there can be no guarantees at this time that we will attain such contracts.
In July 2008, CompuMed announced that the Company had received approval from China's State Food and Drug Administration (SFDA) to sell the OsteoGram system and therefore work with Chinese OEMs to penetrate the Chinese market for osteoporosis screening. We continue to maintain those clearances.

The Company has continued to grow the number of units placed in China, principally through its distribution partners in China. While encouraging as a trend, the volume of units is still small in comparison to the total market potentials. Recognizing the potential importance of certain overseas markets such as China, and the fact that the Company might need to expand its marketing and R&D effort in those markets beyond what it has the resources to accomplish alone, the Company continued to explore entering into a joint venture or other strategic relationship with potential strategic partners to expand its international market reach. However to date such negotiations have not resulted in a significant new partnerships.  Currently the products are marketed in China principally through its distributor, Rayco, a unit of Carestream Health.

STRATEGIC RELATIONSHIPS

The Company continues to work closely with its network of OEM distributors for the OsteoGram. We believe that our network of digital equipment partners, which now includes Rayco (CareStream China), CareStream Health (previously Kodak Health Group), Swissray International and FujiFilm Medical USA. Our principal challenge however, remains to help these partners be effective in the marketplace with our products, and help them acquire the specialized knowledge necessary to market our products effectively in their clinical markets. We continue to be engaged in multiple initiatives with our partners to help them build effective sales channels, target specific clinical customers, build reference sites, and create market awareness. There can be no guarantees, however, that we will ultimately be successful in increasing our revenues.

During the year, we signed a distribution agreement with a firm exploring developing an approach into the chiropractor market as well as developing a software as a service strategy. It is too early to determine if these strategies could improve the product performance materially.

The Company has continued to offer, based on an agreement signed in 2008 with OSI Systems, a further skeletal health diagnostic technology, initiative under the brand OsteoCare, targeting primary care physicians in the US.

The marketplace for OsteoCare was however negatively impacted by the refusal by some private insurance providers to reimburse physicians for peripheral testing. We are working with those physicians and those private reimbursers to reconsider those policies. However, there can be no assurances that those decisions will be reconsidered or that we will not have negative impact by those policies. Furthermore, the uncertainty associated with healthcare reform and continued cutting of reimbursements associated with imaging devices in general has affected the entire medical imaging business.

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

EMPLOYEES

As of September 30, 2010 we had 9 full-time and 1 part-time employees, in addition to our network of independent sales representatives and distributors. None of our employees are represented by a labor union and we have experienced no work stoppages. We consider our relations with our employees to be good. We also retain consultants from time to time when necessary. Independent cardiologists are retained for electrocardiogram "overreads" on a per-procedure basis.

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

Year Ending September 30, 2010
Quarter Ended:	Common Stock
	High	Low
December 31, 2009	$0.15	$0.08
March 31, 2010	$0.25	$0.12
June 30, 2010	$0.25	$0.17
September 30, 2010	$0.19	$0.09

Year Ending September 30, 2009
Quarter Ended:	Common Stock
	High	Low
December 31, 2008	$0.25	$0.12
March 31, 2009	$0.22	$0.13
June 30, 2009	$0.25	$0.12
September 30, 2009	$0.18	$0.09

As of December 27, 2010, there were approximately 464 record holders of our common stock, which does not include common stock held in "nominee" or "street" name.

DIVIDENDS

On March 14, 2007, we closed a private placement of our securities to an institutional investor pursuant to the Securities Purchase Agreement. We sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of our Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share. Pursuant to the Agreement, we issued all 4,167 shares of the authorized Class D Preferred Stock. Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of common stock. The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008. Dividend payments to each holder will be made in shares of our common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of our common stock and may be lawfully paid in cash, the dividends will be paid in cash. The Company issued a total of 526,594 shares of common stock in lieu of cash to pay for dividends due March 2008, 2009 and 2010. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of our assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of our common stock or upon any other series of our Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon. In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of our assets will be deemed a liquidation event unless no assets are distributed in respect of any class of our capital stock in connection with, or as a result of, such merger or consolidation.

STOCK OPTION PLAN

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the year ended September 30, 2010 to the same period in 2009. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 2010 AS COMPARED TO 2009

Total revenues for ECG and Skeletal Health products for fiscal 2010 were $1,762,000 as compared to $2,048,000 in fiscal 2009, a decrease of 14.0%. This decrease was due to timing of capital acquisition cycles by certain customers as well as the market factors discussed below.

ECG services revenue, which consists of ECG processing, equipment rental, overread and maintenance, during fiscal 2010, decreased by 11.8% to $1,554,000 from $1,762,000 in fiscal 2009. ECG product and supplies sales decreased by 25.6% in fiscal 2010 to $87,000 from $117,000 in fiscal 2009. The decrease was due to state budget constraint of certain State Department of Corrections which resulted in reduced utilization of our services in those settings, partially offset by an increase of new customer’s revenues in non-correctional markets.

Skeletal Health products’ revenue decreased by 28.4% in fiscal 2010 to $121,000 from $169,000 in fiscal 2009, due to decreased sales in OsteoGram offset by increased sales in Osteometer. The decreased sales of OsteoGram was due to continued negative pressure on imaging equipment purchasing in the US as well as the timing of certain budget cycles in China.

Cost of ECG services decreased by 4.3% to $647,000 in fiscal 2010 compared to $676,000 in fiscal 2009 and cost of goods sold for ECG for fiscal 2010 decreased by 23.4% to $59,000 from $77,000 in fiscal 2009. Both of these costs decreased as a result of the decrease in ECG sales and services mentioned above as well as some efficiencies improvements in our operations.

Cost of goods sold for the Skeletal Health Products increased by 3100.0% during fiscal 2010 to $32,000 from $1,000 of fiscal 2009. This cost was related to Osteometer and was consistent with the increase in Osteometer revenue mentioned above.

Selling expenses decreased by 11.6% for fiscal 2010 to $304,000 from $344,000 of fiscal 2009. The decrease was mainly due to decreases in commission expenses associated with lower sales in OsteoGram products mentioned above.

General and administrative expenses in fiscal 2010 decreased by 2.0% to $938,000 from $957,000 of fiscal 2009 due to continued implementation of cost containments in the Company.

Research and development costs for fiscal 2009 decreased by 88.4% to $5,000 from $43,000 in fiscal 2009 due to the effect of cost reductions stemming from the re-alignment of R&D priorities and the completion of certain product development efforts.

The Company recorded $48,000 and $96,000 of stock based compensation expenses in fiscal years 2010 and 2009, respectively. This expense will continue to decrease until the fair value of options previously granted become fully amortized.

Interest income and dividends for fiscal year 2010 was none compared to $1,000 in fiscal 2009, a decrease of 100% due to the sell-off of marketable securities to supplement working capital.

Interest expense in fiscal 2010 decreased by 40.0% to $30,000 from $50,000 in fiscal 2009, mostly due to paying off of certain capital lease obligations.

The Company’s net loss increased by 49.4% to $378,000 in fiscal 2010 from $253,000 in fiscal 2009 mostly due to declining revenues causing by the global downturn economy.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had approximately $58,000 in cash and investments compared to $208,000 at September 30, 2009, a net decrease of $150,000 or 72.1%, due to declining revenues in both product lines.

During fiscal year 2010, purchases of property and equipment increased to $6,000 from $2,000 for fiscal 2009. The increase was due to the demand of upgrading ECG machine from certain customers.

We have historically used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. We also have raised funds through the sale of common and preferred stock issuances and proceeds from the exercise of stock options and warrants.

In December 2009, the Company entered into an agreement to effect the private placement of 1,000,000 shares of the Company's common stock at a price of $0.12 per share. During the second quarter of fiscal 2010, the Company received a net proceeds of $106,000.

Our primary capital resource commitments at September 30, 2010 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals, osteometer equipment and for our corporate office facility.

The Company is analyzing a number of options to improve cash flow for the Company, including raising additional equity capital, drawing down into existing or new credit facilities, exploring strategic opportunities and further costs elimination measures. Currently, the Company is negotiating a new $200,000 credit facility and has reached agreement in principal with the lender on its key terms.

Additionally, we intend to pursue the significant strategic relationship described previously which could prove to be a significant inflection point in the Company’s future growth and provide impetus to the execution of our business plan.

FINANCING ACTIVITIES

On March 14, 2007, we closed a private placement of our securities with Boston Avenue Capital, LLC pursuant to the Securities Purchase Agreement. We sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of our Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share. Pursuant to the Agreement, we issued all 4,167 shares of the authorized Class D Preferred Stock. Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of common stock. The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008. Dividend payments to each holder will be made in shares of our common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of our common stock and may be lawfully paid in cash, the dividends will be paid in cash. The Company issued a total of 526,594 shares of common stock in lieu of cash to pay for dividends due March 2008, 2009 and 2010. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of our assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of our common stock or upon any other series of our Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon. In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of our assets will be deemed a liquidation event unless no assets are distributed in respect of any class of our capital stock in connection with, or as a result of, such merger or consolidation.

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

The Amended Credit Agreement provides a credit facility in an aggregate principal amount of up to $4 million. Advances under the revolving line of credit shall bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the firth business day of each January, April, July and October commencing after the first advance. The Amended Credit Agreement provides that unused amounts up to the total commitment shall bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year, if the letter of credit is held by a third party. In this Amended Credit Agreement, BAC provided the Company a promissory note in lieu of a third party letter of credit. This will eliminate the 1% interest bearing on the unused amount. The Amended Credit Agreement matures on December 31, 2010. Currently, the Company is negotiating a new $200,000 credit facility that matures in December 31, 2012 and has reached agreement in principal with the lender on key terms. The Company expects to finalize the credit facility in the beginning of January 2011.

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

As of September 30, 2010, there was no draw made against the line of credit.

MATERIAL TRENDS AND UNCERTAINITIES

The marketplace acceptance of peripheral densitometry equipment is limited, and subject to complex scientific, clinical, reimbursement and policy-making factors which are constantly evolving. It is difficult to predict if any of these factors will create material barriers to our ability to expand the OsteoGram or OsteoCare business. Additionally, these factors are different in various foreign markets. The overall business is also competitive and a number of competitive technologies are emerging that may hinder the acceptance of our product in the marketplace. We are investing heavily to help our channel partners develop the expertise to position and sell our products effectively, however, we have not yet seen material results from that effort and there are no guarantees that we will.

Our ECG business is very competitive and we rely significantly on certain contracts with individual state governments. While we successfully renewed many contracts in 2010 that came due for expiration, many customers reserve the rights to cancel such contract under a broad base of options. A loss of some of these contracts could be material for the Company. Additionally, it is possible that competitive pressures may force us to lower our prices, which could adversely effect our overall revenues as well as our gross profits. Additionally many of our customers have responded to the current financial and economic crisis by reducing their volume of use to high-risk patients. If this trend should continue we might experience a downturn of our volume of business, which might not be offset by an increase of revenue from other sources.

We are also potentially vulnerable by fiscal and budget crisis on the part of the States that are our principal customers. The Company receives significant revenues from the States of California, Illinois, New York and Florida and any significant budget problems in those states could adversely affect us.

We are attempting to expand into new markets such as the assisted living/nursing home, pediatric/schools health clinics, rural health and similar non-correctional markets. These new markets are as of yet unproven and there is a risk that we might discover that these markets will fail to generate significant  revenues or that our products might not address those market needs and require us to expend capital and time addressing those needs. Our execution in these new markets is also in part subject to our ability to enter into enabling relationships for distribution and product development which might prove to be difficult to achieve.

Our services are regulated by both Federal and State regulators. Many policies relating to telemedicine regulatory and licensing oversight are evolving often on a state- by- state basis. We might be forced to change or cease offering certain services if some of the regulatory or licensing landscape changes. This could have a material effect on our business.

If our revenues should be impacted materially by some of these negative trends, we might have to draw on our credit line or seek equity capital to meet short-term liquidity needs. Both of those events might be dilutive to our shareholders. Additionally we might not meet all the conditions and criteria to effect a drawdown on the credit facility or to be able to secure suitable equity funding from an investor. In such an event, the Company might be forced to significantly reduce its operations or abandon some or all of its activities.  Additionally our credit facility is expected to expire on December 31, 2010 and while the Company is negotiating to extend and amend the Credit facility there can be no guarantees that the Company will be successful in doing so.

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

Accounting Pronouncements Recently Adopted

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”) which provides amendments to Subtopic 820-10 that require new disclosures regarding (1) transfers in and out of Levels 1 and 2 fair value measurements and (2) activity in Level 3 fair value measurements. Additionally, ASU 2010-06 clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance in ASU 2010-06 became effective for the Company’s second quarter of fiscal year 2010 and the disclosures required by this adoption are included in Note A under “Fair Value Measurements”, except for disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2008, ASC Topic 260, “Earnings Per Share”, was amended to require that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be treated as participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This amendment became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, and requires that all prior period earnings per share data presented (including interim financial statements, summaries of earnings and selected financial data) be adjusted retrospectively to conform to its provisions. This Topic became effective October 1, 2009, and did not have an impact on the Company’s financial statements.

In April 2008, ASC Topic 350, “Intangibles – Goodwill and Other”, was amended to include a list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under this amendment, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. This amendment required certain additional disclosures beginning October 1, 2009, and prospective application to useful life estimates prospectively for intangible assets acquired after September 30, 2009. This Topic became effective October 1, 2009, and did not have an impact on the Company’s financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance was effective for the company on October 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The adoption of this accounting guidance did not have a significant impact on the Company’s  financial statements, and the impact it will have on the Company’s  financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events (Topic 855)” (“ASU 2010-09”) which provides an update to Topic 855, “Subsequent Events”. This update clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This guidance became effective upon issuance and has been adopted by the Company.

Recent Accounting Pronouncements Not Yet Adopted as of September 30, 2010

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition - Milestone Method (Topic 605)” (“ASU 2010-17”) which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain revenue transactions. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 (fiscal year 2011 for the Company). This accounting guidance is not expected to have a material impact on the Company’s financial statements.

In October 2009, the FASB issued new accounting guidance for revenue recognition with multiple deliverables. This guidance impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, this new accounting guidance modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The new guidance is effective for the Company prospectively for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. Early adoption is permitted. This accounting guidance is not expected to have a significant impact on the Company’s financial statements.

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

Management has made a comprehensive review, evaluation, and assessment of CompuMed’s internal control over financial reporting as of September 30, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of September 30, 2010, CompuMed’s internal control over financial reporting was effective.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth certain information concerning our directors and executive officers as of September 30, 2010:

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

Ms. Dang has a degree in Accounting and been employed by us since 1990. She has served as Controller, Secretary and Principal Financial Officer since 1997. Ms. Dang has over 30 years of corporate accounting and finance experience in the healthcare field, mail order and retail stores. Prior to joining to us, she served as Accounting Manager for the Maxicare Medical Center from 1984 to 1990. From 1978 to 1984, she served as Senior Staff Accountant for Sunset House/ Gadget Tree a division of Carter Hawley Hale.

BOARD MEETINGS AND COMMITTEES

Our Board of Directors held a total of five meetings during the fiscal year ended September 30, 2010. All of our Directors attended each meeting.

AUDIT COMMITTEE

The Audit Committee is primarily responsible for approving the services performed by our independent auditors and reviewing reports of our external auditors regarding our accounting practices and systems of internal accounting controls. This Committee currently consists of Mr. Stolper and Mr. Crockett. The Audit Committee met four times during the fiscal year ended September 30, 2010. Mr. Stolper has been approved by our Board of Directors as the independent Audit Committee Financial Expert.

COMPENSATION COMMITTEE

The Compensation Committee reviews and approves our compensation policy and has assumed responsibility for administration of our Stock Option Plans. This Committee currently consists of Mr. Stolper and Crockett. The Compensation Committee met one time during the fiscal year ended September 30, 2010.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish us with copies of all Section 16(a) forms they file. Based on our review of the activity of our officers and directors for the fiscal year ended September 30, 2010, we believe Forms 3, 4 or 5 were timely filed.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows for the fiscal year ended September 30, 2010 certain compensation information for our principal executive officer, principal financial officer. Other than our principal executive and principal financial officers serving during fiscal year 2010, we had no other reportable executive officers for the period.

SUMMARY COMPENSATION TABLE
Name and Principal	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen- sation ($) (2)	Total ($)
Maurizio Vecchione	2010	$171,000	––		$12,000	––	––	––	$183,000
Chief Executive Officer

Phuong Dang	2010	$123,000	––	––	$3,000	––	––	$2,000	$128,000
Principal Financial Officer

(1)	Reflects a 5% voluntary reduction of salary.

(2)	Reflects matching Company contributions on behalf of the officer in the Company-sponsored 401(k) tax-deferred savings plan.

The following table shows the number of shares covered by exercisable and unexercisable options held by the named executive officers on September 30, 2010. There were no other outstanding equity awards as of September 30, 2010.

Outstanding Equity Awards At Fiscal 9/30/09
Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Maurizio Vecchione	170,000	—		—	$0.29	5/17/2017
Chief Executive Officer	83,334	216,666	(1)		$0.10	11/06/2019

Phuong Dang	35,000	—		—	$0.35	12/23/2013
Principal Financial Officer	35,000	—		—	$0.32	12/13/2014
	45,000	—		—	$0.64	12/22/2015
	125,000	—		—	$0.39	08/18/2016
	125,000	—		—	$0.29	05/17/2017
	27,778	72,222	(2)	—	$0.10	11/06/2019
———————
(1)	The remaining 216,666 shares of this option grant vest monthly to November 2012.

(2)	The remaining 72,222 shares of this option grant vest monthly to November 2012

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

On November 24, 2009, CompuMed, Inc. entered into an agreement with Mark Crockett, a director on CompuMed’s Board of Directors, for the provision of certain investment banking and financial advisory services. CompuMed will compensate Mr. Crockett for his services in the form of a transaction fee tied to the value received by CompuMed upon the closing of a transaction whereby the Company’s capital stock, assets or revenue streams are transferred for consideration, including, without limitation, a sale or exchange of capital stock or assets, a merger, plan of exchange or consolidation, a lease or license of assets with or without a purchase option, the formation of a joint venture, or any similar transaction. As of September 30, 2010, there was no compensation due to Mr. Crockett.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth information as of September 30, 2010 regarding shares of our common stock subject to outstanding options or authorized for issuance under our currently existing equity compensation plan.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining and Available for Future issuance Under equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	570,000	0.20	-0-
Equity compensation plans not approved by security holders	7,447,000	0.27	8,017,000
Total	8,017,000	0.26	8,017,000

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth, to our knowledge, certain information concerning the beneficial ownership of the our common stock as of November 30, 2010 by: (a) each director of the Company; (b) the executive officer named in the Executive Compensation Table; (c) our directors and executive officer as a group; and (d) each person known to us who beneficially owns 5% or more of our common stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our outstanding capital stock as of November 30, 2010 by (i) each person known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our executive officers and (iv) our directors and executive officers as a group.  Unless otherwise indicated, the address of the beneficial owner is c/o CompuMed, Inc., 5777 W. Century Boulevard, Suite 360, Los Angeles, CA 90045.

	Common Stock (1)
Name of Beneficial Owner	Number of Shares	%
Mark Crockett	-	-
Phuong Dang	403,889(2)	1.5%
Charles Gillman	13,091,094(3)	32.9%
Mark Stolper	1,000,000(4)	3.5%
Maurizio Vecchione	286,668(5)	1.0%
All officers and directors as a group (five persons)	14,781,651(6)	35.6%

(1)
27,287,452 shares of common stock were outstanding as of November 30, 2010.  All percentages are rounded to the nearest tenth and are based upon the number of shares outstanding on November 30, 2010.  For purposes of computing the percentages of the outstanding shares owned by persons described in the table, any shares such person is deemed to own by having a right to acquire such shares by exercise or conversion are included, but shares acquirable by other persons by exercise or conversion are not included.

(2)	Includes 403,889 shares issuable within 60 days under stock options.
(3)	Includes:
a)	8,334,000 shares of common stock issuable within 60 days upon conversion of Series 2% Preferred Stock owned by Boston Avenue Capital, LLC.
b)	4,167,000 shares of common stock issuable within 60 days upon conversion of warrants.
c)
63,500 shares of common stock held directly by Yorktown Avenue Capital, LLC (“YAC”) and 526,594 shares held directly by Boston Avenue Capital, LLC (“BAC”).  Mr. Gillman is the manager of BAC and YAC.  Mr. Gillman disclaims beneficial ownership of these shares.

(4)	Includes 1,000,000 shares issuable within 60 days under stock options.
(5)	Includes 286,668 shares issuable within 60 days under warrants.
(6)
Includes 1,403,889 shares issuable within 60 days under stock options, 4,453,668 shares issuable within 60 days under warrants, and 8,334,000 shares issuable within 60 days upon conversion of Series 2% Preferred Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On June 1, 2007, the Company appointed Mr. Vecchione as Interim Chief Executive Officer. Mr. Vecchione is a principal of Synthetica (America), Ltd, to which the Company paid $171,000 and $173,000 in consulting fees during the year ended September 30, 2010 and 2009, respectively.

On November 24, 2009, CompuMed, Inc. entered into an agreement with Mark Crockett, a director on CompuMed’s Board of Directors, for the provision of certain investment banking and financial advisory services. CompuMed will compensate Mr. Crockett for his services in the form of a transaction fee tied to the value received by CompuMed upon the closing of a transaction whereby the Company’s capital stock, assets or revenue streams are transferred for consideration, including, without limitation, a sale or exchange of capital stock or assets, a merger, plan of exchange or consolidation, a lease or license of assets with or without a purchase option, the formation of a joint venture, or any similar transaction. As of September 30, 2010, there was no compensation due to Mr. Crockett.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal years ended September 30, 2010 and 2009, the aggregate fees billed for professional services rendered by Rose, Snyder and Jacobs (independent auditors) for the audits of the Company’s annual financial statements and the reviews of its financial statements included in the Company's quarterly reports and filings under the Securities Act of 1933 totaled approximately $59,000 and $58,000 respectively.

Audit-Related Fees

For the fiscal years ended September 30, 2010 were none and $5,000 in fiscal year end 2009, the aggregate fees billed for professional services rendered by the Company’s independent auditors for audit-related fees, which include assistance with responding to SEC comment letters, consents, and procedures performed relating to potential acquisitions.

Tax Fees

For the fiscal years ended September 30, 2010 and 2009, the aggregate fees billed by our independent auditors relating to the preparation of corporate tax returns were $8,000 and $10,000, respectively.

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

10.18	Consulting Agreement between the Company and Synthetica, LTD, dated June 7, 2007 (included as Exhibit 10.1 to the Form-8K filed June 7, 2007, and incorporated herein by reference).
10.19	Consulting Agreement between the Company and Mark Crockett, dated November 24, 2009 (included as Exhibit 99.1 to the Form-8K filed November 25, 2009, and incorporated herein by reference).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPUMED, INC.

By:	/s/ Maurizio Vecchione
Maurizio Vecchione
President and Chief Executive Officer
Date: December 29, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maurizio Vecchione	President and Chief Executive Officer	December 29, 2010
Maurizio Vecchione

/s/ Phuong Dang	Secretary and Principal Financial Officer	December 29, 2010
Phuong Dang

/s/ Mark Stolper	Chairman of the Board	December 29, 2010
Mark Stolper

/s/ Mark Crockett	Director	December 29, 2010
Mark Crockett

/s/ Charles Gillman	Director	December 29, 2010
Charles Gillman

COMPUMED, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
CompuMed, Inc.

We have audited the accompanying balance sheets of CompuMed, Inc. as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompuMed, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

December 28, 2010

COMPUMED, INC.
BALANCE SHEET

	September 30,	September 30,
	2010	2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	58,000	97,000
Investments, at fair market value	-	111,000
Accounts receivable, less allowance of $19,000 (September 2010) and $14,000 (September 2009)	258,000	293,000
Other receivables	1,000	-
Inventory	18,000	18,000
Prepaid expenses and other current assets	13,000	17,000

TOTAL CURRENT ASSETS	348,000	536,000

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	1,477,000	1,388,000
Furniture, fixtures and leasehold improvements	80,000	76,000
Equipment under capital leases	343,000	421,000

	1,900,000	1,885,000

Accumulated depreciation and amortization	(1,655,000)	(1,556,000)

TOTAL PROPERTY AND EQUIPMENT	245,000	329,000

OTHER ASSETS
Patents, net of accumulated amortization of $41,000 (September 2010) and $30,000 (September 2009)	129,000	127,000

Other assets	19,000	15,000

TOTAL OTHER ASSETS	148,000	142,000

TOTAL ASSETS	741,000	1,007,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	177,000	153,000
Accrued liabilities	100,000	118,000
Unearned revenue- ECG processing	2,000	2,000
Current portion of capital lease obligations	59,000	70,000

TOTAL CURRENT LIABILITIES	338,000	343,000

Capital lease obligations	71,000	108,000
Commitments and Contingencies, note E

TOTAL LIABILITIES	409,000	451,000

STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -
issued and outstanding - 8,400 shares	1,000	1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
issued and outstanding - 300 shares	-	-

Preferred Stock- Class D 2% convertible -	-	-
issued and outstanding - 4,167 shares

Common Stock, $0.01 par value - authorized 50,000,000 shares,
issued and outstanding - 27,287,462 (September 2010) and 26,093,742 shares (September 2009)	274,000	262,000

Additional paid-in capital	36,679,000	36,497,000

Accumulated deficit	(36,622,000)	(36,204,000)

TOTAL STOCKHOLDERS' EQUITY	332,000	556,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	741,000	1,007,000

See notes to financial statements and report of Independent Registered Public Accounting Firm

COMPUMED, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,

	For the Years Ended September 30,
	2010	2009
REVENUE
ECG services	1,554,000	1,762,000
ECG product and supplies sales	87,000	117,000
OsteoGram ® and Osteometer sales and services	121,000	169,000

	1,762,000	2,048,000
COSTS AND EXPENSES
Costs of ECG services	647,000	676,000
Cost of goods sold-ECG	59,000	77,000
Cost of goods sold - OsteoGram ® and Osteometer	32,000	1,000
Selling expenses	304,000	344,000
Research and development	5,000	43,000
General and administrative expenses	938,000	957,000
Depreciation and amortization	125,000	152,000

TOTAL OPERATING EXPENSES	2,110,000	2,250,000

OPERATING LOSS	(348,000)	(202,000)

Interest income and dividends	-	1,000
Loss on disposal of fixed assets	-	(2,000)
Interest expense	(30,000)	(50,000)

NET LOSS	(378,000)	(253,000)

Net loss per common share (basic and diluted)	(0.01)	(0.01)

Weighted average number of common shares outstanding	26,816,205	25,899,994

See notes to financial statements and report of Independent Registered Public Accounting Firm.

COMPUMED, INC.
STATEMENTS OF STOCKHOLDER'S EQUITY

							Additional		Other
	Series A Stock		Series D Stock		Common Stock		Paid In	Accumulated	Conprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances at
September 30, 2008	8,400	$1,000	4,167	-	25,882,643	$260,000	$36,363,000	$(35,911,000)	-	$713,000

Issuance of common stock					211,099	$2,000	$38,000	$(40,000)		-
to pay dividends to Boston
Avenue Capital LLC

Stock based compensation							$96,000			$96,000

Net Loss	-	-	-	-	-	-	-	$(253,000)	-	$(253,000)
Balances at
September 30, 2009	8,400	$1,000	4,167	-	26,093,742	$262,000	$36,497,000	$(36,204,000)	-	$556,000

Issuance of common stock	-	-	-	-	193,720	$2,000	$38,000	$(40,000)	-	-
to pay dividends to Boston
Avenue Capital LLC

Issuance of common stock	-	-	-	-	1,000,000	$10,000	$96,000	-	-	$106,000
to effect a private placement

Stock based compensation	-	-	-	-	-	-	$48,000	-	-	$48,000

Net Loss	-	-	-	-	-	-	-	$(378,000)	-	$(378,000)
Balances at	8,400	1,000	4,167	-	27,287,462	274,000	36,679,000	(36,622,000)	-	$332,000
 September 30, 2010

Comprehensive losses for the years ended September 30, 2010 and 2009 were ($378,000) and ($253,000), respectively.

See notes to financial statements and report of Independent Registered Public Accounting Firm.

COMPUMED, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30,

	Twelve Months Ending September 30,
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(378,000)	$(253,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale/disposal of property and equipment	32,000	2,000
Stock-based compensation	48,000	96,000
Depreciation and amortization	125,000	150,000
Bad debt expense	11,000	-
(Increase)/Decrease in accounts receivable	23,000	(6,000)
(Increase)/Decrease in inventories, prepaid expenses and other assets	2,000	21,000
Increase/(Decrease) in accounts payable and other liabilities	(21,000)	(86,000)

NET CASH USED IN OPERATING ACTIVITIES	(158,000)	(76,000)

CASH FLOW FROM INVESTING ACTIVITIES:
Sale of marketable securities	111,000	26,000
Purchase of other asset	(16,000)	(14,000)
Purchase of property and equipment	(6,000)	(2,000)

NET CASH PROVIDED BY INVESTING ACTIVITIES	89,000	10,000

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(76,000)	(106,000)
Net offering of a private placement	106,000	-

NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	30,000	(106,000)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(39,000)	(172,000)

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD	97,000	269,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,000	$97,000

SUPPLEMENTAL DISCLOSURES:
Interest paid	30,000	50,000
Equipment acquired under capital lease	55,000	105,000
Disposal of fixed assets, cost	48,000	43,000
Stock dividend declared and paid	40,000	40,000

See notes to financial statements and report of Independent Registered Public Accounting Firm

COMPUMED, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009

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

Nature of Operations and Going Concern

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

As of September 30, 2010, the Company had $58,000 cash on hand.

The Company has incurred recurring losses of $378,000 and $253,000 in fiscal years ended September 30, 2010 and 2009, respectively, resulting in aggregate losses of $631,000 over that two-year period. The net loss before non-cash expenses (depreciation and amortization, loss on disposal of property and equipment and stock-based compensation) amounted to $173,000. The net cash used by operating activities in the twelve months ended September 30, 2010 was $158,000 compared to $76,000 for the same period in 2009. Significant components of the difference included a $23,000 decrease in accounts receivable due to the recovery of some customer’s delinquent accounts and $21,000 increase in accounts payable related to purchase of ECG equipment to provide to customers who required and/or requested to be upgraded. The remaining difference in working capital was related to changes in various current assets balances.

Currently, the Company is negotiating a new $200,000 credit facility and has reached agreement in principal with the lender on its key terms. The Company anticipates that with its cash flow from operations, available cash, and the new credit facility, the Company will have sufficient cash flow to meet its anticipated financial needs for at least the next 12 months, assuming that no significant downturn in its business occurs.  Accordingly, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets and liabilities that may result from the outcome of this uncertainty. The Company may find it desirable to raise additional capital through issuance of equity securities or through convertible debentures. However, these sources of financing may not be available on acceptable terms, if at all. If additional funds were raised through the issuance of equity securities, the percentage of ownership of existing stockholders would be reduced.  Furthermore, these equity securities might have rights, preferences, or privileges senior to the Company’s common stock. The Company’s common stock is currently quoted on the over the counter bulletin board, which may make it more difficult to raise funds through the issuance of equity securities.

CASH EQUIVALENTS:

The Company considers investments in all highly liquid debt instruments with maturity of three months or less when purchased, and investments in money market accounts to be cash equivalents. Cash and cash equivalents also consist of cash on hand and demand deposit accounts.

INVESTMENTS:

Investments consist of money market accounts and are stated at market value based on the most recently traded price of these securities. All marketable securities are classified as available for sale at September 30 2009. Unrealized gains and losses, determined by the difference between historical purchase price and the market value at each balance sheet date, are recorded as a component of Accumulated Other Comprehensive Income in Stockholders' Equity. Realized gains and losses are determined by the difference between historical purchase price and gross proceeds received when the marketable securities are sold. The Company has liquidated all marketable securities as of September 30, 2010.

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

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over 3 to 5 years. As of September 30, 2010, the property and equipment being leased to customers had a historical cost of $1,481,000. Amortization of assets leased under capital leases is included in Depreciation and Amortization Expenses.

REVENUE RECOGNITION:

ECG sales and services revenue is recognized in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”) when the following criteria has been met: (1) persuasive evidence of an arrangement exists, (2) the product has been delivered or the services have been rendered, (3) the fee is fixed or determinable, and (4) collectibility of the fee is reasonably assured.

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

Net loss	(378,000)
Less: preferred stock dividends	(89,000)
Net loss available to common stockholders	(467,000)

Net loss per common share (basic and diluted)	$(0.02)
Weighted average number of common shares outstanding	26,816,205

FINANCIAL INSTRUMENTS:

The carrying value of short-term financial instruments such as cash equivalents, accounts receivable, accounts payable, accrued liabilities and capital leases approximates their fair value based on the short-term maturities of these instruments.

LONG-LIVED ASSETS:

In accordance with guidance issued by the FASB, we review our long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of long-lived and amortizable intangible assets to be held and used is measured by a comparison of the carrying amount of an asset to the future operating cash flows expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. The Company has a number of other active applications under prosecution as well as multiple foreign applications of its US patents. In the process of evaluating the applications that remain unissued, the Company abandoned, combined or restructured applications that might be proving to be too costly or time-consuming in relationship to their potential benefit. The Company did not record any impairment charge for long lived assets during fiscal 2010 and 2009.

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

STOCK BASED COMPENSATION:

The Company accounts for stock options in accordance with guidance issued by the FASB using the modified prospective method. Under this method, compensation cost recognized during fiscal years 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized on a straight-line basis over the options' vesting period. Stock-based compensation was $48,000 and $96,000 for the years ended September 30, 2010 and 2009, respectively.

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

The Company sells its products throughout the United States and in the international markets. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the year ended September 30, 2010, total revenue from three customers accounted for approximately 40.2% of the Company total receivables, of which one customer accounted for 19.6% of total accounts receivable at September 30, 2010.

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

The following table summarizes fair value measurements by level at September 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash	$58,000	$—	$—	$58,000

Total assets	$58,000	$—	$—	$58,000

NOTE B - INCOME TAXES

At September 30, 2010, the Company has available for federal income tax purposes, net operating loss carry forwards of approximately $9.5 million, which expire between 2018 and 2030 and approximately $4.1 million available for state income tax purposes, which expire between 2011 and 2020.  The utilization of the above net operating loss carry forwards are subject to significant limitations under the tax codes due to changes in ownership and portions may expire prior to utilization.  The difference between the Company’s effective income tax rate and the statutory federal rate for the years ended September 30, 2010 and 2009 relates primarily to losses incurred for which no tax benefit was recognized, due to the uncertainty of its realization.  The valuation allowance was approximately $3,486,000 and $3,335,000 at September 30, 2010 and 2009, respectively, representing an increase of $151,000 for the year ended September 30, 2010.  This increase is primarily related to increases in the Company's net operating loss carryforward for which no tax effect was recognized due to the uncertainty of its realization.

Significant components of the deferred income tax liabilities and assets as of September 30, 2010 and 2009 are as follows:

	2010	2009
Deferred tax liabilities	-	-

Deferred tax assets:

Net operating loss carry forwards	3,470,000	3,313,000

Other assets and liabilities	16,000	22,000

Total deferred tax assets	3,486,000	3,335,000

Valuation allowance for deferred tax assets	(3,486,000)	(3,335,000)

Net deferred tax assets	-	-

Total	-	-

The Company has adopted guidance that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended September 30, 2010 and 2009, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various state jurisdictions. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for years through 2004, and by the IRS for years through 2005. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed. Our review of prior year tax did not result in a material impact on the Company’s financial position or results of operations.

NOTE C - STOCKHOLDERS' EQUITY

CLASS A $3.50 CUMULATIVE CONVERTIBLE VOTING PREFERRED STOCK:

The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of $0.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. Total cumulated dividends not declared at September 30, 2010 amounted to $29,000. Every two shares of the Class A Preferred Stock are presently convertible, subject to adjustment, into one share of Common Stock. In the event of any liquidation, the holders of the Class A Preferred Stock are entitled to receive $2.00 in cash per share plus accumulated and unpaid dividends out of assets available for distribution to stockholders, prior to any distribution to holders of Common Stock or any other stock ranking junior to the Class A Preferred Stock. The Class A Preferred Stock may be redeemed by the Company, upon 30-days' written notice, at a redemption price of $3.85 per share. Class A Preferred Stock stockholders have the right to convert their shares into Common Stock during such 30-day period.

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

ISSUANCE OF COMMON STOCK - EQUITY LINE OF CREDIT

On March 14, 2007, we closed a private placement of our securities with Boston Avenue Capital, LLC pursuant to the Securities Purchase Agreement. We sold to the investor 4,167 Units at a price of $480 per Unit resulting in total proceeds of $2,000,000. Each Unit consisted of 1 share of our Class D Preferred Stock as well as 1,000 Common Stock Purchase Warrants with an exercise price of $0.30 per share. Pursuant to the Agreement, we issued all 4,167 shares of the authorized Class D Preferred Stock. Each share of Class D Preferred Stock is convertible at any time into 2,000 shares of common stock. The holder of each issued and outstanding share of Class D Preferred Stock will be entitled to receive a dividend in respect of each such share at the rate per share of $9.60 per annum, payable on each of the first, second, third, and fourth anniversaries of March 12, 2007, commencing March 12, 2008. Dividend payments to each holder will be made in shares of our common stock valued at the average Market Price over 20 trading days, as defined in the Certificate of Designation. In the event the dividends may not lawfully be paid by the issuance of our common stock and may be lawfully paid in cash, the dividends will be paid in cash. The Company issued a total of 526,594 shares of common stock in lieu of cash to pay for dividends due March 2008,2009 and 2010. In the event of any liquidation, dissolution or winding-up, either voluntarily or involuntarily, the holders of shares of the Class D Preferred Stock then issued and outstanding will be entitled to be paid out of our assets available for distribution to its stockholders, whether from capital, surplus or earnings, before any payment shall be made to the holders of shares of our common stock or upon any other series of our Preferred Stock with a liquidation preference subordinate to the liquidation preference of Class D Preferred Stock, an amount per share equal to $480 plus the dollar amount equal to all unpaid and accrued dividends and interest thereon. In addition, a merger or consolidation with or into any other corporation, or a sale, lease, exchange, or transfer of all or any part of our assets will be deemed a liquidation event unless no assets are distributed in respect of any class of our capital stock in connection with, or as a result of, such merger or consolidation.

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

The Amended Credit Agreement provides a credit facility in an aggregate principal amount of up to $4 million. Advances under the revolving line of credit shall bear interest at the current three-month London Interbank Offered Rate (LIBOR), payable quarterly in arrears for the prior fiscal quarter on the firth business day of each January, April, July and October commencing after the first advance. The Amended Credit Agreement provides that unused amounts up to the total commitment shall bear interest at a rate of one percent (1%) per annum, compounded annually on the first business day of each calendar year, if the letter of credit is held by a third party. In this Amended Credit Agreement, BAC provided the Company a promissory note in lieu of a third party letter of credit. This will eliminate the 1% interest bearing on the unused amount. The Amended Credit Agreement matures on December 31, 2010. Currently, the Company is negotiating a new credit facility that matures December 31, 2012 and has reached agreement in principal with the lender on key terms. The Company expects to finalize the credit facility in the beginning of January 21011.

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

As of September 30, 2010, there was no draw made against the line of credit.

NOTE D - STOCK OPTIONS AND WARRANTS

The Company has adopted two non-stockholder approved stock incentive plans, the 2003 Stock Incentive Plan (the "2003 Plan") and the 2006 Stock Incentive Plan (the "2006 Plan"), and the others were stockholder approved stock options plans. Awards are outstanding under all Plans, but awards may be granted in the future only under the 2006 Plan. The 2006 Plan provides for the granting of options and stock awards to any officer, director, employee and certain individuals. Both nonqualified and incentive options may be granted under the 2006 Plan. The 2006 plan authorized 12.5 million shares.

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

During fiscal year 2010, the Company granted an aggregate of 740,000 warrants and options to purchase shares of common stock, of which 300,000 warrants were issued to the Chief Executive Officer, 100,000 options to the Principal Financial Officer, and the remaining to certain key employees and consultants.

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

A summary of the stock option activity, and related information for the years ended September 30 follows:

	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding, beginning of period	8,226,748	0.29	8,748,248	0.30
Options exercised	-	-	-	-
Options granted	300,000	0.10	-	-
Options forfeited/canceled	(509,100)	0.66	(521,500)	0.50

Options outstanding, end of period	8,017,648	0.26	8,226,748	0.29

Options exercisable, end of period	7,800,978	0.27	7,738,416	0.29

The aggregate intrinsic value of the options outstanding and of the options exercisable at September 30, 2010 is $2,695.

The following summarizes information concerning stock options outstanding at September 30, 2010:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
		Remaining	Price		Price
	Shares	Contractual	of Shares	Shares	of Shares
Range of Exercise Prices	Outstanding	Life	Outstanding	Exercisable	Exercisable

$0.000000 - $0.425000	7,767,648	5.27	$0.25	7,550,978	$0.25
$0.425001 - $0.850000	250,000	5.23	$0.64	250,000	$0.64

	8,017,648	5.27	$0.26	7,800,978	$0.27

					Weighted Average
			Weighted Average	Aggregate	Remaining
	Shares	Exercise Price	Exercise price	Intrinsic Value	Contractual Life
Outstanding as of 09/30/2010	8,017,648	$0.080000 - $0.640000	$0.26	$2,675.39	5.27
Vested	7,800,978	$0.080000 - $0.640000	$0.27	$2,675.39	5.17
Unvested	216,670	$0.100000 - $0.100000	$0.10	$0.00	9.10
Exercisable as of 09/30/2010	7,800,978	$0.080000 - $0.640000	$0.27	$2,675.39	5.17

There were no options exercised during fiscal year 2010 and 2009.

During the year ended September 30, 2010, the total unrecognized fair value compensation costs relating to unvested stock options was $15,000, which is to be recognized over a remaining of approximately 1 year.

There were 5,308,118 warrants outstanding at a weighted average exercise price of $0.28 and exercisable on a weighted average term of 2 years.

NOTE E - COMMITMENTS AND CONTINGENCIES

The Company has capital leases for machinery and equipment that expire in 2013.

The Company has an operating lease for a facility that expires in February 2013, with an option to extend the term for an additional five years. The following is a summary as of September 30, 2010 of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

Year ending September 30	Capital Lease	Operating Leases
2011	76,000	176,000
2012	55,000	174,000
2013	27,000	71,000
	158,000	421,000
Less amount representing interest	28,000
Net minimum lease payment	130,000
Less current portion	59,000
Present value of net minimum payment, less current portion	71,000

During the year ended September 30, 2010, the Company entered into a capital lease obligation for equipment at the cost of $27,500. This obligation bears an interest rate of 19.65%, a monthly payment of $800 and matures in 2013. The range of interest rates on capital leases outstanding as of September 30, 2010 was 14.72% to 19.65%.

Rental expense under operating leases was $178,000 and $166,000 in fiscal years 2010 and 2009, respectively.

LITIGATION

From time to time the Company is involved in litigation and threatened litigation arising in the ordinary course of business. The Company is not aware of any material unsettled litigation.

NOTE F - SAVINGS AND RETIREMENT PLANS

The Company has a Savings and Retirement Plan (the "Plan") under which every full-time salaried employee who is 18 years of age or older may contribute up to 100% of his or her eligible annual salary to the Plan. For an employee contribution of up to but not exceeding 6% of the employee's annual salary the Company makes a matching contribution of $0.25 for every $1.00 of the employee's contribution. The Company's contributions are 100% vested after 36 months of contributions to the Plan. Benefits are payable under the Plan upon termination of a participant's employment with the Company or at retirement. The Plan meets the requirements of Section 401(k) of the Internal Revenue Code. The Company's matching contribution, which was charged to expense, was $8,000 and $9,000 for fiscal 2010 and 2009, respectively.

NOTE G - RELATED PARTY TRANSACTIONS

On June 1, 2007, the Company appointed Mr. Vecchione as Interim Chief Executive Officer. Mr. Vecchione is a principal of Synthetica (America), Ltd, to which the Company paid $171,000 and $173,000 in consulting fees during the year ended September 30, 2010 and 2009, respectively.

On November 24, 2009, CompuMed, Inc. entered into an agreement with Mark Crockett, a director on CompuMed’s Board of Directors, for the provision of certain investment banking and financial advisory services. CompuMed will compensate Mr. Crockett for his services in the form of a transaction fee tied to the value received by CompuMed upon the closing of a transaction whereby the Company’s capital stock, assets or revenue streams are transferred for consideration, including, without limitation, a sale or exchange of capital stock or assets, a merger, plan of exchange or consolidation, a lease or license of assets with or without a purchase option, the formation of a joint venture, or any similar transaction. As of September 30, 2010, there was no compensation due to Mr. Crockett.

On March 11, 2009, the Company recorded $45,000 payable to Boston Avenue Capital, LLC (“BAC”), of which $40,000 was related to interest on the $4 million third party line of credit and $5,000 related to fees reimbursed to BAC due to the cancellation of warrants to purchase 16 million shares of the Company's common stock, pursuant to the Amended Credit Agreement. As of September 30, 2010, the Company owed BAC $6,000 relating to these amounts.

NOTE H – SUBSEQUENT EVENTS

During the first quarter of 2011, the Company entered into the agreement to sublease 2,500 square feet of our corporate office space to two companies at an aggregate monthly rent of $8,500. These leases are on a month-to-month term.

Currently, the Company is negotiating a new $200,000 credit facility and has reached agreement in principal with the lender on its key terms. This credit facility will mature on December 31, 2012.