Form 10-Q
period 2010-12-31
COMPUMED INC
filed 2011-02-14
CIK 700998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

or

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2011 was 27,287,462.

COMPUMED, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION
ITEM  1.   FINANCIAL STATEMENTS.

CONDENSED BALANCE SHEETS
COMPUMED, INC.

	December 31,	September 30,
	2010	2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,000	$58,000
Accounts receivable, less allowance of $20,000 (December 2010) and $19,000 (September 2010)	265,000	258,000
Other receivables	-	1,000
Inventory	17,000	18,000
Prepaid expenses and other current assets	16,000	13,000
TOTAL CURRENT ASSETS	300,000	348,000

PROPERTY AND EQUIPMENT, AT COST
Machinery and equipment	1,425,000	1,477,000
Furniture, fixtures and leasehold improvements	80,000	80,000
Equipment under capital leases	340,000	343,000
	1,845,000	1,900,000

Accumulated depreciation and amortization	(1,628,000)	(1,655,000)
TOTAL PROPERTY AND EQUIPMENT	217,000	245,000

OTHER ASSETS
Patents, net of accumulated amortization of $44,000 (December 2010) and $41,000 (September 2010)	128,000	129,000

Other assets	9,000	19,000
TOTAL OTHER ASSETS	137,000	148,000
TOTAL ASSETS	$654,000	$741,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$217,000	$177,000
Accrued liabilities	83,000	100,000
Unearned revenue- ECG processing	2,000	2,000
Current portion of capital lease obligations	65,000	59,000
TOTAL CURRENT LIABILITIES	367,000	338,000

Capital lease obligations	73,000	71,000
Commitments and Contingencies, note B
TOTAL LIABILITIES	440,000	409,000

STOCKHOLDERS' EQUITY
Preferred Stock, $0.10 par value - authorized 1,000,000 shares
Preferred Stock- Class A $3.50 cumulative convertible voting -
issued and outstanding - 8,400 shares	1,000	1,000

Preferred Stock- Class B $3.50 cumulative convertible voting -
issued and outstanding - 300 shares	-	-

Preferred Stock- Class D 2% convertible -	-	-
issued and outstanding - 4,167 shares

Common Stock, $0.01 par value - authorized 50,000,000 shares,
issued and outstanding - 27,287,462 (September and December 2010)	274,000	274,000

Additional paid-in capital	36,680,000	36,679,000

Accumulated deficit	(36,741,000)	(36,622,000)

TOTAL STOCKHOLDERS' EQUITY	214,000	332,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$654,000	$741,000

See notes to financial statements and report of Independent Registered Public Accounting Firm.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
COMPUMED, INC.

	Three Months Ended December 31,
	2010	2009
REVENUE FROM OPERATIONS
ECG services	$349,000	$379,000
ECG product and supplies sales	31,000	19,000
OsteoGram and Osteometer sales and services	18,000	29,000
TOTAL REVENUE	$398,000	$427,000

OPERATING EXPENSES
Costs of ECG services	159,000	170,000
Cost of goods sold-ECG	11,000	14,000
Cost of goods sold - OsteoGram(R) and OsteoMeter	-	8,000
Selling expenses	72,000	79,000
Research & development	-	2,000
General and administrative expenses	257,000	263,000
Depreciation and amortization	29,000	37,000
TOTAL OPERATING EXPENSES	528,000	573,000
OPERATING LOSS	$(130,000)	$(146,000)

Other income	18,000	-
Interest expense	(7,000)	(9,000)
NET LOSS	$(119,000)	$(155,000)

NET LOSS PER SHARE (Basic and diluted)	$(0.00)	$(0.01)
Weighted average number of common
shares outstanding	27,287,462	26,093,742

See notes to financial statements and report of Independent Registered Public Accounting Firm.

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
COMPUMED, INC.

	Three Months Ending December 31,
	2010	2009

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(119,000)	$(155,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	2,000	6,000
Stock-based compensation	2,000	16,000
Depreciation and amortization	29,000	37,000
(Increase)/Decrease in accounts receivable	(6,000)	5,000
(Increase)/Decrease in inventories, prepaid expenses and other assets	8,000	(1,000)
Increase/(Decrease) in accounts payable and other liabilities	50,000	20,000
NET CASH USED IN OPERATING ACTIVITIES	(34,000)	(72,000)

CASH FLOW FROM INVESTING ACTIVITIES:
(Purchase)/Sale of marketable securities	-	111,000
(Purchase)/Sale of patents	(2,000)	-
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(2,000)	111,000

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(20,000)	(19,000)
NET CASH USED IN FINANCING ACTIVITIES	(20,000)	(19,000)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(56,000)	20,000

CASH AND CASH EQUVALENTS AT BEGINNING OF PERIOD	58,000	97,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,000	$117,000
SUPPLEMENTAL DISCLOSURES:
Interest paid	7,000	9,000
Equipment acquired under capital lease	28,000	27,000

See notes to financial statements and report of Independent Registered Public Accounting Firm.

COMPUMED, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A – BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Description of Business: CompuMed, Inc. (the Company) is a medical telemedicine and eHealth provider focusing on the diagnosis, monitoring and management of several costly, high incidence diseases, particularly cardiovascular disease and osteoporosis. The Company's primary business is the provisioning of specialized Cardiology services to primary care settings that do not have access to specialists, particularly in Cardio Vascular disease. We use telemedicine to link specialists to clinical settings that treat primary care patients and provide a number of diagnostic and disease management services, principally relating to certain chronic diseases , including the centralized interpretation of electrocardiograms ("ECGs"). We have also developed and marketed diagnostic technologies for skeletal health and bone disease, including the diagnoses of osteo-arthritis and osteoporosis , although this product line is principally being marketed in certain international markets. The Company applies digital workflows, telemedicine, eHealth, medical informatics, medical imaging, telecommunications and networking technologies to provide services to medical providers, professionals and patients, to deliver cost-effective point-of-care solutions, disease risk assessment, diagnosis and management as well as decision support.

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011. For further information, refer to the financial statements for the year ended September 30, 2010 and the notes thereto included in the Company's Annual Report on Form 10-K.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of conducting its business.  The Company's ability to continue as a going concern is dependent upon various factors including, among others, its ability to reduce its operating losses and negative cash flows, and the ability to draw from our existing revolving line of credit or other sources of financing. The Company is planning to raise additional equity capital. This capital is needed to drive the market expansion of the Company into new areas of telemedicine and to grow our overall revenues and market penetration. There can be no guarantee that the Company may effect a successful financing upon acceptable terms to the Company and absent such financing the Company might have to delay its expansion plans or might have to curtail some or all of its operations. The Company is continually assessing the performance of its product lines and business units and may engage in further cost-cutting measures as well as other possible strategic transactions involving third parties for any non-performing product line. The Company used existing cash and readily available marketable securities balances to fund operating losses and capital expenditures. The Company has raised funds from 1997 through 2010 through stock issuances and proceeds from the exercise of certain stock options and warrants. On January 14, 2011, the Company also entered into a “Second Amended Credit Agreement” with Boston Avenue Capital, LLC to provide access to a $300,000 revolving line of credit. Any advances on this credit line must be unanimously approved by the Board of Directors.

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

.STOCK-BASED COMPENSATION

The Company accounts for stock options in accordance with FASB ASC Topic 718 using the modified prospective method. Under this method, compensation cost recognized includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2006, based on the grant-date fair value estimated in accordance with guidance issued by the FASB amortized on a straight-line basis over the options' vesting period. Stock-based compensation was $2,000 and $16,000 for the three months ended December 31, 2010 and 2009, respectively.

A summary of the stock options activity and related information for the three months ended December 31, 2010 is as follows:

		Weighted-
		Average
		Exercise
	Shares	Price
Options outstanding, beginning of period	8,017,648	$0.26
Options exercised	-	-
Options granted	-	-
Options forfeited/canceled	(40,000)	$0.19

Options outstanding, end of period	7,977,648	$0.26
Options exercisable, end of period	7,785,980	$0.27

The following summarizes information concerning stock options outstanding at December 31, 2010:

			Weighted Average Exercise Price of Shares Outstanding		Weighted Average Exercise Price of Shares Exercisable
		Weighted Average Remaining Contractual Life

	Shares Outstanding			Shares Exercisable
Range of Exercise Prices
$0.000000 - $0.425000	7,727,648	5.05	$0.25	7,535,980	$0.25
$0.425001 - $0.850000	250,000	4.98	$0.64	250,000	$0.64

	7,977,648	5.05	$0.26	7,785,980	$0.27

There were no options or warrants granted during the three months ended December 31, 2010.

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

Three Months Ended December 31, 2010
Net loss	(119,000)
Preferred stock dividends	(60,000)

Net loss available to common stockholders	(179,000)

Net loss per common share (basic and diluted)	$(0.01)
Weighted average number of common shares outstanding	27,287,462

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

The following table summarizes fair value measurements by level at December 31, 2010 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Cash and cash equivalents	$2,000	$-	$-	$2,000

Total assets	$2,000	$-	$-	$2,000

For certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

NEW ACCOUNTING PRONOUNCEMENTS

 In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (VIEs) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (“QSPEs”) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. This guidance is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. The Company adopted this guidance on October 1, 2010. There was no impact upon adoption of this guidance.

In June 2009, the FASB issued revised guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on October 1, 2010. There was no impact upon adoption of this guidance.

In June 2009, the FASB issued new guidance regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance which changes the accounting for equity share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering. This guidance requires the share lending arrangement to be measured at fair value and recognized as an issuance cost. These issuance costs should then be amortized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements should be excluded from computation of earnings per share. This guidance is effective for fiscal years beginning after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year.  The Company adopted this guidance on October 1, 2010. There was no impact upon adoption of this guidance.

In October 2009, the FASB issued authoritative guidance on multiple-deliverable revenue arrangements. This new guidance amends the existing criteria for separating consideration received in multiple-deliverable arrangements and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. The guidance establishes a hierarchy for determining the selling price of a deliverable which is based on vendor-specific objective evidence, third-party evidence, or management estimates. Expanded disclosures related to multiple-deliverable revenue arrangements are also required. This guidance is effective for the Company beginning fiscal year 2011, with early adoption permitted. Upon adoption, the guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements, or it may be applied retrospectively.  The Company adopted this guidance on October 1, 2010. There was no impact upon adoption of this guidance.

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. This guidance requires new disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not have a material impact on our consolidated financial position or results of operations.

NOTE B- COMMITMENTS AND CONTINGENCIES

During the three months ended December 31, 2010, the Company entered into a capital lease obligation for equipment at the cost of $27,500. This obligation bears an interest rate of 21.59%, is payable at $1,000 per month, and matures on July 2013. The range of interest rates on capital leases outstanding as of December 31, 2010 was 15.74% to 21.59%.

The following is a summary, as of December 31, 2010, of future minimum lease payments together with the present value of the net minimum lease payments on capital leases:

Fiscal Year	Capital Lease	Operating Leases
2011	64,000	129,000
2012	67,000	174,000
2013	37,000	71,000

	168,000	374,000
Less amount representing interest	30,000

Net minimum lease payment	138,000
Less current portion	65,000

Present value of net minimum payment, less current portion	$73,000

Rental expenses under operating leases for the three months ended December 31, 2010 and 2009 were $43,000 and $44,000, respectively.

The holders of Class A Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends at an annual rate of $.35 per share, payable quarterly. Dividends are cumulative from the date of issuance. The total dividends accumulated in the quarter ended December 31, 2010 was $1,000 and the total cumulated dividends not declared at December 31, 2010 was $30,000.

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

CompuMed has created an electronic telemedicine infrastructure to link clinical cardio-vascular data collected at the patient’s point of care, such as 12-lead ECGs, provide computerized interpretation of the data and to transmit that data to cardiologists for over-read interpretations. Our innovation in this area is the workflow technology being used to manage the inflow of data to its servers, and the routing of that data to a network of cardiologists who provide interpretations under contracts. Our services are available 7x24 and are designed to support general clinical workflows. We have specialized expertise and intellectual properties in electronic workflow, telemonitoring, imaging and analysis. Our services and products are designed to improve healthcare provider workflow and patient care, while reducing costs. We also develop imaging based diagnostic systems for the detection of certain musculoskeletal diseases such as Osteoporosis. Our revenues are principally based on the centralized interpretation of ECGs. However we have been developing extensions to our capabilities to be able to offer a wider range of services on our telemedicine platform. These services could include interpretations of echograms and full doctor-patient teleconsults.

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

Frost and Sullivan, (US ECG and Cardiac Monitoring Products and Services Markets, 2006), estimates the overall market size for ECG services in clinical care settings to be in excess of $1 billion in 2010. Additionally trends towards telemedicine use in support of diagnosis and treatment of disease, including cardiovascular disease, appear to be accelerating due to recent push from the federal government, healthcare reform and cost reductions. We believe that we might be at a strategic inflection point in the marketplace acceptance of our telemedicine services in the broader point of care clinical market, and believe we might have the opportunity to move the Company into a position of leadership in providing telecardiology services to primary care patients, including to patients directly at home. Currently our products have been used principally in institutional settings within certain niches, but some of our activities during the year in pediatrics, rural and occupational healthcare have allowed us to test both technology and reimbursements for this primary care targets. Additionally recent trends are showing greater acceptance of teleconsultations and real-time cardiac telemetry, (MCOT) with significant approved reimbursements as well as the use of certain imaging modalities such as echograms . As a result, the Company has decided to become a Medicare primary provider for such services and is looking to add echograms, MCOT and teleconsult services to its ECG platforms and its applications and credentialing is pending. There can be, however, no assurance at this time, that the Company will obtain such credentialing or that its new products will be successful in the marketplace. These services are reimbursed at a rate an order of magnitude larger than ECG services and could potentially be a material source of new revenue for the Company.

Expansion into eHealth and Mobile Cardiac Outpatient Telemetry (MCOT , other telemedicine and imaging services

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

The Company has begun to deliver its existing services in primary care to new eHealth markets including geriatric, pediatric and rural areas. Planned in conjunction with that expansion is the addition of new MCOT, echograms and eHealth teleconsult services for those same customers. The Company believes the timing is favorable for CompuMed to enter these markets and provide these new services, as reimbursement policies are changing to encourage telemedicine-based services as a means to reduce costs while improving the quality of care for underserved patients. There are recent trends suggesting that reimbursers are recognizing its cost effective to provide certain diagnostic and clinical services to patients outside of the hospital setting whenever possible, like doctors’ offices, schools, nursing homes and other point-of-care facilities in medically underserviced markets or “MUA”s.  Additionally, the Company believes that a “nighthawk” model could exist to provide services to clinical settings, such as hospital, during night and other underserviced time-bands. The Company is currently negotiating the first set of prototype relationships under this model.

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

Pursuant to that relationship, we have continued  installing our systems at target school health clinic and are targeting 50 sites that agree to student-body wide screening programs. It is unclear at this time the exact revenue impact, but unit economic assumptions for such screens show potential for increased revenues from these new customers. Recently, the Company expanded its effort to Florida school health centers, leveraging its existing relationship with the University of Miami. During the quarter, the Company organized a systematic telemarketing effort to reach potential clients in the state of Florida and fine tune its ability to use such tools to scale its selling effort nationwide.

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

In order to complete the evolution into a comprehensive telecardiology provider that includes event monitoring and full patient teleconsults, the Company has elected to become an Independent Diagnostic Testing Facility (IDTF) under the Center for Medicare Services (CMS) definitions. This will allow the Company to bill for, and recognize as revenue, the full scope of services provided to client facilities. This could have the effect of materially expand our revenues and to increase the depth of our services to existing and new clients. Our application and certifications are pending. While the Company is focusing significant effort on launching these complementary monitoring services and becoming an IDTF, there can be, however, no guarantees that the Company will be successful in becoming approved as an IDTF or that it will be successful in expanding its revenues through these new services.

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

We are also engaged into strategic discussions with possible partners that could accelerate our new market entry. Specifically, we are targeting at partnerships that can accelerate our access to acute care nursing homes, rural clinics and other medically underserviced primary care settings. This is a key strategy to provide scale to these new services and is the focal point of the Company’s strategic effort. Partially to provide capitalization for the activities in support of its eHealth initiatives, and related joint ventures, the Company entered into an agreement to effect the private placement of 1,000,000 shares of the Company's common stock at a price of $0.12 per share and received net proceeds of $106,000 during the third quarter of fiscal 2010. Also on January 14, 2011, the Company entered into a “Second Amended Credit Agreement” to effect a $300,000 line of credit to support working capital needs. The Company might seek additional equity funding to finance its market expansion at some point in the future. There are no guarantees that the Company will be successful in raising such funds or that it may raise them at terms that would be attractive. If the Company does not have sufficient capital, it might need to reduce its operations, and it might not have sufficient capital to execute in its expansion plan.

Our correctional customers continued to respond to the fiscal pressures on their budget by eliminating wide screening of patients, and limiting use of our services to at-risk patients. This trend has improved during the quarter and the revenue continued to depress offsetting by the increase in overall customers under contracts, principally outside of the correctional market. We have no indication of when, if at all, our correctional customers might relax these reduced usage patterns, and restore historical usage patterns. At this time our planning is focusing on new customers that might not be affected as much but State and other government budget cycles. We are also actively engaged into a program to expand the services we are offering our key customers with the products and modalities discussed prior.

We are currently providing ECG services to over 1,000 sites, nationwide and perform tests on an average of 75,000 patients totaling an average of over 90,000 tests annually.

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

The Company has continued to grow the number of units placed in China, principally through its distribution partners in China as well as its OsteoCare product. While encouraging as a trend, the volume of units is small in comparison to the total market potentials. Recognizing the potential importance of certain overseas markets such as China, and the fact that the Company might need to expand its marketing and R&D effort in those markets beyond what it has the resources to accomplish alone, the Company is renewing its effort to negotiate a joint venture or other strategic relationship with potential strategic partners to expand its international market reach. Currently the products are marketed in China through its master distributor, Rayco, a unit of Carestream Health.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 31, 2010 COMPARED TO THE QUARTER ENDED DECEMBER 31, 2009.

Total revenues for the first quarter of 2011 decreased by 6.8% to $398,000 from $427,000 for the same quarter of 2010 principally due to timing of capital acquisition cycles by certain customers as well as the market factors discussed below.

ECG services revenue, which consists of ECG processing, equipment rental, over-reads and maintenance, during the first quarter of fiscal 2011, decreased by 7.9% to $349,000 from $379,000 for the same quarter of 2010, due to the effect of budget constraint of certain State Department of Corrections which resulted in reduced utilization of our services in those settings, as discussed in the “Overview” section of this 10-Q form, partially offset by an increase of new customer’s revenues in non-correctional markets.

ECG product and supplies sales revenue for the first quarter of fiscal 2011 increased by 63.2% to $31,000 from $19,000 for the same quarter of fiscal 2010, due to a one-time sale to a customer related to equipment recovery.

Skeletal Health products and services revenue consist of OsteoGram and OsteoMeter sales and services. During the first quarter of fiscal 2011, it decreased by 37.9% to $18,000 from $29,000 for the same quarter of 2010 due to timing of certain procurements cycles associated with imaging capital goods in China.

Cost of ECG services during the first quarter of fiscal 2011 decreased by 6.5% to $159,000 from $170,000 for the same quarter of 2010, mainly due to the continued cost cutting measures implemented by the Company since 2008 and the decrease of services provided.

Cost of goods sold of ECG during the first quarter of fiscal 2011decreased by 21.4% to $11,000 from $14,000 for the same quarter of 2010.This cost is related to the purchase of ECG equipment and its components. In the normal course of business, it varies accordingly to the ECG product and supplies sales. During this quarter, the cost of goods decreased while the equipment sales increased. This indicates that the fair market value of the equipment sold was fully amortized.

Cost of goods sold of OsteoGram and Osteometer for the first quarter of 2011 decreased by 100% to $0 from $8,000 for the same period of 2010.The 2010 was related to the Osteometer and did not result from OsteoGram.

Selling expenses for the first quarter of fiscal 2011 decreased by 8.9% to $72,000 from $79,000 for the same quarter of fiscal 2010, due to the effect of shifting channels in support of a series of initiatives to target potential new markets such as pediatric, geriatric and rural.

General and administrative expenses for the first quarter of fiscal 2011 decreased by 2.3% to $257,000 from $263,000 for the same quarter of fiscal 2010, due to continued cost cutting measures implemented.

Research and development costs for the first quarter of fiscal 2011 decreased by 100.0% to $0 from $2,000 for the same quarter of fiscal 2010 due to the re-alignment of priorities relating to product development and the election to principally develop new product offerings through partnerships rather than in-house.

During the first quarter of fiscal 2011 and 2010, the non-cash stock-based compensation charges included in the expenses above were $2,000 and $16,000, respectively.

There were no interest and dividend income recorded during the three months ended December 31, 2010 and 2009.

Other income for the first quarter of fiscal 2011 was $18,000 compared to $0 in fiscal 2010. This is related to the sublease of  portions of the company’s  office space to two companies on a month-to-month basis.

Interest expense for the first quarter of fiscal 2011 decreased by 22.2% to $7,000 from $9,000 for the same period of fiscal 2010 due to paying off certain capital lease obligations.

Net loss for the first quarter of fiscal 2011 decreased by 23.2% to $119,000 from $155,000 for the same period of fiscal 2010 mostly due to declining revenues caused by the global downturn economy.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

OPERATIONS

At December 31, 2010, we had $2,000 in cash compared to a balance of $58,000 at September 30, 2010, a net decrease of $55,000. The Company is analyzing a number of options to improve cash flow for the Company, including raising additional capital, drawing down into existing or new credit facilities, exploring strategic opportunities and further costs elimination measures. Currently, the Company has a $300,000 credit facility available through Boston Avenue Capital, LLC.

Our net cash used in operating activities was $34,000 during the three months ended December 31, 2010 compared to $72,000 for the same period in fiscal 2010, a decrease of $38,000. Significant components of net cash used in operating activities for the three months ended December 31, 2010 included: $6,000 increase in accounts receivable due to extending credit to certain customers; $8,000 decrease in other assets due related to subleasing of portions of the Company’s office space; and $50,000 increase in accounts payable due to deferral of payments to certain vendors.

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

CAPITAL COMMITMENTS

Our primary capital resource commitments at December 31, 2010 consist of capital and operating lease commitments, primarily for computer equipment, electrocardiogram terminals, OsteoMeter machines and for our corporate office facility.  During the three months ended December 31, 2010, the Company entered into a capital lease obligation for equipment at the cost of $27,500. This obligation bears an interest rate of 21.59%, is payable at $1,000 per month, and matures on July 2013.

FINANCING ACTIVITIES

On January 14, 2011, the Company entered into an amended revolving line of credit agreement (the “Second Amended Credit Agreement”) with Boston Avenue Capital, LLC.  The Second Amended Credit Agreement amends the original credit agreement entered into between Borrower and Lender dated February 15, 2008 and amended December 16, 2008 (the “Original Credit Agreement”).

The Second Amended Credit Agreement provides a credit facility in an aggregate principal amount of up to $300,000.  Advances under the revolving line of credit shall bear interest at four percent (4%) payable quarterly in arrears for the prior fiscal quarter on the fifth business day of each January, April, July and October commencing after the first advance.  The Second Amended Credit Agreement matures on December 31, 2012. As of this time, the Company has not drawn on any of the facility.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

COMPUMED, INC.

Date: February 14, 2011	By:	/s/ Maurizio Vecchione
Maurizio Vecchione
Interim Chief Executive Officer

Date: February 14, 2011	By:	/s/ Phuong Dang
Phuong Dang
Secretary, Controller and Principal Financial Officer